Form 10KSB
period 2004-06-30
PRINCETON ACQUISITIONS INC
filed 2005-03-21
CIK 773717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

X__ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

___TRANSITION REPORT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

PRINCETON ACQUISITIONS, INC.

(Name of small business in its charter)

Colorado	2-99174-D	84-0991764
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)
4105 E. Florida Avenue, Suite 100 Denver, Colorado	80222
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number:   (303) 756-8583

Securities to be registered under Section 12(b) of the Act:

Title of each class

N/A

Securities to be registered under Section 12(g) of the Act:

Common Stock

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes      No  X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenue for its most recent fiscal year: $ -0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked priced of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act): -0-

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Issuers involved in bankruptcy proceedings during the past five years): Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes __ No __

(Applicable only to corporate registrants): State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,287,500 as of June 30, 2004.

Documents incorporated by reference.  If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").  The listed documents should be clearly described for identification purposes.

Transitional Small Business Disclosure Format (Check one):  Yes ___; No ___

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Except for historical matters, the matters discussed in this Form 10-KSB are forward-looking statements based on current expectations, and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following headings:

(i)

"Description of Business - General" - the general description of the Company's plan to seek a merger or acquisition candidate, and the types of business opportunities that may be pursued.

(ii)

"Description of Business - Investigation and Selection of Business Opportunities" - the steps which may be taken to investigate prospective business opportunities, and the factors which may be used in selecting a business opportunity.

(iii)

"Description of Business - Form of Acquisition" - the manner in which the Company may participate in a business acquisition. The Company wishes to caution the reader that there are many uncertainties and unknown factors which could affect its ability to carry out its business plan in the manner described herein.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

General

The Company was incorporated under the laws of the State of Colorado on July 10, 1985, as a blind pool or blank check company.  On July 23, 1985 it filed a registration statement with the US Securities and Exchange Commission on Form S-18 under the Securities Act of 1933, for a blank check offering of up to 5,000,000 units at a price of $0.02 per unit.  Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock for a price of $0.10 per share.  The registration statement became effective on November 26, 1985, and in the offering made pursuant to the registration statement the Company sold a total of 4,492,500 units, resulting in gross offering proceeds of $89,850, and net proceeds, after deduction of expenses of the offering, of $80,990.  The offering was terminated in February 1986.  Subsequent to termination of the offering, on March 14, 1986, the Company filed a registration statement with the US Securities and Exchange Commission on Form 8-A under the Securities Exchange Act of 1934 for the purpose of registering its common stock under the 1934 Act.  This registration statement on Form 8-A became effective upon filing, and as a result of this filing, the Company is obligated to file periodic reports under the under the Securities Exchange Act of 1934, including annual reports on Form 10-KSB, quarterly reports on Form 10-QSB and Current Reports on Form 8-K.

On February 24, 1986, the Company entered into an Exchange Agreement with North Shore Holding Company, Inc., a Colorado corporation (“North Shore”) pursuant to which the Company acquired 100% of the issued and outstanding securities of North Shore in exchange for issuance of 22,995,000 shares of its common stock.  At the time of the transaction, North Shore was a privately- held company which had been organized to engage in joint venture mining operations at a site in Idaho.  At the time of its acquisition of North Shore, the Company had intended to take the steps necessary to commence mining operations on the Idaho properties held by North Shore.  However, the efforts to commence mining operations were immediately abandoned after the Company determined that they were impractical, and thereafter the Company remained in the development stage with no active business operations.

On January 1, 1991, the Company was administratively dissolved by the Colorado Secretary of State as a result of failure to file required reports with the State of Colorado.  It remained inactive from January 1991 until September 24, 2004, when it was reinstated into good standing with the Colorado Secretary of State.  It remains in good standing as of the date of filing of this report.

As of the end of its fiscal year ending June 30, 2004, the Company remained in the development stage.  Its business plan is to evaluate, structure and complete a merger with, or acquisition of, a private company seeking to acquire the controlling interest in a public company.    Except as

described above, the Company's only activities have been organizational ones, directed at developing its business plan and raising its initial capital. The Company has not commenced any commercial operations. The Company has no full-time employees and owns no real estate.  As of the end of its fiscal year ending June 30, 2004, the Company had not identified any business opportunity that it planned to pursue, nor had the Company reached any agreement or definitive understanding with any person concerning an acquisition. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

Investigation and Selection of Business Opportunities

To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific firm may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired. It is anticipated that the Company will not be able to diversify, but will essentially be limited to one such venture because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities. It is emphasized that management of the Company may effect transactions having a potentially adverse impact upon the Company's shareholders pursuant to the authority and discretion of the Company's management to complete acquisitions without submitting any proposal to the stockholders for their consideration. Company management does not generally anticipate that it will provide holders of the Company's securities with financial statements, or any other documentation, concerning a target company or its business prior to any merger or acquisition.  In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by Company management which elects to seek the stockholders' advice and consent, or because state law so requires.  The analysis of business opportunities will be undertaken by or under the supervision of the Company's executive officers and directors.  Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and in that event, might pay a finder's fee.  Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash. Otherwise, the Company anticipates that it will consider, among other things, the following factors:

(1)

Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

(2)

Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

(3)

Capital requirements and anticipated availability of required funds, to be provided from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

(4)

The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

(5)

The availability of audited financial statements for the business opportunity; and

(6)

Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ.

No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to the opportunity and make a determination based upon reasonable investigative measures and available data. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired. The Company is unable to predict when it may participate in a business opportunity and it has not established any deadline for completion of a transaction. It expects, however, that the process of seeking candidates, analysis of specific proposals and the selection of a business opportunity may require several additional months or more. Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising equity capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the

Company to be an attractive alternative.

Form of Acquisition

It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company's directors may resign and new directors may be appointed without any vote by stockholders. It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of up to 80% of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, the Company's stockholders in such circumstances would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal shareholders.  It is anticipated that any securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market. The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms. Competition The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities. The Company also will experience competition from other public "blind pool" companies, many of which may have more funds available than does the Company.

Employees

The Company is a development stage company and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. No remuneration will be paid to the Company's officers except as set forth under "Executive Compensation" and under "Certain Relationships and Related Transactions."

Risk Factors

Our shares are speculative and involve a high degree of risk, including, but not necessarily limited to, the several factors described below. Each prospective investor should carefully consider the following risk factors inherent in and affecting the proposed business of Princeton Acquisitions, Inc., before purchasing shares.

WE HAVE NO OPERATING HISTORY, LIMITED RESOURCES AND NO PRESENT SOURCE OF REVENUES

Princeton Acquisitions, Inc. was incorporated in 1985, and remains in the development stage.  We have not as yet attempted to seek a business combination.  To date, our efforts have been limited primarily to organizational activities and initial funding. We have limited resources and have had no revenues to date. We will not achieve any revenues until the consummation of a business combination, if at all. There can be no assurance that any acquired business, at the time of the Company’s consummation of a business combination or at any time thereafter, will derive any material revenues from its operations or operate on a profitable basis.

WE MAY NOT BE ABLE TO FIND A SUITABLE BUSINESS COMBINATION

Although we will attempt to locate potential business combinations, there can be no assurance that any business or assets worthy of even preliminary investigation will come to the Company’s attention or that we will be able to negotiate and close on a business combination transaction.

NO ASSURANCE OF PUBLIC MARKET FOR OUR SHARES

There is currently no public trading market for our Shares.  We anticipate that at some time in the future, following completion of a business combination transaction, we will seek to have our common stock approved for public trading in the pink sheets or on the OTC Bulletin Board. There can be no assurance that any application for approval to publish public  quotations will be approved, or, if approved, that a market will develop for our common stock.   Even in the event that we do complete a business combination, there is no assurance that a market for our common stock will develop.

WE CANNOT GIVE YOU A SUBSTANTIVE DISCLOSURE RELATED TO PROSPECTIVE BUSINESS COMBINATIONS

“Blank check” companies are inherently characterized by an absence of substantive disclosure. The Company has not yet identified a prospective acquired business. Accordingly, our shareholders will have virtually no substantive information available for advance consideration of any specific business combination.

WE ARE SEEKING A BUSINESS COMBINATION IN AN UNSPECIFIED INDUSTRY WHICH MAY BE SUBJECT TO UNASCERTAINABLE RISKS

To date, we have not selected any particular industry or any acquired business in which to concentrate our business combination efforts.  Accordingly, there is no current basis for prospective investors in this offering to evaluate the possible merits or risks of any acquired business or the particular industry in which the Company may ultimately operate.  To the extent the Company effects a business combination with a financially unstable company or an entity in its early stage of development or growth (including entities without established records of sales or earnings), the Company will become subject to numerous risks inherent in the business operations of financially unstable and early stage or potential emerging growth companies.  In addition, to the extent that the Company effects a Business Combination with an entity in an industry characterized by a high level of risk, the Company will become subject to the currently unascertainable risk of that industry.  An extremely high level of risk frequently characterizes certain industries which experience rapid growth.  Although management will endeavor to evaluate the risks inherent in a particular industry or acquired business, there can be no assurance that the Company will properly ascertain or assess all such significant risk factors.

PROBABLE LACK OF BUSINESS DIVERSIFICATION

It is likely that we will have the ability to effect only a single business combination.  Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business. Unlike certain entities which have the resources to consummate several business combinations or entities operating in multiple industries or multiple areas of a single industry, it is highly likely that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses.  In addition, by consummating a business combination with only a single entity, the prospects for the Company’s success may become dependent upon the development or market acceptance of a single or limited number of products, processes or services. Consequently, there can be no assurance that the acquired business will prove to be commercially viable.

The ability of the Company to successfully effect a business combination will be largely dependent upon the efforts of its officers and directors who expect to devote only a limited portion of their time to the affairs of the Company.

THERE WILL BE A CHANGE IN CONTROL AND MANAGEMENT AFTER A BUSINESS COMBINATION

Although we have no present plans, understandings or arrangements respecting any business combination, the successful completion of such a transaction is likely to result in a change in control of the Company.  This could result from the issuance of a large percentage of the Company’s authorized securities or the sale by the present shareholders of all or a portion of their stock, or a combination thereof.  Any change in control may also result in the resignation or removal of the Company’s present officers and directors.  If there is a change in management, no assurance can be given as to the experience or qualifications of the persons who replace present management respecting either the operation of the Company’s activities or the operation of the business, assets or property being acquired.

WE HAVE LIMITED ABILITY TO EVALUATE THE MANAGEMENT OF ANY ACQUIRED BUSINESS

While our ability to successfully effect a business combination will be dependent upon certain of our management, the future role of such personnel in the acquired business cannot presently be stated with any certainty.  It is unlikely that any of the Company’s key personnel will remain associated in any operational capacity with the Company following a business combination.  Moreover, there can be no assurance that such personnel will have significant experience or knowledge relating to the operations of the particular acquired business.  Furthermore, although the Company intends to closely scrutinize the management of a prospective acquired business, there can be no assurance that the Company’s assessment of such management will prove to be correct, especially in light of the likely inexperience of current key personnel of the Company in evaluating most types of businesses.  In addition, there can be no assurance that such future management will have the necessary skills, qualifications or abilities to manage a public company.  The Company may also seek to recruit additional managers to supplement the incumbent management of the acquired business.  There can be no assurance that the Company will have the ability to recruit such additional managers, or that such additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

IMPRACTICABILITY OF EXHAUSTIVE INVESTIGATION.

The Company’s limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before the Company commits its capital or other resources thereto.  Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if the Company had more funds available to it, would be desirable.  The Company will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking the Company’s participation.  A significant portion of the Company’s available funds may be expended for investigative expenses and other expenses related to preliminary aspects of completing an acquisition transaction, whether or not any business opportunity investigated is eventually acquired.

POSSIBLE RELIANCE UPON UNAUDITED FINANCIAL STATEMENTS.

The Company generally will require audited financial statements from any business that it proposes to acquire.  No assurance can be given, however, that audited financials will be available to the Company.  In cases where audited financials are unavailable, the Company will have to rely upon unaudited information that has not been verified by outside auditors.  The lack of the type of independent verification which audited financial statements would provide, increases the risk that the Company, in evaluating an acquisition with such a target company, will not have the benefit of full and accurate information about the financial condition and operating history of the target company.  This risk increases the prospect that the acquisition of such a company might prove to be an unfavorable one for the Company or the holders of the Company’s securities.

COMPETITION FOR ACQUISITIONS

We expect to encounter intense competition from other entities having a business objective similar to that of the Company.  Many of these entities are well-established and have extensive experience in connection with identifying and effecting business combinations directly or through affiliates.  Many of these competitors possess greater financial, marketing, technical, personnel and other resources than the Company and there can be no assurance that the Company will have the ability to compete successfully.  Our financial resources will be relatively limited when contrasted with those of many of our competitors.

WE ARE FACED WITH UNCERTAINTY AS TO THE COMPETITIVE ENVIRONMENT OF ANY ACQUIRED BUSINESS

In the event that we succeed in effecting a business combination, we will, in all likelihood, become subject to intense competition from competitors of the acquired business. In particular, certain industries which experience rapid growth frequently attract an increasing number of competitors, including competitors with greater financial, marketing, technical and other resources than the initial competitors in the industry.  The degree of competition characterizing the industry of any prospective acquired business cannot presently be ascertained.  There can be no assurance that, subsequent to a business combination, we will have the resources to compete effectively, especially to the extent that the acquired business is in a high growth industry.

POSSIBLE NEED FOR ADDITIONAL FINANCING OF ACQUIRED BUSINESS

In the event of consummation of a business combination, we cannot ascertain with any degree of certainty the capital requirements for any particular acquired business because we have not yet identified any prospective acquired business candidates.  To the extent the business combination results in the acquired business requiring additional financing, such additional financing (which, among other forms, could be derived from the public or private offering of securities or from the acquisition of debt through conventional bank financing), may not be available because, among other things, the acquired business does not have sufficient (i) credit or operating history; (ii) income stream; (iii) profit level; (iv) asset base eligible to be collateralized; or (v) market for its securities.

As no specific business combination or industry has been targeted, it is not possible to predict the specific reasons why conventional private or public financing or conventional bank financing might not become available.  There can be no assurance that, in the event of a consummation of a business combination, sufficient financing to fund the operations or growth of the acquired business will be available upon terms satisfactory to the Company, nor can there be any assurance that financing would be available at all.

LACK OF OPERATING FUNDS

As of the date of this registration statement we currently have no plans or arrangements with respect to the possible acquisition of additional funds which may be required to continue the operations of the Company. In the event we are unable to obtain necessary additional funds, we may have to curtail operations.

 WE ARE AUTHORIZED TO ISSUE ADDITIONAL SHARES OF STOCK

Our Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock and 50,000,000 shares of preferred stock.  Since there are currently 36,287,500 shares of common stock issued and outstanding, there are a significant number of additional shares available for issuance.  Although the Company has no commitments as of the date of this registration statement to issue any additional shares of stock, the Company will, in all likelihood, issue a substantial number of shares of stock in connection with a business combination, and furthermore, will likely amend its articles to increase the authorized number of common and preferred stock.  The issuance of additional shares of either common or preferred stock may result in the dilution of the interests of the Company’s current shareholders.

INVESTMENT COMPANY ACT CONSIDERATIONS

The regulatory scope of the Investment Company Act of 1940, as amended (the “Investment Company Act”), which was enacted principally for the purpose of regulating vehicles for pooled investments in securities, extends generally to companies engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities.  The Investment Company Act may, however, also be deemed to be applicable to a company which does not intend to be characterized as an investment company but which, nevertheless, engages in activities which may be deemed to be within the definitional scope of certain provisions of the Investment Company Act.  We believe that our anticipated activities, which will involve acquiring control of an operating company, will not subject the Company to regulation under the Investment Company Act.  Nevertheless, there can be no assurance that we will not be deemed to be an investment company.  In the event we are deemed to be an investment company, we may become subject to certain restrictions relating to our activities, including restrictions on the nature of our investments and the issuance of securities.  In addition, the Investment Company Act imposes certain requirements on companies deemed to be within its regulatory scope, including registration as an investment company, adoption of a specific form of corporate structure and compliance with certain burdensome reporting, record keeping, voting, proxy, disclosure and other rules and regulations.  In the event of characterization of the Company as an investment company, the failure by the Company to satisfy such regulatory requirements, whether on a timely basis or at all, would, under certain circumstances, have a material adverse effect on the Company.

TAX CONSIDERATIONS

As a general rule, federal and state tax laws and regulations have a significant impact upon the structuring of business combinations.  We will evaluate the possible tax consequences of any prospective business combination and will endeavor to structure the business combination so as to achieve the most favorable tax treatment to the Company, the acquired business and their respective shareholders.  There can be no assurance, however, that the Internal Revenue Service (the "IRS") or appropriate state tax authorities will ultimately assent to the Company’s tax treatment of a consummated business combination.  To the extent the IRS or state tax authorities ultimately prevail in recharacterizing the tax treatment of a business combination, there may be adverse tax consequences to the Company, the acquired business and their respective shareholders.

NO DIVIDENDS

We have not paid dividends on our Common Stock to date and do not presently intend to pay cash dividends prior to the consummation of a business combination.  The payment of dividends after a business combination, if any, will be contingent upon the Company’s revenues and earnings, if any, capital requirements and general financial condition subsequent to consummation of a business combination.  The payment of any dividends subsequent to consummation of a business combination will be within the discretion of the Company’s then Board of Directors.  It is the present intention of the Board of Directors to retain all earnings, if any, for use in the Company’s business operations and, accordingly, the Board does not anticipate paying any cash dividends in the foreseeable future.

POSSIBLE RESTRICTION ON RESALES OF THE SHARES

Shareholders may engage in resale transactions in the Shares only in jurisdictions in which an applicable exemption is available. It is currently not known by the Company which states will permit resale transactions in the Shares.

LOSS FROM ANALYSIS AND INVESTIGATION OF BUSINESS PROSPECTS

The Company will be required, in all probability, to expend funds in the preliminary investigation or examination of assets, business or properties, whether or not an investment occurs. To the extent management determines that the potential investment has little or no value, the monies spent on investigation will be a total loss.

CONFLICTS OF INTEREST

Certain conflicts of interest exist between the Company and its officers and directors.  They have other business interests to which they currently devote attention, and are expected to continue to do so.  As a result, conflicts of interest may arise that can be resolved only through their exercise of judgment in a manner which is consistent with their fiduciary duties to the Company.

It is anticipated that the Company’s principal shareholders may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction.  In this process, the Company’s principal shareholders may consider their own personal pecuniary benefit rather than the best interests of other Company shareholders, and the other Company shareholders are not expected to be afforded the opportunity to approve or consent to any particular stock buy-out transaction.  See “Conflicts of Interest.”

DEPENDENCE UPON MANAGEMENT; LIMITED PARTICIPATION OF MANAGEMENT

The Company will be heavily dependent upon the skills, talents, and abilities of its officers and directors to implement its business plan, and may, from time to time, find that the inability of such persons to devote their full time attention to the business of the Company results in a delay in progress toward implementing its business plan.  Furthermore, the Company will be entirely dependent upon the experience of its officers and directors in seeking, investigating, and acquiring a business and in making decisions regarding the Company’s operations.  Because investors will not be able to evaluate the merits of possible business acquisitions by the Company, they should critically assess the information concerning the Company’s officers and directors.

LACK OF CONTINUITY IN MANAGEMENT

The Company does not have an employment agreement with any of its officers or directors, and as a result, there is no assurance that they will continue to manage the Company in the future.  In connection with acquisition of a business opportunity, it is likely the current officers and directors of the Company may resign.  A decision to resign will be based upon the identity of the business opportunity and the nature of the transaction, and is likely to occur without the vote or consent of the stockholders of the Company.

ITEM 2.

 DESCRIPTION OF PROPERTY.

The Company currently maintains a mailing address at 4105 E. Florida Avenue, Suite 100, Denver, Colorado 80122, which is the address of its President. The Company pays no rent for the use of this mailing address.  The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein. The Company's telephone number is (303) 756-8583. The Company currently has no investments in real estate, real estate mortgages, or real estate securities, and does not anticipate making any such investments in the future. However, the policy of the Company with respect to investment in real estate assets could be changed in the future without a vote of security holders.

ITEM 3.

LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended 2004.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is not currently a public trading market for the Company's securities. Such securities are currently held of record by a total of approximately 124 persons. No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

ITEM 6.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Liquidity and Capital Resources

As of June 30, 2004, the Company remains in the development stage and has no current assets or current liabilities.

Results of Operations

The Company had no business operations or activity during the fiscal year ending June 30, 2004.

Plan of Operations

The Company was administratively dissolved and completely inactive from January 1, 1991 through September 24, 2004.  Since the date of its reinstatement, the Company has initiated the process of filing required tax returns, has completed the steps necessary to create an appropriate management structure, and has begun the process of completing and filing all required reports with the US Securities and Exchange Commission.  During the fiscal year ending June 30, 2005, the Company expects to initiate efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates.  The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

Need for Additional Financing

In order to carry out it Plan of Operations discussed above, the Company will require additional capital to pay the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, as well as any costs it may incur in seeking business opportunities. No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements from current shareholders without issuance of additional shares or other securities, or through the private placement of restricted securities rather than through a public offering.

ITEM 7.

FINANCIAL STATEMENTS.

See following pages.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Princeton Acquisitions, Inc.

Englewood, Colorado

We have audited the accompanying balance sheet of Princeton Acquisitions, Inc. (a development stage enterprise) as of June 30, 2004, and the related statements of stockholders’ equity, loss and accumulated deficit, and cash flows for the period from the date of inception (July 10, 1985) to June 30, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Princeton Acquisitions, Inc., as of June 30, 2004, the changes in its stockholders’ equity, the results of its operations and its cash flows for the period then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Denver, Colorado

November 18, 2004

Tannenbaum & Company P.C.

.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

BALANCE SHEET

June
30, 2004
ASSETS

CURRENT ASSETS
Cash	$-

Total current assets	-

Other Assets
Deferred offering costs (Note 1)	11,691
Organization costs, net of accumulated amortization	0

Total other assets	11,691

Total assets	11,691

LIABILITIES AND STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY
Common stock, par value $.001 per share; 100,000,000
shares authorized; 36,287,500 shares
issued and outstanding (Note 1)	36,288

Additional paid in capital	81,002
-
Deficit accumulated during the development stage	(105,599)

Total stockholders' equity	11,691

Total liabilities and stockholders' equity	$11,691

The accompanying notes are an integral part of the financial statements

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

 STATEMENTS OF OPERATIONS

			Inception
			to June		June		June
			30, 2004		30, 2004		30, 2003

Revenue
Interest Income			$29	$		$

	Total revenue		29		0		0

Other expense
Amortization			900
General and administrative			104,728

	Total expense		105,628		0		0

	NET LOSS		(105,599)		0		0

Accumulated deficit
Balance, beginning of period			0		(105,599)		(105,599)
Balance, end of period			$(105,599)		(105,599)		(105,599)

Loss per share		$	(Nil)	$	(Nil)	$	(Nil)

Shares outstanding			36,287,500		36,287,500		36,287,500

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the initial period from inception (July 10, 1985) to June 30, 2004

The accompanying notes are an integral part of the financial statements.

	Common stock			Additional	Accumu-	Total
	Number			paid in	lated	stockholders'
	of shares	Amount		Capital	deficit	equity

Balance, July 10, 1985	-	$-	$		$-	$-

Issuance of stock for cash
July 15, 1985 ($.001 per share)	4,800,000	4,800		2,200	-	7,000

Issuance of stock for cash
June 30, 1985 ($.001 per share)	31,487,500	31,488		78,802	-	110,290

Net loss for the period inception
to June 30, 1986	-	-		-	(105,599)	(105,599)

Balance, June 30, 1996	36,287,500	$36,288		$81,002	$(105,599)	$11,691

Net loss for the year ended June 30, 1987					0	$0

Balance, June 30, 1987	36,287,500	$36,288		$81,002	$(105,599)	$11,691

Net loss for the year ended June 30, 1988					0	0

Balance, June 30, 1988	36,287,500	$36,288		$81,002	$(105,599)	$11,691

Net loss for the year ended June 30, 1989					0	0

Balance, June 30, 1989	36,287,500	$36,288		$81,002	$(105,599)	$11,691

Net loss for the year ended June 30, 1990					0	0

Balance, June 30, 1990	36,287,500	$36,288		$81,002	$(105,599)	$11,691

Net loss for the year ended June 30, 1991					0	0

Balance, June 30, 1991	36,287,500	$36,288		$81,002	$(105,599)	$11,691

Net loss from June 30, 1992 through the year ended June 30, 2004					0	0

Balance, June 30, 2004	36,287,500	$36,288		$81,002	$(105,599)	$11,691

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

	Inception
	to June		June		June
	30, 2004		30, 2004		30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(105,599)	$		$
Add non-cash items:

Organizational cost amortization	900
			-		-

Cash used in operations	(104,699)		0		0

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	116,390
Offering costs (Note 1)	(11,691)

Cash provided by financing activities	104,699		0		0

Net increase (decrease) in cash	-		-		-

Cash, beginning of periods	-		-		-

Cash, end of periods	$-		-		-

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

June 30, 2004

1.

Summary of significant accounting policies

  Organization

Princeton Acquisitions, Inc. (the “Company”) was organized under the laws of the State of Colorado on July 10, 1985, for the purpose of evaluating and seeking merger candidates.  The Company is currently considered to be in the development stage as more fully defined in the Financial Accounting Standards Board Statement No. 7.  The Company has engaged in limited activities, but has not generated significant revenues to date.  The Company is currently seeking business opportunities.

Accounting methods

The Company records income and expenses on the accrual method.

Fiscal year

The Company has selected June 30 as its fiscal year.

Deferred offering cost

Costs associated with any public offering were charged to proceeds of the offering.

Loss per share

All stock outstanding prior to the public offering had been issued at prices substantially less than that which was paid for the stock in the public offering.  Accordingly, for the purpose of the loss per share calculation, shares outstanding at the end of the period were considered to be outstanding during the entire period.

2.

Income taxes

Since its inception, the Company has incurred a net operating loss.  Accordingly, no provision has been made for income taxes.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

June 30, 2004

3.

Management representation

For the period ended June 30, 2004 management represents that all adjustments necessary to a fair statement of the results for the period have been included and such adjustments are of a normal and recurring nature.

4.

Going concern

The company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with the Company=s accountants on accounting and financial disclosure.

ITEM  8A.

CONTROLS AND PROCEDURES.

The Securities and Exchange Commission defines the term disclosure controls and procedures to mean a company=s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules and forms.   The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms.

Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of FISCAL YEAR END, to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the fiscal year ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.

OTHER INFORMATION.

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Positions Held and Tenure
Miles Wynn	51	President, Chief Financial Officer and a Director since February 22, 1999

The director named above will serve until the next annual meeting of the Company's stockholders.  Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting.  Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.  There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

The directors and officers will devote their time to the Company's affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month.

Biographical Information

Miles Wynn

Mr. Wynn has been the President of Princeton Acquisitions, Inc. since February 22, 1999. Mr. Wynn was also the President of Great Expectations and Associates, Inc. from June of 1987 to November 1999. Mr. Wynn also served as President and Director of Diversified Management Acquisitions, Inc., a “blank check” company located in Denver Colorado from 1986 to 1988.

Mr. Wynn has been a licensed realtor with Prudential Real Estate Group since June 1999.  He was previously employed as a realtor with Turner Smith Associates from June 1985 to March 1986.  From April 1985 to June 1985, he was employed with Robert Fuller and Associates Realty Co.  From June 1983 to March 1984, he was employed by Palmer Yeager and Associates Realty.  In 1982 he was employed by National Real Estate Co.

As a commercial realtor, Mr. Wynn has primarily dealt with office space leasing and the sale of office buildings.  His responsibilities have included negotiating sales and lease agreements, arranging and negotiating financing for sales of office buildings, and other related matters.

Mr. Wynn attended Jones Real Estate College from June 1981 to December 1981.

Compliance With Section 16(a) of the Exchange Act.

As of the date of filing this report, Miles Wynn, the Company’s sole officer and director, has filed on report on Form 3.  However, the filing by Mr. Wynn was not filed on a timely basis.

Code of Ethics

Princeton Acquisitions, Inc. has not yet adopted a code of ethics which applies to the chief executive officer, or principal financial and accounting officer or controller, or persons performing similar functions due to several factors. Princeton Acquisitions, Inc. is a reporting Ablind pool@ company whose shares have not yet traded.

ITEM 10.

EXECUTIVE COMPENSATION.

No officer or director received any remuneration from the Company during the fiscal year.  Until the Company acquires additional capital, it is not intended that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company.  The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of the end of the Company's most recent fiscal year, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company.  Also included are the shares held by all executive officers and directors as a group.

Name and Address	Number of Common Shares Owned Beneficially	Percent of Class Owned

Miles Wynn (1) 3679 S. Dawson Street Aurora, Co 80014	25,209,500	69.47%
All directors and executive officers (1 person)	25,209,500	69.47%

(1) The person listed is an officer, a director, or both, of the Company.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no transactions or proposed transactions in the last two fiscal years to which the Company was or is to be a party.

Indemnification of Officers and Directors

As permitted by Colorado law, the Company's Articles of Incorporation provide that the Company may indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

Conflicts of Interest

None of the officers of the Company will devote more than a portion of his time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of the officers' other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.  Each of the Company's officers and directors also are officers, directors, or both, of several other Colorado-based development-stage corporations in the same business as the Company. These companies may be in direct competition with the Company for available opportunities. Company management, and the other principal shareholders of the Company, intend to actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by officers, directors or affiliates of the Company which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to Company officers, directors and affiliates to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to the Company's other shareholders. In making any such sale, Company officers, directors and affiliates may consider their own personal pecuniary benefit rather than the best interests of the Company and the Company's other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of Company management.

ITEM 13.

EXHIBITS

(a)

The Exhibits listed below are filed as part of this Annual Report.

3(i)

Articles of Incorporation (incorporated by reference from Registration Statement on Form S-18 filed with the Securities and Exchange Commission on July 23, 1985).

3(ii)

Bylaws (incorporated by reference from Registration Statement on Form S-18 filed with the Securities and Exchange Commission on July 23, 1985).

31.1

Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit-Related Fees

(1) Audit Fees.  The Company was not billed any amounts by its principal accountant for audit fees during the last two fiscal years.  Subsequent to June 30, 2004, the Company was billed $10,000 by Tannenbaum & Company, P.C., for fees related to the auditing of its financial statements for the fiscal years ending June 30, 1986 through June 30, 2004, and for fees related to review of the interim financial statements to be included in all quarterly reports required to be filed during all fiscal years subsequent to the fiscal year ending June 30, 1986.

(2) Audit-related Fees.  The Company was not billed any amounts by its principal accountant for assurance and related services that were related to the audit or review of the Company's financial statements for the past two fiscal years.

(3) Tax Fees.  The Company was not billed any amounts by its principal accountant for professional services related to tax compliance, tax advice or tax planning during the past two fiscal years.  Subsequent to June 30, 2004, Tannenbaum & Company, P.C., billed the Company a total of $1,800 for tax compliance, tax advice and tax planning for the fiscal years ending June 30, 1986 through June 30, 2004.

(4) All other fees.  The Company was not billed any amounts by its principal accountant for any products and services other than the foregoing during the past two fiscal years

Audit Committee=s Pre-approval policies and procedures

(5) Princeton Acquisitions Inc., a blind pool reporting company which is not yet publicly traded, does not have a separate audit committee.  The current board of directors, as a whole, functions as the audit committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRINCETON ACQUISITIONS, INC.

By: /s/ Miles Wynn, President, Chief Financial Officer and a Director

Date:   March 18, 2005