Form 10QSB
period 2004-09-30
PRINCETON ACQUISITIONS INC
filed 2005-03-21
CIK 773717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004

_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

PRINCETON ACQUISITIONS, INC.

(Name of small business in its charter)

Colorado	2-99174-D	84-0991764
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)
4105 E. Florida Avenue, Suite 100 Denver, Colorado	80222
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 756-8583

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No X

Applicable only to issuers involved in bankruptcy proceedings during the past five years:

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No X

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,287,500 as of September 30, 2004.

Transitional Small Business Disclosure Format (Check one):  Yes __ No X

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant as of and for the period ending September 30, 2004 follow.

PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

FINANCIAL STATEMENTS

Quarter Ended September 30, 2004

 PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

BALANCE SHEET

 (Unaudited)

	September	September
	30, 2004	30, 2003
	(unaudited)	(unaudited)
ASSETS

CURRENT ASSETS
Cash	-	-

Total current assets	-	-

Other Assets
Deferred offering costs (Note 1)	11,691	11,691

Total other assets	11,691	11,691

Total assets	$11,691	$11,691

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Due to stockholders (Note 4)	$0	$0

Total current liabilities	0	0

STOCKHOLDERS' EQUITY
Common stock, par value $.001 per share; 100,000,000
shares authorized; 36,287,500 shares
issued and outstanding (Note 1)	36,288	36,288

Additional paid in capital	81,002	81,002

Deficit accumulated during the development stage	(105,599)	(105,599)

Total stockholders' equity	11,691	11,691

Total liabilities and stockholders' equity	$11,691	$11,691

The accompanying notes are an integral part of the financial statements.

 PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

(Unaudited)

		Cumulative		Three Months		Three Months
		During		Ended		Ended
		Development		30-Sep-04		30-Sep-03
		Stage
Revenue
Interest Income		$29

Total revenue		29

Other expense
Amortization		900
General and administrative		104,728

Total expense		105,628		0		0

NET LOSS		(105,599)		0		0

Accumulated deficit
Balance, beginning of period		-		(105,599)		(105,599)

Balance, end of period		$(105,599)		(105,599)		(105,599)

Loss per share	$	(Nil)	$	(Nil)	$	(Nil)

Shares outstanding		36,287,500		36,287,500		36,287,500

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the initial period from inception (July 10, 1985) to September 30, 2004

						Total
	Common stock			Additional	Accumu-	stock-
	Number			paid in	lated	holders'
	of shares	Amount		Capital	deficit	equity

Balance, July 10, 1985	-	$-	$		$-	$-

Issuance of stock for cash
July 15, 1985 ($.001 per share)	4,800,000	4,800		2,200	-	7,000

Issuance of stock for cash
June 30, 1985 ($.001 per share)	31,487,500	31,488		78,802	-	110,290

Net loss for the period inception
to June 30, 1986	-	-		-	(105,599)	(105,599)

Balance, June 30, 1996	36,287,500	$36,288		$81,002	$(105,599)	$11,691

Net loss for the year ended June 30, 1987					0	$0

Balance, June 30, 1987	36,287,500	$36,288		$81,002	$(105,599)	$11,691

Net loss for the year ended June 30, 1988					0	0

Balance, June 30, 1988	36,287,500	$36,288		$81,002	$(105,599)	$11,691

Net loss for the year ended June 30, 1989					0	0

Balance, June 30, 1989	36,287,500	$36,288		$81,002	$(105,599)	$11,691

Net loss for the year ended June 30, 1990					0	0

Balance, June 30, 1990	36,287,500	$36,288		$81,002	$(105,599)	$11,691

Net loss for the year ended June 30, 1991					0	0

Balance, June 30, 1991	36,287,500	$36,288		$81,002	$(105,599)	$11,691

Net loss from June 30, 1992 through the year ended June 30, 2004					0	0

Balance, June 30, 2004	36,287,500	$36,288		$81,002	$(105,599)	$11,691

Net loss for the three months ended September 30, 2004					0	0

Balance, September 30, 2004	36,287,500	$36,288		$81,002	$(105,599)	$11,691

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Cumulative During	Three Months	Three Months
	Development	Ended	Ended
	Stage	30-Sep-04	30-Sep-03

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(105,599)	$0	$0
Add non-cash items:
Organizational cost amortization	900	-	-
Organizational cost amortization		-	-
Increase in organizational cost		-	-

Cash used in operations	(104,699)	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	116,390	.	-
Offering costs	(11,691)	-

Cash provided by financing activities	104,699	0	0

Net increase (decrease) in cash	-	-	-

Cash, beginning of periods	-	-	-

Cash, end of periods	$-	-	-

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

 (Unaudited)

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

3.

Management representation

For the period ended September 30, 2004 management represents that all adjustments necessary to a fair statement of the results for the period have been included and such adjustments are of a normal and recurring nature.

4.

Going concern

The company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion which are not statements of historical fact, are what are known as “forward looking statements,” which are basically statements about the future.  For that reason, these statements involve risk and uncertainty since no one can accurately predict the future.  Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects” and the like often identify such forward looking statements, but are not the only indication that a statement is a forward looking statement.  Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits.  Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10QSB and in the Company’s other filings with the Securities and Exchange Commission.  No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

Plan of Operations

The Company was administratively dissolved on January 1, 1991, and was completely dormant and inactive from January 1, 1991 until September 24, 2004, when it was reinstated into good standing with the Colorado Secretary of State.  In conjunction with its reinstatement, the Company’s plan of operations is to initiate efforts to carry out its original business plan of seeking to locate a suitable business acquisition candidate and thereafter completing a business acquisition transaction.  The initial steps in this plan include arranging for the filing required tax returns, establishing an appropriate management structure, obtaining required audited and interim unaudited financial statements, completing and filing all required periodic reports with the US Securities and Exchange Commission, and initiating steps to locate a suitable business acquisition candidate.  The plan of operations for the remainder of the current fiscal year is to begin taking these steps.  There is no assurance as to when or whether the Company will locate a suitable business acquisition candidate or complete a business acquisition transaction.  The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with carrying out the steps outlined above, and does not expect to generate revenues until after it completes a business acquisition.  Even following completion of a business acquisition transaction, there is no assurance as to how quickly the Company may begin to generate revenues or to operate at a profit.

Liquidity and Capital Resources

As of September 30, 2004, the Company has no current assets or current liabilities.

Results of Operations

The Company had no business operations or activity during the period ended September 30, 2004.

Need for Additional Financing

During the fiscal year ending June 30, 2005, the Company plans to initiate efforts to locate a suitable business acquisition candidate and complete a business acquisition transaction.  The Company also plans to file all required periodical reports and to become current in its status as a fully-reporting Company under the Securities Exchange Act of 1934. In order to carry out these plans, the Company will require additional capital.  No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements or loans from current shareholders or through the private placement of sales of its shares.

ITEM 3.

CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing date of this quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SCURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

The following exhibits are filed herewith:

31.1

Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRINCETON ACQUISITIONS, INC.

By: /s/ Fred Mahlke, President, Chief Financial Officer and a Director

Date:  March 18, 2005