Form 10QSB
period 2004-12-31
PRINCETON ACQUISITIONS INC
filed 2005-03-21
CIK 773717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 58,563,900 as of December 31, 2004.

Transitional Small Business Disclosure Format (Check one):  Yes __ No X

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant as of and for the period ending December 31, 2004 follow.

PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

FINANCIAL STATEMENTS

Quarter Ended December 31, 2004

 PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

BALANCE SHEET

 (Unaudited)

	December	December
	31, 2004	31, 2003
	(unaudited)	(unaudited)
ASSETS

CURRENT ASSETS
Cash	400	-

Total current assets	400	-

Other Assets
Deferred offering costs (Note 1)	11,691	11,691

Total other assets	12,091	11,691

Total assets	$12,091	$11,691

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Due to stockholders (Note 4)	$0	$0

Total current liabilities	0	0

STOCKHOLDERS' EQUITY
Common stock, par value $.001 per share; 100,000,000
shares authorized; 58,563,900 shares
issued and outstanding (Note 1)	47,426	36,288

Additional paid in capital	81,002	81,002

Deficit accumulated during the development stage	(116,337)	(105,599)

Total stockholders' equity	12,091	11,691

Total liabilities and stockholders' equity	$12,091	$11,691

The accompanying notes are an integral part of the financial statements.

 PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

(Unaudited)

		Cumulative		Six Months		Six Months		Three Months		Three Months
		During		Ended		Ended		Ended		Ended
		Development		31-Dec-04		31-Dec-03		31-Dec-04		31-Dec-03
		Stage
Revenue
Interest Income		$29

Total revenue		29

Other expense
Amortization		900
Accounting		10,000		10,000				10,000
Transfer fees		200		200				200
Filing fees		472		472				472
Postage		66		66				66
General and administrative		104,728

Total expense		116,366		10,738		0		10,738		0

NET LOSS		(116,337)		(10,738)		0		(10,738)		0

Accumulated deficit
Balance, beginning of period		-		(105,599)		(105,599)		(105,599)		(105,599)

Balance, end of period		$(116,337)		(116,337)		(105,599)		(116,337)		(105,599)

Loss per share	$	(Nil)	$	(Nil)	$	(Nil)	$	(Nil)	$	(Nil)

Shares outstanding		58,563,900		58,563,900		36,287,500		58,563,900		36,287,500

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the initial period from inception (July 10, 1085) to December 31, 2004

						Total
	Common stock			Additional	Accumu-	stock-
	Number			paid in	lated	holders'
	of shares	Amount		Capital	deficit	equity

Balance, July 10, 1985	-	$-	$		$-	$-

Issuance of stock for cash
July 15, 1985 ($.001 per share)	4,800,000	4,800		2,200	-	7,000

Issuance of stock for cash
June 30, 1985 ($.001 per share)	31,487,500	31,488		78,802	-	110,290

Net loss for the period inception
to June 30, 1986	-	-		-	(104,774)	(104,774)

Balance, June 30, 1996	36,287,500	$36,288		$81,002	$(104,774)	$12,516

Net loss for the year ended June 30, 1987					(180)	$(180)

Balance, June 30, 1987	36,287,500	$36,288		$81,002	$(104,954)	$12,336

Net loss for the year ended June 30, 1988					(180)	(180)

Balance, June 30, 1988	36,287,500	$36,288		$81,002	$(105,134)	$12,156

Net loss for the year ended June 30, 1989					(180)	(180)

Balance, June 30, 1989	36,287,500	$36,288		$81,002	$(105,314)	$11,976

Net loss for the year ended June 30, 1990					(180)	(180)

Balance, June 30, 1990	36,287,500	$36,288		$81,002	$(105,494)	$11,796

Net loss for the year ended June 30, 1991					(105)	(105)

Balance, June 30, 1991	36,287,500	$36,288		$81,002	$(105,599)	$11,691

Net loss from June 30, 1992 through the year ended June 30, 2004					0	0

Balance, June 30, 2004	36,287,500	$36,288		$81,002	$(105,599)	$11,691

Net loss for the six months ended December 31, 2004	11,138,000	11,138			(10,738)	400

Balance, December 31, 2004	58,563,900	$47,426		$81,002	$(116,337)	$12,091

The accompanying notes are an integral part of the financial statements.

 PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Cumulative
	During	Six Months	Six Months	Three Months	Three Months
	Development	Ended	Ended	Ended	Ended
	Stage	31-Dec-04	31-Dec-03	31-Dec-04	31-Dec-03

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(116,337)	$(10,738)	$0	$(10,738)	$0
Add non-cash items:
Organizational cost amortization	900	-	-	-	-
Organizational cost amortization		-	-	-	-
Increase in organizational cost		-	-	-	-

Cash used in operations	(115,437)	(10,738)	0	(10,738)	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	127,528	11,138	-	11,138	-
Offering costs	(11,691)	-		-

Cash provided by financing activities	115,837	11,138	0	11,138	0

Net increase (decrease) in cash	400	400	-	400	-

Cash, beginning of periods	-	-	-	-	-

Cash, end of periods	$400	400	-	400	-

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

3.

Management representation

For the period ended December 31, 2004 management represents that all adjustments necessary to a fair statement of the results for the period have been included and such adjustments are of a normal and recurring nature.

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

Liquidity and Capital Resources

As December 31, 2004, the Company has no current assets or current liabilities.

Results of Operations

The Company had no business operations or activity during the period ended December 31, 2004.

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