Form 10KSB
period 2003-06-30
PRINCETON ACQUISITIONS INC
filed 2005-03-23
CIK 773717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

X__ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

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

(Issuers involved in bankruptcy proceedings during the past five years): Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes __ No __

(Applicable only to corporate registrants): State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,287,500 as of June 30, 2003.

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

As of the end of its fiscal year ending June 30, 2003, the Company remained in the development stage.  Its business plan is to evaluate, structure and complete a merger with, or acquisition of, a private company seeking to acquire the controlling interest in a public company.    Except as

described above, the Company's only activities have been organizational ones, directed at developing its business plan and raising its initial capital. The Company has not commenced any commercial operations. The Company has no full-time employees and owns no real estate.  As of the end of its fiscal year ending June 30, 2003, the Company had not identified any business opportunity that it planned to pursue, nor had the Company reached any agreement or definitive understanding with any person concerning an acquisition. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

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

ITEM 2.

 DESCRIPTION OF PROPERTY.

As of June 30, 2003, the Company was dormant and inactive.  As of the date of filing of this report on Form 10-KSB, the Company currently maintains a mailing address at 4105 E. Florida Avenue, Suite 100, Denver, Colorado 80122, which is the address of its current President. The Company pays no rent for the use of this mailing address.  The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein. The Company's telephone number is (303) 756-8583. The Company currently has no investments in real estate, real estate mortgages, or real estate securities, and does not anticipate making any such investments in the future. However, the policy of the Company with respect to investment in real estate assets could be changed in the future without a vote of security holders.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended 2003.

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

ITEM 6.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Liquidity and Capital Resources

As of June 30, 2003, the Company remains in the development stage and has no current assets or current liabilities.

Results of Operations

The Company had no business operations or activity during the fiscal year ending June 30, 2003.

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

ITEM 7.

FINANCIAL STATEMENTS.

See following pages.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

INDEPENDENT AUDITORS’ REPORT

We have audited the accompanying balance sheet of Princeton Acquisitions, Inc. (a development stage enterprise) as of June 30, 2003, and the related statements of stockholders’ equity, loss and accumulated deficit, and cash flows for the period from the date of inception (July 10, 1985) to June 30, 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Princeton Acquisitions, Inc., as of June 30, 2003, the changes in its stockholders’ equity, the results of its operations and its cash flows for the period then ended in conformity with generally accepted accounting principles.

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

Denver, Colorado

November 18, 2004

Tannenbaum & Company P.C.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

BALANCE SHEET

June
30, 2003
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

The accompanying notes are an integral part of the financial statements

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

 STATEMENTS OF LOSS AND ACCUMULATED DEFICIT

For the period from inception (July 10, 1985) to June 30, 2003

			Inception
			to June		June		June
			30, 2003		30, 2003		30, 2002

Revenue
Interest Income			$29	$		$

	Total revenue		29		0		0

Other expense
Amortization			900
General and administrative			104,728

	Total expense		105,628		0		0

	NET LOSS		(105,599)		0		0

Accumulated deficit
Balance, beginning of period			0		(105,599)		(105,599)
Balance, end of period			$(105,599)		(105,599)		(105,599)

Loss per share		$	(Nil)	$	(Nil)	$	(Nil)

Shares outstanding			36,287,500		36,287,500		36,287,500

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS' EQUITY

For the initial period from inception (July 10, 1985) to June 30, 2003

	Common stock			Additional	Accumu-	Total
	Number			paid in	lated	stockholders'
	of shares	Amount		Capital	deficit	equity

Balance, July 10, 1985	-	$-	$		$-	$-

Issuance of stock for cash
July 15, 1985 ($.001 per share)	4,800,000	4,800		2,200	-	7,000

Issuance of stock for cash
June 30, 1985 ($.001 per share)	31,487,500	31,488		78,802	-	110,290

Net loss for the period inception
to June 30, 1986	-	-		-	(105,599)	(105,599)

Balance, June 30, 1996	36,287,500	$36,288		$81,002	$(105,599)	$11,691

Net loss for the year ended June 30, 1987					0	$0

Balance, June 30, 1987	36,287,500	$36,288		$81,002	$(105,599)	$11,691

Net loss for the year ended June 30, 1988					0	0

Balance, June 30, 1988	36,287,500	$36,288		$81,002	$(105,599)	$11,691

Net loss for the year ended June 30, 1989					0	0

Balance, June 30, 1989	36,287,500	$36,288		$81,002	$(105,599)	$11,691

Net loss for the year ended June 30, 1990					0	0

Balance, June 30, 1990	36,287,500	$36,288		$81,002	$(105,599)	$11,691

Net loss for the year ended June 30, 1991					0	0

Balance, June 30, 1991	36,287,500	$36,288		$81,002	$(105,599)	$11,691

Net loss from June 30, 1992 through the year ended June 30, 2004					0	0

Balance, June 30, 2003	36,287,500	$36,288		$81,002	$(105,599)	$11,691

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

For the period ended June 30, 2003

	Inception
	to June		June		June
	30, 2003		30, 2003		30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(105,599)	$		$
Add non-cash items:

Organizational cost amortization	900
			-		-

Cash used in operations	(104,699)		0		0

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	116,390
Offering costs (Note 1)	(11,691)

Cash provided by financing activities	104,699		0		0

Net increase (decrease) in cash	-		-		-

Cash, beginning of periods	-		-		-

Cash, end of periods	$-		-		-

The accompanying notes are an integral part of the financial statements.

Princeton Acquisitions, Inc.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

June 30, 2003

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

Princeton Acquisitions, Inc.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

June 30, 2003

3.

Management representation

For the period ended June 30, 2003 management represents that all adjustments necessary to a fair statement of the results for the period have been included and such adjustments are of a normal and recurring nature.

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

There was no change in the Company's internal control over financial reporting during the fiscal year ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.

OTHER INFORMATION.

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Information regarding the directors and executive officers currently serving the Company as of the date of filing this report on Form 10-KSB, and the directors and executive officers serving the Company as of its fiscal year ending June 30, 2003, is as follows:

Name	Age	Positions Held and Tenure
Miles Wynn	51	President, Chief Financial Officer and a Director from February 22, 1999 to September 24, 2004

Frederic W. Mahlke	60	President, Chief Financial Officer and a Director since September 24, 2004

The person named above who is currently serving as a director will serve until the next annual meeting of the Company's stockholders.  Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting.  Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.  There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

The directors and officers will devote their time to the Company's affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month.

Biographical Information

Miles Wynn

Mr. Wynn was the President of Princeton Acquisitions, Inc. from February 22, 1999 to September 24, 2004. Mr. Wynn was also the President of Great Expectations and Associates, Inc. from June of 1987 to November 1999. Mr. Wynn also served as President and Director of Diversified Management Acquisitions, Inc., a “blank check” company located in Denver Colorado from 1986 to 1988.

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

Mr. Wynn attended Jones Real Estate College from June 1981 to December 1981.

Frederick W.  Mahlke

Mr. Malhke has served as the President, Chief Financial Officer and a Director of the Company since September 24, 2004.   Since 1990, Mr. Mahlke has been the Executive Vice President of Team Asset Management Corporation, a commercial and residential property management company based in

Denver, Colorado.  For the past ten years, Mr. Mahlke has also worked as a Colorado court- appointed receiver on over forty properties and has also been appointed receiver for two California properties.   From November 1999 until November 2004, Mr. Mahlke was an officer and director of Great Expectations and Associates, Inc., a Colorado corporation which was a blind pool entity.  Mr. Mahlke resigned as an officer and director of Great Expectations and Associates, Inc., in November 2004, in conjunction with its completion of a share exchange transaction with Advaxis, Inc., a Delaware corporation.

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

Frederick W. Mahlke (2) 4105 E. Florida Avenue, Suite 100 Denver, Colorado 80222
All directors and executive officers (1 person)	25,209,500	69.47%

(1)         The person listed was an officer, a director, or both, of the Company from February 22, 1999 through September 24, 2004.

(2)

The person listed is an officer, a director, or both, of the Company as of the date of filing of this report on Form 10-KSB.

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

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit-Related Fees

(1) Audit Fees.  The Company was not billed any amounts by its principal accountant for audit fees during the last two fiscal years.  Subsequent to June 30, 2003, the Company was billed $10,000 by Tannenbaum & Company, P.C., for fees related to the auditing of its financial statements for the fiscal years ending June 30, 1986 through June 30, 2003, and for fees related to review of the interim financial statements to be included in all quarterly reports required to be filed during all fiscal years subsequent to the fiscal year ending June 30, 1986.

(2) Audit-related Fees.  The Company was not billed any amounts by its principal accountant for assurance and related services that were related to the audit or review of the Company's financial statements for the past two fiscal years.

(3) Tax Fees.  The Company was not billed any amounts by its principal accountant for professional services related to tax compliance, tax advice or tax planning during the past two fiscal years.  Subsequent to June 30, 2003, Tannenbaum & Company, P.C., billed the Company a total of $1,800 for tax compliance, tax advice and tax planning for the fiscal years ending June 30, 1986 through June 30, 2003.

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

PRINCETON ACQUISITIONS, INC.

By: /s/ Frederick W. Mahlke, President, Chief Financial Officer and a Director

Date:   March 23, 2005