Form 10KSB
period 2002-06-30
PRINCETON ACQUISITIONS INC
filed 2005-03-24
CIK 773717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

X__ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

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

(Issuers involved in bankruptcy proceedings during the past five years): Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes __ No __

(Applicable only to corporate registrants): State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,287,500 as of June 30, 2002.

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

As of the end of its fiscal year ending June 30, 2002, the Company remained in the development stage.  Its business plan is to evaluate, structure and complete a merger with, or acquisition of, a private company seeking to acquire the controlling interest in a public company.    Except as

described above, the Company's only activities have been organizational ones, directed at developing its business plan and raising its initial capital. The Company has not commenced any commercial operations. The Company has no full-time employees and owns no real estate.  As of the end of its fiscal year ending June 30, 2002, the Company had not identified any business opportunity that it planned to pursue, nor had the Company reached any agreement or definitive understanding with any person concerning an acquisition. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

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

ITEM 2.

 DESCRIPTION OF PROPERTY.

As of June 30, 2002, the Company was dormant and inactive.  As of the date of filing of this report on Form 10-KSB, the Company currently maintains a mailing address at 4105 E. Florida Avenue, Suite 100, Denver, Colorado 80122, which is the address of its current President. The Company pays no rent for the use of this mailing address.  The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein. The Company's telephone number is (303) 756-8583. The Company currently has no investments in real estate, real estate mortgages, or real estate securities, and does not anticipate making any such investments in the future. However, the policy of the Company with respect to investment in real estate assets could be changed in the future without a vote of security holders.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended 2002.

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

ITEM 6.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Liquidity and Capital Resources

As of June 30, 2002, the Company remains in the development stage and has no current assets or current liabilities.

Results of Operations

The Company had no business operations or activity during the fiscal year ending June 30, 2002.

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

ITEM 7.

FINANCIAL STATEMENTS.

See following pages.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

INDEPENDENT AUDITORS’ REPORT

We have audited the accompanying balance sheet of Princeton Acquisitions, Inc. (a development stage enterprise) as of June 30, 2002, and the related statements of stockholders’ equity, loss and accumulated deficit, and cash flows for the period from the date of inception (July 10, 1985) to June 30, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Princeton Acquisitions, Inc., as of June 30, 2002, the changes in its stockholders’ equity, the results of its operations and its cash flows for the period then ended in conformity with generally accepted accounting principles.

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

Denver, Colorado

November 18, 2004

Tannenbaum & Company P.C.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

BALANCE SHEET

June
30, 2002
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

The accompanying notes are an integral part of the financial statements

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

 STATEMENTS OF LOSS AND ACCUMULATED DEFICIT

For the period from inception (July 10, 1985) to June 30, 2002

			Inception
			to June		June		June
			30, 2002		30, 2002		30, 2001

Revenue
Interest Income			$29	$		$

	Total revenue		23		0		0

Other expense
Amortization			900
General and administrative			104,728

	Total expense		105,628		0		0

	NET LOSS		(105,599)		0		0

Accumulated deficit
Balance, beginning of period			0		(105,599)		(105,599)
Balance, end of period			$(105,599)		(105,599)		(105,599)

Loss per share		$	(Nil)	$	(Nil)	$	(Nil)

Shares outstanding			36,287,500		36,287,500		36,287,500

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS' EQUITY

For the initial period from inception (July 10, 1985) to June 30, 2002

						Total
	Common stock			Additional	Accumu-	stock-
	Number			paid in	lated	holders'
	of shares	Amount		Capital	deficit	equity

Balance, July 10, 1985	-	$-	$		$-	$-

Issuance of stock for cash
July 15, 1985 ($.001 per share)	4,800,000	4,800		2,200	-	7,000

Issuance of stock for cash
June 30, 1985 ($.001 per share)	31,487,500	31,488		78,802	-	110,290

Net loss for the period inception
to June 30, 1986	-	-		-	(104,774)	(104,774)

Balance, June 30, 1996	36,287,500	$36,288		$81,002	$(104,774)	$12,516

Net loss for the year ended June 30, 1987					(180)	$(180)

Balance, June 30, 1987	36,287,500	$36,288		$81,002	$(104,954)	$12,336

Net loss for the year ended June 30, 1988					(180)	(180)

Balance, June 30, 1988	36,287,500	$36,288		$81,002	$(105,134)	$12,156

Net loss for the year ended June 30, 1989					(180)	(180)

Balance, June 30, 1989	36,287,500	$36,288		$81,002	$(105,314)	$11,976

Net loss for the year ended June 30, 1990					(180)	(180)

Balance, June 30, 1990	36,287,500	$36,288		$81,002	$(105,494)	$11,796

Net loss for the year ended June 30, 1991					(105)	(105)

Balance, June 30, 1991	36,287,500	$36,288		$81,002	$(105,599)	$11,691

Net loss from June 30, 1992 through the year ended June 30, 2002					0	0

Balance, June 30, 2002	36,287,500	$36,288		$81,002	$(105,599)	$11,691

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

For the period ended June 30, 2002

	Inception
	to June		June		June
	30, 2002		30, 2002		30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(105,599)	$		$
Add non-cash items:

Organizational cost amortization	900
			-		-

Cash used in operations	(104,699)		0		0

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	116,390
Offering costs (Note 1)	(11,691)

Cash provided by financing activities	104,699		0		0

Net increase (decrease) in cash	-		-		-

Cash, beginning of periods	-		-		-

Cash, end of periods	$-		-		-

The accompanying notes are an integral part of the financial statements.

Princeton Acquisitions, Inc.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

June 30, 2002

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

Princeton Acquisitions, Inc.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

June 30, 2002

3.

Management representation

For the period ended June 30, 2002 management represents that all adjustments necessary to a fair statement of the results for the period have been included and such adjustments are of a normal and recurring nature.

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

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Information regarding the directors and executive officers currently serving the Company as of the date of filing this report on Form 10-KSB, and the directors and executive officers serving the Company as of its fiscal year ending June 30, 2002, is as follows:

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

Compliance With Section 16(a) of the Exchange Act.

As of the date of filing this report, Frederick Mahlke, the Company’s sole officer and director, has filed on report on Form 3.  However, the filing by Mr. Mahlke was not on a timely basis.

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

(5) Princeton Acquisitions Inc., a blind pool reporting company which is not currently publicly traded, does not have a separate audit committee.  The current board of directors, as a whole, functions as the audit committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRINCETON ACQUISITIONS, INC.

By: /s/ Frederick W. Mahlke, President, Chief Financial Officer and a Director

Date:   March 24, 2005