Form 10QSB
period 2002-09-30
PRINCETON ACQUISITIONS INC
filed 2005-03-24
CIK 773717

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                     1934
                   For the quarter ended September 30, 2002

_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                     1934
                 For the transition period from ____ to _____


                         PRINCETON ACQUISITIONS, INC.
                    (Name of small business in its charter)

                   Colorado                2-99174-D                    84-0991764
(State or other jurisdiction of incorporation)(Commission File Number)(IRS Employer Identification Number)

             4105 E. Florida Avenue, Suite 100
                     Denver, Colorado                                           80222
         (Address of principal executive offices)                             (Zip Code)


      Registrant's telephone number, including area code: (303) 756-8583

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,287,500 as of September 30, 2002.

Transitional Small Business Disclosure Format (Check one):  Yes __ No X

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

      (a) The unaudited financial statements of registrant as of and for the period ending September 30, 2002 follow.




                         PRINCETON ACQUISITIONS, INC.
                        (A Development Stage Enterprise)
                             FINANCIAL STATEMENTS


                       Quarter Ended September 30, 2002



INDEX TO FINANCIAL STATEMENTS:

Balance Sheet                    3
Statements of Operations         4
Statement of Stockholders' Equity5
Statements of Cash Flows         6
Notes to Financial Statements    7

                          PRINCETON ACQUISITIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEET
                                  (UNAUDITED)

                                                         September     September
                                                         30, 2002      30, 2001
                                                         (unaudited)   (unaudited)
               ASSETS

CURRENT ASSETS
     Cash                                                    -             -

           Total current assets                                -             -

Other Assets
   Deferred offering costs (Note 1)                            11,691        11,691


           Total other assets                                  11,691        11,691

               Total assets                    	          $    11,691  $     11,691


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Due to stockholders (Note 4)                        $         0  $          0

               Total current liabilities                            0             0

STOCKHOLDERS' EQUITY
      Common stock, par value $.001 per share; 100,000,000
             shares authorized; 36,287,500 shares
             issued and outstanding (Note 1)                   36,288        36,288

      Additional paid in capital                               81,002        81,002

      Deficit accumulated during the development stage       (105,599)     (105,599)

         Total stockholders' equity                            11,691        11,691

               Total liabilities and stockholders' equity $    11,691  $     11,691


   The accompanying notes are an integral part of the financial statements.

                          PRINCETON ACQUISITIONS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                  STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
      FOR THE PERIOD FROM INCEPTION (JULY 10, 1985) TO SEPTEMBER 30, 2002

                                  Cumulative    Three Months   Three Months
                                    During         Ended          Ended
                                  Development    30-Sep-02      30-Sep-01
                                     Stage
Revenue
       Interest Income            $         29

             Total revenue                  29


Other expense
     Amortization                          900
     General and administrative         104,728

             Total expense              105,628              0              0

             NET LOSS                 (105,599)              0              0

Accumulated deficit
     Balance, beginning of period        -           (105,599)      (105,599)

     Balance, end of period        $  (105,599)      (105,599)      (105,599)

Loss per share                    $      (Nil)  $       (Nil)  $       (Nil)

Shares outstanding                  36,287,500     36,287,500     36,287,500



   The accompanying notes are an integral part of the financial statements.
4

                         PRINCETON ACQUISITIONS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENT OF STOCKHOLDERS' EQUITY
  FOR THE INITIAL PERIOD FROM INCEPTION (JULY 10, 1985) TO SEPTEMBER 30, 2002

                                                                                                   Total
                                                        Common stock      Additional    Accumu-     stock-
                                                   Number                paid in       lated      holders'
                                                  of shares    Amount    Capital      deficit     equity

Balance, July 10, 1985                                 -      $   -    $            $     -     $     -

Issuance of stock for cash
               July 15, 1985 ($.001 per share)       4,800,000    4,800        2,200       -           7,000

Issuance of stock for cash
               June 30, 1985 ($.001 per share)      31,487,500   31,488       78,802       -         110,290

Net loss for the period inception
to June 30, 1986                                       -          -          -        (105,599)   (105,599)

Balance, June 30, 1996                            36,287,500 $  36,288$      81,002$  (105,599)$     11,691

Net loss for the year ended June 30, 1987                                                     0$          0

Balance, June 30, 1987                            36,287,500 $  36,288$      81,002$  (105,599)$     11,691

Net loss for the year ended June 30, 1988                                                     0           0

Balance, June 30, 1988                            36,287,500 $  36,288$      81,002$  (105,599)$     11,691

Net loss for the year ended June 30, 1989                                                     0           0

Balance, June 30, 1989                            36,287,500 $  36,288$      81,002$  (105,599)$     11,691

Net loss for the year ended June 30, 1990                                                     0           0

Balance, June 30, 1990                            36,287,500 $  36,288$      81,002$  (105,599)$     11,691

Net loss for the year ended June 30, 1991                                                     0           0

Balance, June 30, 1991                            36,287,500 $  36,288$      81,002$  (105,599)$     11,691

Net loss from June 30, 1992 through the year ended June 30, 2002                              0           0

Balance, June 30, 2002                            36,287,500 $  36,288$      81,002$  (105,599)$     11,691

Net loss for the three months ended September 30, 2002                                        0           0

Balance, September 30, 2002                       36,287,500 $  36,288$      81,002$  (105,599)$     11,691

   The accompanying notes are an integral part of the financial statements.

                         PRINCETON ACQUISITIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                               Cumulative During    Three Months Three Months
                                                   Development      Ended         Ended
                                                      Stage       30-Sep-02     30-Sep-01

CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                      $   (105,599)  $        0   $           0
     Add non-cash items:
        Organizational cost amortization                      900       -             -
        Organizational cost amortization                                -             -
        Increase in organizational cost                                 -             -

                 Cash used in operations                (104,699)           0               0

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from issuance of common stock             116,390       .             -
        Offering costs                                  (11,691)       -

                 Cash provided by financing activities     104,699           0               0

Net increase (decrease) in cash                            -             -             -

Cash, beginning of periods                                -             -             -

Cash, end of periods                               $     -             -             -


   The accompanying notes are an integral part of the financial statements.

                         PRINCETON ACQUISITIONS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. Summary of significant accounting policies

  Organization

      Princeton Acquisitions, Inc. (the "Company") was organized under the laws of the State of Colorado on July 10, 1985, for the purpose of evaluating and seeking merger candidates. The Company is currently considered to be in the development stage as more fully defined in the Financial Accounting Standards Board Statement No. 7. The Company has engaged in limited activities, but has not generated significant revenues to date. The Company is currently seeking business opportunities.

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

3. Management representation

   For the period ended September 30, 2002 management represents that all adjustments necessary to a fair statement of the results for the period have been included and such adjustments are of a normal and recurring nature.

4. Going concern

   The company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion which are not statements of historical fact, are what are known as "forward looking statements," which are basically statements about the future.
 For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "anticipates," "expects" and the like often identify such forward looking statements, but are not the only indication that a statement is a forward looking statement. Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10QSB and in the Company's other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

Plan of Operations

The Company was administratively dissolved on January 1, 1991, and was completely dormant and inactive from January 1, 1991 until September 24, 2004, when it was reinstated into good standing with the Colorado Secretary of State. In conjunction with its reinstatement, the Company's plan of operations is to initiate efforts to carry out its original business plan of seeking to locate a suitable business acquisition candidate and thereafter completing a business acquisition transaction. The initial steps in this plan include arranging for the filing required tax returns, establishing an appropriate management structure, obtaining required audited and interim unaudited financial statements, completing and filing all required periodic reports with the US Securities and Exchange Commission, and initiating steps to locate a suitable business acquisition candidate. The plan of operations for the remainder of the current fiscal year is to begin taking these steps. There is no assurance as to when or whether the Company will locate a suitable business acquisition candidate or complete a business acquisition transaction. The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with carrying out the steps outlined above, and does not expect to generate revenues until after it completes a business acquisition. Even following completion of a business acquisition transaction, there is no assurance as to how quickly the Company may begin to generate revenues or to operate at a profit.

Liquidity and Capital Resources

As of September 30, 2002, the Company has no current assets or current liabilities.

Results of Operations

The Company had no business operations or activity during the period ended September 30, 2002.

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




Date:  March 24, 2005