Form 10KSB
period 2000-06-30
PRINCETON ACQUISITIONS INC
filed 2005-03-28
CIK 773717

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB


 X__ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                     1934
                    For the fiscal year ended June 30, 2000

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

                                 Common Stock
                               (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes X  No

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

(Applicable only to corporate registrants): State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,287,500 as of June 30, 2000.

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

   (i)"Description of Business - General" - the general description of the Company's plan to seek a merger or acquisition candidate, and the types of business opportunities that may be pursued.

   (ii)"Description of Business - Investigation and Selection of Business Opportunities" - the steps which may be taken to investigate prospective business opportunities, and the factors which may be used in selecting a business opportunity.

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

On February 24, 1986, the Company entered into an Exchange Agreement with North Shore Holding Company, Inc., a Colorado corporation ("North Shore") pursuant to which the Company acquired 100% of the issued and outstanding securities of North Shore in exchange for issuance of 22,995,000 shares of its common stock. At the time of the transaction, North Shore was a privately- held company which had been organized to engage in joint venture mining operations at a site in Idaho. At the time of its acquisition of North Shore, the Company had intended to take the steps necessary to commence mining operations on the Idaho properties held by North Shore. However, the efforts to commence mining operations were immediately abandoned after the Company determined that they were impractical, and thereafter the Company remained in the development stage with no active business operations.

On January 1, 1991, the Company was administratively dissolved by the Colorado Secretary of State as a result of failure to file required reports with the State of Colorado. It remained inactive from January 1991 until September 24, 2004, when it was reinstated into good standing with the Colorado Secretary of State. It remains in good standing as of the date of filing of this report.

As of the end of its fiscal year ending June 30, 2000, the Company remained in the development stage. Its business plan is to evaluate, structure and complete a merger with, or acquisition of, a private company seeking to acquire
the controlling interest in a public company.    Except as
described above, the Company's only activities have been organizational ones, directed at developing its business plan and raising its initial capital. The Company has not commenced any commercial operations. The Company has no full-time employees and owns no real estate. As of the end of its fiscal year ending June 30, 2000, the Company had not identified any business opportunity that it planned to pursue, nor had the Company reached any agreement or definitive understanding with any person concerning an acquisition. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

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

WE HAVE NO OPERATING HISTORY, LIMITED RESOURCES AND NO PRESENT SOURCE OF
REVENUES

Princeton Acquisitions, Inc. was incorporated in 1985, and remains in the development stage. We have not as yet attempted to seek a business combination. To date, our efforts have been limited primarily to organizational activities and initial funding. We have limited resources and have had no revenues to date. We will not achieve any revenues until the consummation of a business combination, if at all. There can be no assurance that any acquired business, at the time of the Company's consummation of a business combination or at any time thereafter, will derive any material revenues from its operations or operate on a profitable basis.

WE MAY NOT BE ABLE TO FIND A SUITABLE BUSINESS COMBINATION

Although we will attempt to locate potential business combinations, there can be no assurance that any business or assets worthy of even preliminary investigation will come to the Company's attention or that we will be able to negotiate and close on a business combination transaction.

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

WE CANNOT GIVE YOU A SUBSTANTIVE DISCLOSURE RELATED TO PROSPECTIVE BUSINESS COMBINATIONS

"Blank check" companies are inherently characterized by an absence of substantive disclosure. The Company has not yet identified a prospective acquired business. Accordingly, our shareholders will have virtually no substantive information available for advance consideration of any specific business combination.

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

PROBABLE LACK OF BUSINESS DIVERSIFICATION

It is likely that we will have the ability to effect only a single business combination. Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business. Unlike certain entities which have the resources to consummate several business combinations or entities operating in multiple industries or multiple areas of a single industry, it is highly likely that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. In addition, by consummating a business combination with only a single entity, the prospects for the

Company's success may become dependent upon the development or market acceptance of a single or limited number of products, processes or services. Consequently, there can be no assurance that the acquired business will prove to be commercially viable.

The ability of the Company to successfully effect a business combination will be largely dependent upon the efforts of its officers and directors who expect to devote only a limited portion of their time to the affairs of the Company.

THERE WILL BE A CHANGE IN CONTROL AND MANAGEMENT AFTER A BUSINESS COMBINATION

Although we have no present plans, understandings or arrangements respecting any business combination, the successful completion of such a transaction is likely to result in a change in control of the Company. This could result from the issuance of a large percentage of the Company's authorized securities or the sale by the present shareholders of all or a portion of their stock, or a combination thereof. Any change in control may also result in the resignation or removal of the Company's present officers and directors. If there is a change in management, no assurance can be given as to the experience or qualifications of the persons who replace present management respecting either the operation of the Company's activities or the operation of the business, assets or property being acquired.

WE HAVE LIMITED ABILITY TO EVALUATE THE MANAGEMENT OF ANY ACQUIRED BUSINESS

While our ability to successfully effect a business combination will be dependent upon certain of our management, the future role of such personnel in the acquired business cannot presently be stated with any certainty. It is unlikely that any of the Company's key personnel will remain associated in any operational capacity with the Company following a business combination. Moreover, there can be no assurance that such personnel will have significant experience or knowledge relating to the operations of the particular acquired business. Furthermore, although the Company intends to closely scrutinize the management of a prospective acquired business, there can be no assurance that the Company's assessment of such management will prove to be correct, especially in light of the likely inexperience of current key personnel of the Company in evaluating most types of businesses. In addition, there can be no assurance that such future management will have the necessary skills, qualifications or abilities to manage a public company. The Company may also seek to recruit additional managers to supplement the incumbent management of the acquired business. There can be no assurance that the Company will have the ability to recruit such additional managers, or that such additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

IMPRACTICABILITY OF EXHAUSTIVE INVESTIGATION.

The Company's limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before the Company commits its capital or other resources thereto. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if the Company had more funds available to it, would be desirable. The Company will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking the Company's participation. A significant portion of the Company's available funds may be expended for investigative expenses and other expenses related to preliminary aspects of completing an acquisition transaction, whether or not any business opportunity investigated is eventually acquired.

POSSIBLE RELIANCE UPON UNAUDITED FINANCIAL STATEMENTS.

The Company generally will require audited financial statements from any business that it proposes to acquire. No assurance can be given, however, that audited financials will be available to the Company. In cases where audited financials are unavailable, the Company will have to rely upon unaudited information that has not been verified by outside auditors. The lack of the type of independent verification which audited financial statements would provide, increases the risk that the Company, in evaluating an acquisition with such a target company, will not have the benefit of full and accurate information about the financial condition and operating history of the target company. This risk increases the prospect that the acquisition of such a company might prove to be an unfavorable one for the Company or the holders of the Company's securities.

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

 WE ARE AUTHORIZED TO ISSUE ADDITIONAL SHARES OF STOCK

Our Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock and 50,000,000 shares of preferred stock. Since there are currently 36,287,500 shares of common stock issued and outstanding, there are a significant number of additional shares available for issuance. Although the Company has no commitments as of the date of this registration statement to issue any additional shares of stock, the Company will, in all likelihood, issue a substantial number of shares of stock in connection with a business combination, and furthermore, will likely amend its articles to increase the authorized number of common and preferred stock. The issuance of additional shares of either common or preferred stock may result in the dilution of the interests of the Company's current shareholders.

INVESTMENT COMPANY ACT CONSIDERATIONS

The regulatory scope of the Investment Company Act of 1940, as amended (the "Investment Company Act"), which was enacted principally for the purpose of regulating vehicles for pooled investments in securities, extends generally to companies engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. The Investment Company Act may, however, also be deemed to be applicable to a company which does not intend to be characterized as an investment company but which, nevertheless, engages in activities which may be deemed to be within the definitional scope of certain provisions of the Investment Company Act. We believe that our anticipated activities, which will involve acquiring control of an operating company, will not subject the Company to regulation under the Investment Company Act. Nevertheless, there can be no assurance that we will not be deemed to be an investment company. In the event we are deemed to be an investment company, we may become subject to certain restrictions relating to our activities, including restrictions on the nature of our investments and the issuance of securities. In addition, the Investment Company Act imposes certain requirements on companies deemed to be within its regulatory scope, including registration as an investment company, adoption of a specific form of corporate structure and compliance with certain burdensome reporting, record keeping, voting, proxy, disclosure and other rules and regulations. In the event of characterization of the Company as an investment company, the failure by the Company to satisfy such regulatory requirements, whether on a timely basis or at all, would, under certain circumstances, have a material adverse effect on the Company.

TAX CONSIDERATIONS

As a general rule, federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. We will evaluate the possible tax consequences of any prospective business combination and will endeavor to structure the business combination so as to achieve the most favorable tax treatment to the Company, the acquired business and their respective shareholders. There can be no assurance, however, that the Internal Revenue Service (the "IRS") or appropriate state tax authorities will ultimately assent to the Company's tax treatment of a consummated business combination. To the extent the IRS or state tax authorities ultimately prevail in recharacterizing the tax treatment of a business combination, there may be adverse tax consequences to the Company, the acquired business and their respective shareholders.

NO DIVIDENDS

We have not paid dividends on our Common Stock to date and do not presently intend to pay cash dividends prior to the consummation of a business combination. The payment of dividends after a business combination, if any, will be contingent upon the Company's revenues and earnings, if any, capital requirements and general financial condition subsequent to consummation of a business combination. The payment of any dividends subsequent to consummation of a business combination will be within the discretion of the Company's then Board of Directors. It is the present intention of the Board of Directors to retain all earnings, if any, for use in the Company's business operations and, accordingly, the Board does not anticipate paying any cash dividends in the foreseeable future.

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

It is anticipated that the Company's principal shareholders may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. In this process, the Company's principal shareholders may consider their own personal pecuniary benefit rather than the best interests of other Company shareholders, and the other Company shareholders are not expected to be afforded the opportunity to approve or consent to any particular stock buy-out transaction. See "Conflicts of Interest."

DEPENDENCE UPON MANAGEMENT; LIMITED PARTICIPATION OF MANAGEMENT

The Company will be heavily dependent upon the skills, talents, and abilities of its officers and directors to implement its business plan, and may, from time to time, find that the inability of such persons to devote their full time attention to the business of the Company results in a delay in progress toward implementing its business plan. Furthermore, the Company will be entirely dependent upon the experience of its officers and directors in seeking, investigating, and acquiring a business and in making decisions regarding the Company's operations. Because investors will not be able to evaluate the merits of possible business acquisitions by the Company, they should critically assess the information concerning the Company's officers and directors.

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

ITEM 2.      DESCRIPTION OF PROPERTY.

As of June 30, 2000, the Company was dormant and inactive. As of the date of filing of this report on Form 10-KSB, the Company currently maintains a mailing address at 4105 E. Florida Avenue, Suite 100, Denver, Colorado 80122, which is the address of its current President. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein. The Company's telephone number is
(303) 756-8583. The Company currently has no investments in real estate, real estate mortgages, or real estate securities, and does not anticipate making any such investments in the future. However, the policy of the Company with respect to investment in real estate assets could be changed in the future without a vote of security holders.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended 2000.

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

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Liquidity and Capital Resources


As of June 30, 2000, the Company remains in the development stage and has no current assets or current liabilities.

Results of Operations

The Company had no business operations or activity during the fiscal year ending June 30, 2000.

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

ITEM 7.     FINANCIAL STATEMENTS.

See following pages.

                         PRINCETON ACQUISITIONS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)


Independent Auditors' Report               18
Balance Sheet                              19
Statements of Loss and Accumulated Deficit 20
Statement of Stockholders' Equity          21
Statements of Cash Flows                   22
Notes to Financial Statements              23

                         INDEPENDENT AUDITORS' REPORT


We have audited the accompanying balance sheet of Princeton Acquisitions, Inc. (a development stage enterprise) as of June 30, 2000, and the related statements of stockholders' equity, loss and accumulated deficit, and cash flows for the period from the date of inception (July 10, 1985) to June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Princeton Acquisitions, Inc., as of June 30, 2000, the changes in its stockholders' equity, the results of its operations and its cash flows for the period then ended in conformity with generally accepted accounting principles.

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

Denver, Colorado
November 18, 2004

                                                      Tannenbaum & Company P.C.

                           PRINCETON ACQUISITIONS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEET


                                                                   June
                                                                 30, 2000
                    ASSETS

CURRENT ASSETS
     Cash                                                    $             -

           Total current assets                                            -

Other Assets
   Deferred offering costs (Note 1)                                    11,691

  Organization costs, net of accumulated amortization                       0

           Total other assets                                          11,691

                    Total assets                                       11,691


                    LIABILITIES AND STOCKHOLDERS' EQUITY


STOCKHOLDERS' EQUITY
      Common stock, par value $.001 per share; 100,000,000
             shares authorized; 36,287,500 shares
             issued and outstanding (Note 1)                           36,288

     Additional paid in capital                                        81,002
                                                                            -
      Deficit accumulated during the development stage               (105,599)

         Total stockholders' equity                                    11,691

                    Total liabilities and stockholders' equity  $      11,691

    The accompanying notes are an integral part of the financial statements

                         PRINCETON ACQUISITIONS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                   STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
        FOR THE PERIOD FROM INCEPTION (JULY 10, 1985) TO JUNE 30, 2000

                                                 Inception
                                                  to June        June         June
                                                  30, 2000     30, 2000     30, 1999

Revenue
       Interest Income                          $        29  $            $

              Total revenue           			 29            0            0


Other expense
     Amortization                                       900
     General and administrative                     104,728

           Total expense      			    105,628            0            0

           NET LOSS         			  (105,599)            0            0

Accumulated deficit
     Balance, beginning of period                         0    (105,599)    (105,599)
     Balance, end of period                     $ (105,599)    (105,599)    (105,599)

Loss per share                                  $     (Nil)  $     (Nil)  $     (Nil)

Shares outstanding                               36,287,500   36,287,500   36,287,500



   The accompanying notes are an integral part of the financial statements.

                         PRINCETON ACQUISITIONS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                      STATEMENT OF STOCKHOLDERS' EQUITY
    FOR THE INITIAL PERIOD FROM INCEPTION (JULY 10, 1985) TO JUNE 30, 2000

                                                                                                   Total
                                                       Common stock      Additional    Accumu-     stock-
                                                   Number                paid in       lated     holders'
                                                  of shares    Amount    Capital      deficit     equity

Balance, July 10, 1985                                      -  $     -  $            $        -  $        -

Issuance of stock for cash
               July 15, 1985 ($.001 per share)      4,800,000    4,800        2,200           -       7,000

Issuance of stock for cash
               June 30, 1985 ($.001 per share)     31,487,500   31,488       78,802           -     110,290

Net loss for the period inception
to June 30, 1986                                            -        -            -   (105,599)   (105,599)

Balance, June 30, 1996                             36,287,500  $36,288  $    81,002  $(105,599)  $   11,691

Net loss for the year ended June 30, 1987                                                   (0)  $      (0)

Balance, June 30, 1987                             36,287,500  $36,288  $    81,002  $(105,599)  $   11,691

Net loss for the year ended June 30, 1988                                                   (0)         (0)

Balance, June 30, 1988                             36,287,500  $36,288  $    81,002  $(105,599)  $   11,691

Net loss for the year ended June 30, 1989                                                   (0)         (0)

Balance, June 30, 1989                             36,287,500  $36,288  $    81,002  $(105,599)  $   11,691

Net loss for the year ended June 30, 1990                                                   (0)         (0)

Balance, June 30, 1990                             36,287,500  $36,288  $    81,002  $(105,599)  $   11,691

Net loss for the year ended June 30, 1991                                                   (0)         (0)

Balance, June 30, 1991                             36,287,500  $36,288  $    81,002  $(105,599)  $   11,691

Net loss from June 30, 1992 through the year ended June 30, 2000                             0           0

Balance, June 30, 2000                             36,287,500  $36,288  $    81,002  $(105,599)  $   11,691


   The accompanying notes are an integral part of the financial statements.

                         PRINCETON ACQUISITIONS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                           STATEMENTS OF CASH FLOWS
                      FOR THE PERIOD ENDED JUNE 30, 2000


                                                       Inception
                                                        to June      June       June
                                                       30, 2000    30, 2000   30, 1999

CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                          $(105,599)  $          $
     Add non-cash items:

        Organizational cost amortization                     900
                                                                          -          -

                     Cash used in operations            (104,699)         0          0

CASH FLOWS FROM FINANCING ACTIVITIES

        Proceeds from issuance of common stock           116,390
        Offering costs (Note 1)                          (11,691)


                   Cash provided by financing activities 104,699          0          0

Net increase (decrease) in cash                                -          -          -

Cash, beginning of periods                                     -          -          -

Cash, end of periods                                   $       -          -          -



   The accompanying notes are an integral part of the financial statements.

                         Princeton Acquisitions, Inc.
                       (A Development Stage Enterprise)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2000




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

                         Princeton Acquisitions, Inc.
                       (A Development Stage Enterprise)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2000




3. Management representation
   For the period ended June 30, 2000 management represents that all adjustments necessary to a fair statement of the results for the period have been included and such adjustments are of a normal and recurring nature.

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

ITEM 8B.    OTHER INFORMATION.

None.

                                   PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      Information regarding the directors and executive officers currently serving the Company as of the date of filing this report on Form 10-KSB, and the directors and executive officers serving the Company as of its fiscal year ending June 30, 2000, is as follows:

NAME               AGEPOSITIONS HELD AND TENURE
 Miles Wynn          51 President, Chief Financial Officer and a Director
			from February 22, 1999 to September 24, 2004
 Frederic W. Mahlke  60 President, Chief Financial Officer and a Director
			since September 24, 2004

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

Biographical Information

MILES WYNN

Mr. Wynn was the President of Princeton Acquisitions, Inc. from February 22, 1999 to September 24, 2004. Mr. Wynn was also the President of Great Expectations and Associates, Inc. from June of 1987 to November 1999. Mr. Wynn also served as President and Director of Diversified Management Acquisitions, Inc., a "blank check" company located in Denver Colorado from 1986 to 1988.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

As of the date of filing this report, Frederick Mahlke, the Company's sole officer and director, has filed on report on Form 3. However, the filing by Mr. Mahlke was not on a timely basis.

CODE OF ETHICS

Princeton Acquisitions, Inc. has not yet adopted a code of ethics which applies to the chief executive officer, or principal financial and accounting officer or controller, or persons performing similar functions due to several factors. Princeton Acquisitions, Inc. is a reporting Ablind pool{approx-equal} company whose shares have not yet traded.

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

NAME AND ADDRESS        NUMBER OF COMMON SHARES OWNED BENEFICIALLY  PERCENT OF CLASS OWNED

Miles Wynn (1)                     	  25,209,500                69.47%
3679 S. Dawson Street
Aurora, Co 80014

Frederick W. Mahlke (2)
4105 E. Florida Avenue, Suite 100
Denver, Colorado 80222
All directors and executive officers     25,209,500                69.47%
(1 person)


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

3(ii) Bylaws (incorporated by reference from Registration Statement on Form S-18 filed with the Securities and Exchange Commission on July 23, 1985).

31.1 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.


ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit-Related Fees

(1) Audit Fees. The Company was not billed any amounts by its principal accountant for audit fees during the last two fiscal years. Subsequent to June 30, 2000, the Company was billed $10,000 by Tannenbaum & Company, P.C., for fees related to the auditing of its financial statements for the fiscal years ending June 30, 1986 through June 30, 2000, and for fees related to review of the interim financial statements to be included in all quarterly reports required to be filed during all fiscal years subsequent to the fiscal year ending June 30, 1986.

(2) Audit-related Fees. The Company was not billed any amounts by its principal accountant for assurance and related services that were related to the audit or review of the Company's financial statements for the past two fiscal years.

(3) Tax Fees. The Company was not billed any amounts by its principal accountant for professional services related to tax compliance, tax advice or tax planning during the past two fiscal years. Subsequent to June 30, 2000, Tannenbaum & Company, P.C., billed the Company a total of $1,800 for tax compliance, tax advice and tax planning for the fiscal years ending June 30, 1986 through June 30, 2000.

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

Date:   March 28, 2005