Form 10QSB
period 2000-12-31
PRINCETON ACQUISITIONS INC
filed 2005-03-28
CIK 773717

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                     1934
                    For the quarter ended December 31, 2000

_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                     1934
                 For the transition period from ____ to _____

                         PRINCETON ACQUISITIONS, INC.
                    (Name of small business in its charter)

                   Colorado                 2-99174-D                    84-0991764
(State or other jurisdiction of (Commission File Number)	(IRS Employer Identification
	incorporation)							Number)


             4105 E. Florida Avenue, Suite 100
                     Denver, Colorado                                           80222
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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No _____

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,287,500 as of December 31, 2000.

Transitional Small Business Disclosure Format (Check one):  Yes __ No X

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

      (a) The unaudited financial statements of registrant as of and for the period ending December 31, 2000 follow.




                         PRINCETON ACQUISITIONS, INC.
                        (A Development Stage Enterprise)
                             FINANCIAL STATEMENTS


                        Quarter Ended December 31, 2000


INDEX TO FINANCIAL STATEMENTS:

Balance Sheet                               3
Statements of Operations                    4
Statement of Stockholders' Equity (Deficit) 5
Statements of Cash Flows                    6
Notes to Financial Statements               7

                          PRINCETON ACQUISITIONS, INC.
                        (A Development Stage Enterprise)
                                 BALANCE SHEET
                                  (UNAUDITED)

                                                              December     December

                                                              31, 2000     31, 1999
                                                              (unaudited)  (unaudited)
                 ASSETS

CURRENT ASSETS
     Cash                                                             -             -

           Total current assets                                       -             -

Other Assets
   Deferred offering costs (Note 1)                               11,691        11,691


           Total other assets                                     11,691        11,691

                 Total assets                                 $   11,691  $     11,691


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Due to stockholders (Note 4)                            $        0  $          0

                 Total current liabilities                             0             0

STOCKHOLDERS' EQUITY
      Common stock, par value $.001 per share; 100,000,000
             shares authorized;36,287,500 shares
             issued and outstanding (Note 1)                      36,288        36,288

      Additional paid in capital                                  81,002        81,002

      Deficit accumulated during the development stage         (105,599)     (105,599)

         Total stockholders' equity                               11,691        11,691

                 Total liabilities and stockholders' equity   $   11,691  $     11,691


   The accompanying notes are an integral part of the financial statements.

                          PRINCETON ACQUISITIONS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                  STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
                                  (UNAUDITED)
      FOR THE PERIOD FROM INCEPTION (JULY 10, 1985) TO DECEMBER 31, 2000

                                  Cumulative    Six Months   Six Months   Three Months   Three Months
                                    During        Ended        Ended         Ended          Ended
                                  Development   31-Dec-00    31-Dec-99     31-Dec-00      31-Dec-99
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

                         PRINCETON ACQUISITIONS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
  FOR THE INITIAL PERIOD FROM INCEPTION (JULY 10, 1085) TO DECEMBER 31, 2000

                                                                                                   Total
                                                        Common stock     Additional    Accumu-     stock-
                                                   Number                paid in       lated     holders'
                                                  of shares    Amount    Capital      deficit     equity

Balance, July 10, 1985                                      -  $     -  $            $       -  $        -

Issuance of stock for cash
               July 15, 1985 ($.001 per share)      4,800,000    4,800        2,200          -       7,000

Issuance of stock for cash
               June 30, 1985 ($.001 per share)     31,487,500   31,488       78,802          -      110,290

Net loss for the period inception
to June 30, 1986                                            -        -            -   (104,774)   (104,774)

Balance, June 30, 1996                             36,287,500  $36,288  $    81,002  $(104,774)  $   12,516

Net loss for the year ended June 30, 1987                                                 (180)  $    (180)

Balance, June 30, 1987                             36,287,500  $36,288  $    81,002  $(104,954)  $   12,336

Net loss for the year ended June 30, 1988                                                 (180)       (180)

Balance, June 30, 1988                             36,287,500  $36,288  $    81,002  $(105,134)  $   12,156

Net loss for the year ended June 30, 1989                                                 (180)       (180)

Balance, June 30, 1989                             36,287,500  $36,288  $    81,002  $(105,314)  $   11,976

Net loss for the year ended June 30, 1990                                                 (180)       (180)

Balance, June 30, 1990                             36,287,500  $36,288  $    81,002  $(105,494)  $   11,796

Net loss for the year ended June 30, 1991                                                 (105)       (105)

Balance, June 30, 1991                             36,287,500  $36,288  $    81,002  $(105,599)  $   11,691

Net loss from June 30, 1992 through the year ended June 30, 2000                              0           0

Balance, June 30, 2000                             36,287,500  $36,288  $    81,002  $(105,599)  $   11,691

Net loss for the six months ended December 31, 2000                                           0           0

Balance, December 31, 2000                         36,287,500 $ 36,288  $     81,002 $(105,599)  $   11,691

   The accompanying notes are an integral part of the financial statements.

                          PRINCETON ACQUISITIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                       Cumulative
                                                          During      Six Months   Six Months   Three Months Three Months
                                                       Development     Ended       Ended       Ended        Ended
                                                          Stage      31-Dec-00   31-Dec-99   31-Dec-00    31-Dec-99

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

3. Management representation

   For the period ended December 31, 2000 management represents that all adjustments necessary to a fair statement of the results for the period have been included and such adjustments are of a normal and recurring nature.

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

Liquidity and Capital Resources

As of December 31, 2000, the Company has no current assets or current liabilities.

Results of Operations

The Company had no business operations or activity during the period ended December 31, 2000.

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