Form 10KSB
period 1996-06-30
PRINCETON ACQUISITIONS INC
filed 2005-04-01
CIK 773717

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB


 X__ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                     1934
                    For the fiscal year ended June 30, 1996

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

(Applicable only to corporate registrants): State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,287,500 as of June 30, 1996.

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

As of the end of its fiscal year ending June 30, 1996, the Company remained in the development stage. Its business plan is to evaluate, structure and complete a merger with, or acquisition of, a private company seeking to acquire
the controlling interest in a public company.    Except as
described above, the Company's only activities have been organizational ones, directed at developing its business plan and raising its initial capital. The Company has not commenced any commercial operations. The Company has no full-time employees and owns no real estate. As of the end of its fiscal year ending June 30, 1996, the Company had not identified any business opportunity that it planned to pursue, nor had the Company reached any agreement or definitive understanding with any person concerning an acquisition. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

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

ITEM 2.      DESCRIPTION OF PROPERTY.

As of June 30, 1996, the Company was dormant and inactive. As of the date of filing of this report on Form 10-KSB, the Company currently maintains a mailing address at 4105 E. Florida Avenue, Suite 100, Denver, Colorado 80122, which is the address of its current President. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein. The Company's telephone number is
(303) 756-8583. The Company currently has no investments in real estate, real estate mortgages, or real estate securities, and does not anticipate making any such investments in the future. However, the policy of the Company with respect to investment in real estate assets could be changed in the future without a vote of security holders.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended 1996.

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

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Liquidity and Capital Resources


As of June 30, 1996, the Company remains in the development stage and has no current assets or current liabilities.

Results of Operations

The Company had no business operations or activity during the fiscal year ending June 30, 1996.

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

                         INDEPENDENT AUDITORS' REPORT


We have audited the accompanying balance sheet of Princeton Acquisitions, Inc. (a development stage enterprise) as of June 30, 1996, and the related statements of stockholders' equity, loss and accumulated deficit, and cash flows for the period from the date of inception (July 10, 1985) to June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Princeton Acquisitions, Inc., as of June 30, 1996, the changes in its stockholders' equity, the results of its operations and its cash flows for the period then ended in conformity with generally accepted accounting principles.

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

Denver, Colorado
November 18, 2004

                                                      Tannenbaum & Company P.C.

                           PRINCETON ACQUISITIONS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEET


                                                                   June
                                                                 30, 1996
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

    The accompanying notes are an integral part of the financial statements

                         PRINCETON ACQUISITIONS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                   STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
        FOR THE PERIOD FROM INCEPTION (JULY 10, 1985) TO JUNE 30, 1996

                                                 Inception
                                                  to June        June         June
                                                  30, 1996     30, 1996     30, 1995

Revenue
       Interest Income                          $       29  $            $

              Total revenue           			29            0            0


Other expense
     Amortization                                       900
     General and administrative                     104,728

              Total expense      		    105,628            0            0

              NET LOSS         			  (105,599)            0            0

Accumulated deficit
     Balance, beginning of period                         0    (105,599)    (105,599)
     Balance, end of period                     $ (105,599)    (105,599)    (105,599)

Loss per share                                  $     (Nil)  $     (Nil)  $     (Nil)

Shares outstanding                               36,287,500   36,287,500   36,287,500


   The accompanying notes are an integral part of the financial statements.

                         PRINCETON ACQUISITIONS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                      STATEMENT OF STOCKHOLDERS' EQUITY
    FOR THE INITIAL PERIOD FROM INCEPTION (JULY 10, 1985) TO JUNE 30, 1996

                                                                                                   Total
                                                      Common stock        Additional    Accumu-     stock-
                                                   Number                paid in       lated     holders'
                                                  of shares    Amount    Capital      deficit     equity

Balance, July 10, 1985                                      -  $     -  $            $        -  $        -

Issuance of stock for cash
              July 15, 1985 ($.001 per share)       4,800,000    4,800        2,200           -       7,000

Issuance of stock for cash
              June 30, 1985 ($.001 per share)      31,487,500   31,488       78,802           -     110,290

Net loss for the period inception
to June 30, 1986                                            -        -            -   (105,599)   (105,599)

Balance, June 30, 1996                             36,287,500  $36,288  $    81,002  $(105,599)  $   11,691

Net loss for the year ended June 30, 1987                                                   (0)  $      (0)

Balance, June 30, 1987                             36,287,500  $36,288  $    81,002  $(105,599)  $   11,691

Net loss for the year ended June 30, 1988                                                   (0)         (0)

Balance, June 30, 1988                             36,287,500  $36,288  $    81,002  $(105,599)  $   11,691

Net loss for the year ended June 30, 1989                                                   (0)         (0)

Balance, June 30, 1989                             36,287,500  $36,288  $    81,002  $(105,599)  $   11,691

Net loss for the year ended June 30, 1990                                                   (0)         (0)

Balance, June 30, 1990                             36,287,500  $36,288  $    81,002  $(105,599)  $   11,691

Net loss for the year ended June 30, 1991                                                   (0)         (0)

Balance, June 30, 1991                             36,287,500  $36,288  $    81,002  $(105,599)  $   11,691

Net loss from June 30, 1992 through the year ended June 30, 1997                              0           0

Balance, June 30, 1997                             36,287,500  $36,288  $    81,002  $(105,599)  $   11,691


   The accompanying notes are an integral part of the financial statements.

                         PRINCETON ACQUISITIONS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                           STATEMENTS OF CASH FLOWS
                      FOR THE PERIOD ENDED JUNE 30, 1997


                                                       Inception
                                                        to June      June       June
                                                       30, 1996    30, 1996   30, 1995

CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                          $(105,599)  $          $
     Add non-cash items:

        Organizational cost amortization                      900
                                                                          -          -

                     Cash used in operations            (104,699)         0          0

CASH FLOWS FROM FINANCING ACTIVITIES

        Proceeds from issuance of common stock            116,390
        Offering costs (Note 1)                          (11,691)


                    ash provided by financing activities  104,699         0          0

Net increase (decrease) in cash                                 -         -          -

Cash, beginning of periods                                      -         -          -

Cash, end of periods                                   $        -         -          -



   The accompanying notes are an integral part of the financial statements.

                         Princeton Acquisitions, Inc.
                       (A Development Stage Enterprise)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1997




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

                         Princeton Acquisitions, Inc.
                       (A Development Stage Enterprise)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1997




3. Management representation
   For the period ended June 30, 1996 management represents that all adjustments necessary to a fair statement of the results for the period have been included and such adjustments are of a normal and recurring nature.

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

Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of June 30, 1996, to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the fiscal year ended June 30, 1996, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.    OTHER INFORMATION.

None.

                                   PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      Information regarding the directors and executive officers currently serving the Company as of the date of filing this report on Form 10-KSB, and the directors and executive officers serving the Company as of its fiscal year ending June 30, 1996, is as follows:

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

3(ii) Bylaws (incorporated by reference from Registration Statement on Form S-18 filed with the Securities and Exchange Commission on July 23, 1985).

31.1 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.


ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit-Related Fees

(1) Audit Fees. The Company was not billed any amounts by its principal accountant for audit fees during the last two fiscal years. Subsequent to June 30, 1996, the Company was billed $10,000 by Tannenbaum & Company, P.C., for fees related to the auditing of its financial statements for the fiscal years ending June 30, 1986 through June 30, 1996, and for fees related to review of the interim financial statements to be included in all quarterly reports required to be filed during all fiscal years subsequent to the fiscal year ending June 30, 1986.

(2) Audit-related Fees. The Company was not billed any amounts by its principal accountant for assurance and related services that were related to the audit or review of the Company's financial statements for the past two fiscal years.

(3) Tax Fees. The Company was not billed any amounts by its principal accountant for professional services related to tax compliance, tax advice or tax planning during the past two fiscal years. Subsequent to June 30, 1996, Tannenbaum & Company, P.C., billed the Company a total of $1,800 for tax compliance, tax advice and tax planning for the fiscal years ending June 30, 1986 through June 30, 1996.

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

Date:   April 1, 2005