Form 10QSB
period 1995-03-31
PRINCETON ACQUISITIONS INC
filed 2005-04-04
CIK 773717

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                     1934
                     For the quarter ended March 31, 1995

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

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,287,500 as of March 31, 1995.

Transitional Small Business Disclosure Format (Check one):  Yes __ No X

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

      (a) The unaudited financial statements of registrant as of and for the period ending March 31, 1995 follow.




                         PRINCETON ACQUISITIONS, INC.
                        (A Development Stage Enterprise)
                             FINANCIAL STATEMENTS


                         Quarter Ended March 31, 1995


INDEX TO FINANCIAL STATEMENTS:

Balance Sheet                               3
Statements of Loss and Accumulated Deficit  4
Statement of Stockholders' Equity           5
Statements of Cash Flows                    6
Notes to Financial Statements               7

                          PRINCETON ACQUISITIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEET
                                  (UNAUDITED)

                                                           March         March
                                                         31, 1995      31, 1994
                                                            (unaudited)(unaudited)
               ASSETS

CURRENT ASSETS
     Cash                                                          -             -

           Total current assets                                      -             -

Other Assets
   Deferred offering costs (Note 1)                             11,691        11,691


           Total other assets                                  11,691        11,691

               Total assets                               $    11,691  $     11,691


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Due to stockholders (Note 4)                         $        0  $          0

               Total current liabilities                            0             0

STOCKHOLDERS' EQUITY
      Common stock, par value $.001 per share; 100,000,000
             shares authorized; 36,287,500 shares
             issued and outstanding (Note 1)                   36,288        36,288

      Additional paid in capital                               81,002        81,002

      Deficit accumulated during the development stage       (105,599)     (105,599)

         Total stockholders' equity                            11,691        11,691

               Total liabilities and stockholders' equity  $   11,691  $     11,691


   The accompanying notes are an integral part of the financial statements.

                          PRINCETON ACQUISITIONS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                  STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
        FOR THE PERIOD FROM INCEPTION (JULY 10, 1985) TO MARCH 31, 1995

                                  Cumulative    Nine Months   Nine Months   Three Months   Three Months
                                    During         Ended         Ended         Ended          Ended
                                  Development    31-Mar-95     31-Mar-94     31-Mar-95      31-Mar-94
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

                         PRINCETON ACQUISITIONS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENT OF STOCKHOLDERS' EQUITY
    FOR THE INITIAL PERIOD FROM INCEPTION (JULY 10, 1985) TO MARCH 31, 1995

                                                                                                   Total
                                                        Common stock      Additional    Accumu-     stock-
                                                   Number                paid in       lated     holders'
                                                  of shares    Amount    Capital      deficit     equity

Balance, July 10, 1985                                      -  $      -   $            $       -  $        -

Issuance of stock for cash
               July 15, 1985 ($.001 per share)      4,800,000     4,800        2,200           -       7,000

Issuance of stock for cash
               June 30, 1985 ($.001 per share)     31,487,500    31,488       78,802           -     110,290

Net loss for the period inception
to June 30, 1986                                            -        -            -    (105,599)   (105,599)

Balance, June 30, 1996                             36,287,500  $ 36,288  $    81,002  $(105,599)  $   11,691

Net loss for the year ended June 30, 1987                                                      0  $        0

Balance, June 30, 1987                             36,287,500  $ 36,288  $    81,002  $(105,599)  $   11,691

Net loss for the year ended June 30, 1988                                                      0           0

Balance, June 30, 1988                             36,287,500  $ 36,288  $    81,002  $(105,599)  $   11,691

Net loss for the year ended June 30, 1989                                                      0           0

Balance, June 30, 1989                             36,287,500  $ 36,288  $    81,002  $(105,599)  $   11,691

Net loss for the year ended June 30, 1990                                                      0           0

Balance, June 30, 1990                             36,287,500  $ 36,288  $    81,002  $(105,599)  $   11,691

Net loss for the year ended June 30, 1991                                                      0           0

Balance, June 30, 1991                             36,287,500  $ 36,288  $    81,002  $(105,599)  $   11,691

Net loss from June 30, 1992 through the year ended June 30, 1995                               0           0

Balance, June 30, 1995                             36,287,500  $ 36,288  $    81,002  $(105,599)  $   11,691

Net loss for the nine months ended March 31, 1995                                              0           0

Balance, March 31, 1995                            36,287,500  $ 36,288  $    81,002  $(105,599)  $   11,691


   The accompanying notes are an integral part of the financial statements.

                         PRINCETON ACQUISITIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                 Cumulative
                                                   During      Nine Months   Nine Months   Three Months   Three Months
                                                 Development      Ended         Ended         Ended          Ended
                                                    Stage       31-Mar-95     31-Mar-94     31-Mar-95      31-Mar-94

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

3. Management representation

   For the period ended March 31, 1995 management represents that all adjustments necessary to a fair statement of the results for the period have been included and such adjustments are of a normal and recurring nature.

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

Liquidity and Capital Resources

As of March 31, 1995, the Company has no current assets or current liabilities.

Results of Operations

The Company had no business operations or activity during the period ended March 31, 1995.

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