Form 10QSB
period 1991-12-31
PRINCETON ACQUISITIONS INC
filed 2005-04-07
CIK 773717

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                     1934
                    For the quarter ended December 31, 1991

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,287,500 as of December 31, 1991.

Transitional Small Business Disclosure Format (Check one):  Yes __ No X

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

      (a) The unaudited financial statements of registrant as of and for the period ending December 31, 1991 follow.




                         PRINCETON ACQUISITIONS, INC.
                        (A Development Stage Enterprise)
                             FINANCIAL STATEMENTS


                        Quarter Ended December 31, 1991


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

                                                                   December     December
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

                         PRINCETON ACQUISITIONS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                  STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
                                  (UNAUDITED)
      FOR THE PERIOD FROM INCEPTION (JULY 10, 1985) TO DECEMBER 31, 1991

                                  Cumulative    Six Months   Six Months   Three Months   Three Months
                                    During        Ended        Ended         Ended          Ended
                                  Development   31-Dec-91    31-Dec-90     31-Dec-91      31-Dec-90
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

                         PRINCETON ACQUISITIONS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
  FOR THE INITIAL PERIOD FROM INCEPTION (JULY 10, 1085) TO DECEMBER 31, 1991

                                                                                           Total
                                                Common stock     Additional    Accumu-     stock-
                                            Number               paid in       lated     holders'
                                          of shares    Amount    Capital      deficit     equity

Balance, July 10, 1985                              -   $     -  $            $        -  $        -

Issuance of stock for cash
           July 15, 1985 ($.001 per share)   4,800,000     4,800        2,200           -       7,000

Issuance of stock for cash
           June 30, 1985 ($.001 per share)  31,487,500    31,488       78,802           -     110,290

Net loss for the period inception
to June 30, 1986                                     -         -            -    (104,774)   (104,774)

Balance, June 30, 1996                      36,287,500   $36,288  $    81,002   $(104,774)  $  12,516

Net loss for the year ended June 30, 1987                                            (180)  $   (180)

Balance, June 30, 1987                      36,287,500   $36,288  $    81,002   $(104,954)  $  12,336

Net loss for the year ended June 30, 1988                                            (180)      (180)

Balance, June 30, 1988                      36,287,500   $36,288  $    81,002   $(105,134)  $  12,156

Net loss for the year ended June 30, 1989                                             (180)      (180)

Balance, June 30, 1989                      36,287,500   $36,288  $    81,002    $(105,314)  $  11,976

Net loss for the year ended June 30, 1990                                             (180)      (180)

Balance, June 30, 1990                      36,287,500   $36,288  $    81,002    $(105,494)  $  11,796

Net loss for the year ended June 30, 1991                                             (105)      (105)

Balance, June 30, 1991                      36,287,500   $36,288  $    81,002    $(105,599)  $  11,691

Net loss for the six months ended December 31, 1991                                      0           0

Balance, December 31, 1991                  36,287,500   $36,288  $    81,002    $(105,599)  $  11,691

   The accompanying notes are an integral part of the financial statements.

                          PRINCETON ACQUISITIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                       Cumulative
                                                         During      Six Months   Six Months   Three Months Three Months
                                                       Development     Ended       Ended       Ended        Ended
                                                          Stage      31-Dec-91   31-Dec-90   31-Dec-91    31-Dec-90

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

3. Management representation

   For the period ended December 31, 1991 management represents that all adjustments necessary to a fair statement of the results for the period have been included and such adjustments are of a normal and recurring nature.

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

Liquidity and Capital Resources

As of December 31, 1991, the Company has no current assets or current liabilities.

Results of Operations

The Company had no business operations or activity during the period ended December 31, 1991.

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