Form 10QSB
period 1989-12-31
PRINCETON ACQUISITIONS INC
filed 2005-04-12
CIK 773717

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                     1934
                    For the quarter ended December 31, 1989

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,287,500 as of December 31, 1989.

Transitional Small Business Disclosure Format (Check one):  Yes __ No X

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

      (a) The unaudited financial statements of registrant as of and for the period ending December 31, 1989 follow.




                         PRINCETON ACQUISITIONS, INC.
                        (A Development Stage Enterprise)
                             FINANCIAL STATEMENTS


                        Quarter Ended December 31, 1989


INDEX TO FINANCIAL STATEMENTS:

Balance Sheet                                3
Statements of Loss and Accumulated Deficit   4
Statement of Stockholders' Equity (Deficit)  5
Statements of Cash Flows                     6
Notes to Financial Statements                7

                          PRINCETON ACQUISITIONS, INC.
                        (A Development Stage Enterprise)
                                 BALANCE SHEET
                                  (UNAUDITED)

                                                                   December     December
                                                                   31, 1989     31, 1988
                                                                   (unaudited) (unaudited)
                       ASSETS

CURRENT ASSETS
     Cash                                                                   -             -

           Total current assets                                             -             -

Other Assets
   Deferred offering costs (Note 1)                                    11,691        11,691


           Total other assets                                          11,691        11,691

           Total assets                                           $    11,691  $     11,691


           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Due to stockholders (Note 4)                                 $         0  $          0

                       Total current liabilities                             0             0

STOCKHOLDERS' EQUITY
      Common stock, par value $.001 per share; 100,000,000
             shares authorized;36,287,500 shares
             issued and outstanding (Note 1)                            36,288        36,288

      Additional paid in capital                                        81,002        81,002

      Deficit accumulated during the development stage                (105,599)     (105,599)

         Total stockholders' equity                                      11,691        11,691

                       Total liabilities and stockholders' equity   $    11,691  $     11,691


   The accompanying notes are an integral part of the financial statements.

                         PRINCETON ACQUISITIONS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                  STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
                                  (UNAUDITED)
      FOR THE PERIOD FROM INCEPTION (JULY 10, 1985) TO DECEMBER 31, 1989

                                  Cumulative    Six Months   Six Months   Three Months   Three Months
                                    During        Ended        Ended         Ended          Ended
                                  Development   31-Dec-89    31-Dec-88     31-Dec-89      31-Dec-88
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

                         PRINCETON ACQUISITIONS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
  FOR THE INITIAL PERIOD FROM INCEPTION (JULY 10, 1085) TO DECEMBER 31, 1989

                                                                                          Total
                                               Common stock     Additional    Accumu-     stock-
                                            Number               paid in       lated     holders'
                                          of shares    Amount    Capital      deficit     equity

Balance, July 10, 1985                                -  $     -  $            $        -  $        -

Issuance of stock for cash
             July 15, 1985 ($.001 per share)  4,800,000    4,800        2,200           -       7,000

Issuance of stock for cash
             June 30, 1985 ($.001 per share) 31,487,500   31,488       78,802           -     110,290

Net loss for the period inception
to June 30, 1986                                      -        -            -   (104,774)   (104,774)

Balance, June 30, 1996                       36,287,500  $36,288  $    81,002  $(104,774)  $   12,516

Net loss for the year ended June 30, 1987                                           (180)  $    (180)

Balance, June 30, 1987                       36,287,500  $36,288  $    81,002  $(104,954)  $   12,336

Net loss for the year ended June 30, 1988                                           (180)       (180)

Balance, June 30, 1988                       36,287,500  $36,288  $    81,002  $(105,134)  $   12,156

Net loss for the year ended June 30, 1989                                           (180)       (180)

Balance, June 30, 1989                       36,287,500  $36,288  $    81,002  $(105,314)  $   11,976

Net loss for the six months ended December 31, 1989                                     0           0

Balance, December 31, 1989                   36,287,500  $36,288  $    81,002  $(105,599)  $   11,691

   The accompanying notes are an integral part of the financial statements.

                          PRINCETON ACQUISITIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                       Cumulative
                                                         During      Six Months   Six Months   Three Months Three Months
                                                       Development     Ended       Ended       Ended        Ended
                                                          Stage      31-Dec-89   31-Dec-88   31-Dec-89    31-Dec-88

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

3. Management representation

   For the period ended December 31, 1989 management represents that all adjustments necessary to a fair statement of the results for the period have been included and such adjustments are of a normal and recurring nature.

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

Liquidity and Capital Resources

As of December 31, 1989, the Company has no current assets or current liabilities.

Results of Operations

The Company had no business operations or activity during the period ended December 31, 1989.

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