Form 10QSB
period 1986-09-30
PRINCETON ACQUISITIONS INC
filed 2005-04-13
CIK 773717

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                     1934
                   For the quarter ended September 30, 1986

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,287,500 as of September 30, 1986.

Transitional Small Business Disclosure Format (Check one):  Yes __ No X

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

      (a) The unaudited financial statements of registrant as of and for the period ending September 30, 1986 follow.




                         PRINCETON ACQUISITIONS, INC.
                        (A Development Stage Enterprise)
                             FINANCIAL STATEMENTS


                       Quarter Ended September 30, 1986



INDEX TO FINANCIAL STATEMENTS:

Balance Sheet                               3
Statements of Loss and Accumulated Deficit  4
Statement of Stockholders' Equity           5
Statements of Cash Flows                    6
Notes to Financial Statements               7

                          PRINCETON ACQUISITIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEET
                                  (UNAUDITED)


                                                             September       September
                                                             30, 1986        30, 1985
                                                            (unaudited)    (unaudited)
                   ASSETS

CURRENT ASSETS
     Cash                                                           -             -

           Total current assets                                     -             -

Other Assets
   Deferred offering costs (Note 1)                             11,691        11,691

   Organization costs, net of accumulated amortization               0           900


           Total other assets                                   11,691         12,591

                   Total assets                             $   11,691   $     12,591


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Due to stockholders (Note 4)                          $        0   $          0

                   Total current liabilities                         0              0

STOCKHOLDERS' EQUITY
      Common stock, par value $.001 per share; 50,000,000
             shares authorized;36,287,500 shares
             issued and outstanding (Note 1)                    36,288         36,288

      Additional paid in capital                                81,002         81,002

      Deficit accumulated during the development stage        (105,599)      (105,524)

         Total stockholders' equity                             11,691         11,766

               Total liabilities and stockholders' equity   $   11,691   $     11,766


   The accompanying notes are an integral part of the financial statements.

                          PRINCETON ACQUISITIONS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                  STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
      FOR THE PERIOD FROM INCEPTION (JULY 10, 1985) TO SEPTEMBER 30, 1986


                                    Cumulative    Three Months   Three Months
                                      During         Ended          Ended
                                    Development    30-Sep-86      30-Sep-85
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

                         PRINCETON ACQUISITIONS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENT OF STOCKHOLDERS' EQUITY
  FOR THE INITIAL PERIOD FROM INCEPTION (JULY 10, 1985) TO SEPTEMBER 30, 1986


                                                                                             Total
                                                Common stock       Additional    Accumu-     stock-
                                              Number               paid in       lated       holders'
                                            of shares    Amount    Capital       deficit     equity

Balance, July 10, 1985                              -   $     -   $            $      -  $        -

Issuance of stock for cash
         July 15, 1985 ($.001 per share)    4,800,000     4,800        2,200          -        7,000

Issuance of stock for cash
         June 30, 1985 ($.001 per share)   31,487,500    31,488       78,802          -      110,290

Net loss for the period inception
to June 30, 1986                                    -         -            -   (105,599)    (105,599)

Balance, June 30, 1986                     36,287,500   $36,288   $   81,002  $(105,599)  $   11,691

Net loss for the three months ended September 30, 1986                                0            0

Balance, September 30, 1986                36,287,500   $36,288   $   81,002  $(105,599)  $   11,691


   The accompanying notes are an integral part of the financial statements.

                         PRINCETON ACQUISITIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                         Cumulative
                                                           During      Three Months Three Months
                                                         Development     Ended        Ended
                                                            Stage      30-Sep-86    30-Sep-85

CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                          $  (105,599)  $       0   $        (45)
     Add non-cash items:
        Organizational cost amortization                       900           0             45
        Organizational cost amortization                                     -              -
        Increase in organizational cost                                      -              -

                     Cash used in operations              (104,699)          0              0

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from issuance of common stock             116,390           -              -
        Offering costs                                     (11,691)          -

                  Cash provided by financing activities    104,699           0              0

Net increase (decrease) in cash                                   -          -              -

Cash, beginning of periods                                        -          -              -

Cash, end of periods                                   $          -          -              -


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

3. Management representation

   For the period ended September 30, 1986 management represents that all adjustments necessary to a fair statement of the results for the period have been included and such adjustments are of a normal and recurring nature.

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

Liquidity and Capital Resources

As of September 30, 1986, the Company has no current assets or current liabilities.

Results of Operations

The Company had no business operations or activity during the period ended September 30, 1986.

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


Date:  April 13, 2005