Form 10QSB
period 1986-12-31
PRINCETON ACQUISITIONS INC
filed 2005-04-14
CIK 773717

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                     1934
                    For the quarter ended December 31, 1986

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,287,500 as of December 31, 1986.

Transitional Small Business Disclosure Format (Check one):  Yes __ No X

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

      (a) The unaudited financial statements of registrant as of and for the period ending December 31, 1986 follow.




                         PRINCETON ACQUISITIONS, INC.
                        (A Development Stage Enterprise)
                             FINANCIAL STATEMENTS


                        Quarter Ended December 31, 1986


INDEX TO FINANCIAL STATEMENTS:

Balance Sheet                                3
Statements of Loss and Accumulated Deficit   4
Statement of Stockholders' Equity (Deficit)  5
Statements of Cash Flows                     6
Notes to Financial Statements                7

                          PRINCETON ACQUISITIONS, INC.
                        (A Development Stage Enterprise)
                                 BALANCE SHEET
                                  (UNAUDITED)


                                                                December      December
                                                                31, 1986      31, 1985
                                                              (unaudited)   (unaudited)
                   ASSETS

CURRENT ASSETS
     Cash                                                               -             -

           Total current assets                                         -             -

Other Assets
   Deferred offering costs (Note 1)                                 11,691        11,691

   Organization costs, net of accumulated amortization                 735           900


           Total other assets                                       12,426        12,591

                   Total assets                                $    12,426  $     12,591


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Due to stockholders (Note 4)                             $         0  $          0

                   Total current liabilities                             0             0

STOCKHOLDERS' EQUITY
      Common stock, par value $.001 per share; 100,000,000
             shares authorized;36,287,500 shares
             issued and outstanding (Note 1)                        36,288        36,288

      Additional paid in capital                                    81,002        81,002

      Deficit accumulated during the development stage            (105,599)     (105,524)

         Total stockholders' equity                                 11,691        11,766

                   Total liabilities and stockholders' equity  $    11,691  $     11,766

   The accompanying notes are an integral part of the financial statements.

                         PRINCETON ACQUISITIONS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                  STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
                                  (UNAUDITED)
      FOR THE PERIOD FROM INCEPTION (JULY 10, 1985) TO DECEMBER 31, 1986

                                    Cumulative    Six Months   Six Months   Three Months   Three Months
                                      During        Ended        Ended         Ended          Ended
                                    Development   31-Dec-86    31-Dec-85     31-Dec-86      31-Dec-85
                                       Stage
Revenue
       Interest Income            $         29

                   Total revenue            29


Other expense
     Amortization                          900            0           45              0            45
     General and administrative        104,728

         Total expense                 105,628            0           45              0            45

         NET LOSS                     (105,599)           0          (45)             0           (45)

Accumulated deficit
     Balance, beginning of period            -     (105,599)    (104,729)       (105,599)    (104,729)

     Balance, end of period        $  (105,599)    (105,599)    (104,774)       (105,599)    (104,774)

Loss per share                     $      (Nil)  $     (Nil)  $     (Nil)   $       (Nil)  $     (Nil)

Shares outstanding                  36,287,500   36,287,500   36,287,500      36,287,500   36,287,500

   The accompanying notes are an integral part of the financial statements.

                         PRINCETON ACQUISITIONS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
  FOR THE INITIAL PERIOD FROM INCEPTION (JULY 10, 1085) TO DECEMBER 31, 1986

                                                                                             Total
                                               Common stock        Additional    Accumu-     stock-
                                              Number               paid in       lated       holders'
                                            of shares    Amount    Capital       deficit     equity

Balance, July 10, 1985                              -  $     -  $            $        -  $        -

Issuance of stock for cash
         July 15, 1985 ($.001 per share)    4,800,000    4,800        2,200           -       7,000

Issuance of stock for cash
         June 30, 1985 ($.001 per share)   31,487,500   31,488       78,802           -     110,290

Net loss for the period inception
to June 30, 1986                                    -        -            -    (105,599)   (105,599)

Balance, June 30, 1986                     36,287,500  $36,288  $    81,002   $(105,599)  $  11,691

Net loss for the six months ended December 31, 1986                                   0           0

Balance, December 31, 1986                           0  $36,288  $    81,002  $(105,599)  $  11,691


   The accompanying notes are an integral part of the financial statements.

                          PRINCETON ACQUISITIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                       Cumulative
                                                         During      Six Months   Six Months  Three Months  Three Months
                                                       Development     Ended       Ended       Ended         Ended
                                                          Stage      31-Dec-86   31-Dec-85   31-Dec-86     31-Dec-85

CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                          $  (105,599)  $       0  $        0  $        0  $          0
     Add non-cash items:
        Organizational cost amortization                       900           -           -           -             -
        Organizational cost amortization                                     -           -           -             -
        Increase in organizational cost                                      -           -           -             -

                     Cash used in operations              (104,699)          0           0           0             0

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from issuance of common stock             116,390           -           -           .             -
        Offering costs                                     (11,691)          -                       -

                  Cash provided by financing activities    104,699           0           0           0             0

Net increase (decrease) in cash                                  -           -           -           -             -

Cash, beginning of periods                                       -           -           -           -             -

Cash, end of periods                                   $         -           -           -           -             -


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

3. Management representation

   For the period ended December 31, 1986 management represents that all adjustments necessary to a fair statement of the results for the period have been included and such adjustments are of a normal and recurring nature.

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

Liquidity and Capital Resources

As of December 31, 1986, the Company has no current assets or current liabilities.

Results of Operations

The Company had no business operations or activity during the period ended December 31, 1986.

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