Form 10QSB
period 1986-03-31
PRINCETON ACQUISITIONS INC
filed 2005-04-22
CIK 773717

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                     1934
                     For the quarter ended March 31, 1986

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

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,287,500 as of March 31, 1986.

Transitional Small Business Disclosure Format (Check one):  Yes __ No X

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

      (a) The unaudited financial statements of registrant as of and for the period ending March 31, 1986 follow.




                         PRINCETON ACQUISITIONS, INC.
                        (A Development Stage Enterprise)
                             FINANCIAL STATEMENTS


                         Quarter Ended March 31, 1986


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

                          PRINCETON ACQUISITIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEET
                                  (UNAUDITED)


                                                                     March
                                                                  31, 1986
                                                               (unaudited)
                 ASSETS

CURRENT ASSETS
     Cash                                                              -

           Total current assets                                        -

Other Assets
   Deferred offering costs (Note 1)                                11,691


           Total other assets                                      11,691

                 Total assets                                  $   11,691


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Due to stockholders (Note 4)                             $        0

                 Total current liabilities                              0

STOCKHOLDERS' EQUITY
      Common stock, par value $.001 per share; 100,000,000
             shares authorized;36,287,500 shares
             issued and outstanding (Note 1)                        36,288

      Additional paid in capital                                    81,002

      Deficit accumulated during the development stage            (105,599)

         Total stockholders' equity                                 11,691

               Total liabilities and stockholders' equity      $    11,691


   The accompanying notes are an integral part of the financial statements.

                          PRINCETON ACQUISITIONS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                  STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
        FOR THE PERIOD FROM INCEPTION (JULY 10, 1985) TO MARCH 31, 1986


                                   Cumulative    Nine Months      Three Months
                                       During          Ended             Ended
                                  Development      31-Mar-86         31-Mar-86
                                        Stage
Revenue
       Interest Income            $        29

                Total revenue              29


Other expense
     Amortization                         900            900               900

     General and administrative       104,728        104,728           104,728

                Total expense         105,628        105,628           105,628

                NET LOSS             (105,599)      (105,628)         (105,628)

Accumulated deficit
   Balance, beginning of period             -              0                 0

    Balance, end of period        $  (105,599)      (105,628)         (105,628)

Loss per share                    $      (Nil)   $      (Nil)  $  $       (Nil)

Shares outstanding                 36,287,500     36,287,500        36,287,500


   The accompanying notes are an integral part of the financial statements.

                         PRINCETON ACQUISITIONS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENT OF STOCKHOLDERS' EQUITY
    FOR THE INITIAL PERIOD FROM INCEPTION (JULY 10, 1985) TO MARCH 31, 1986


                                                                                            Total
                                                Common stock     Additional    Accumu-     stock-
                                            Number               paid in       lated       holders'
                                          of shares    Amount    Capital       deficit     equity

Balance, July 10, 1985                              -  $     -    $            $      -  $        -

Issuance of stock for cash
          July 15, 1985 ($.001 per share)   4,800,000    4,800        2,200           -       7,000

Issuance of stock for cash
          June 30, 1985 ($.001 per share)  31,487,500   31,488       78,802           -     110,290

Net loss for the period inception
to March 31, 1986                                   -        -            -   (105,599)   (105,599)

Balance, March 31, 1986                    36,287,500  $36,288  $    81,002  $(105,599)  $   11,691

   The accompanying notes are an integral part of the financial statements.

                         PRINCETON ACQUISITIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                        Cumulative
                                                         During        Nine Months    Three Months
                                                       Development      Ended           Ended
                                                          Stage       31-Mar-86       31-Mar-86

CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                          $  (105,599)  $(105,599)  $  $   (105,599)
     Add non-cash items:
        Organizational cost amortization                       900         900               900
        Organizational cost amortization                                     -                 -
        Increase in organizational cost                                      -                 -

                     Cash used in operations              (104,699)   (104,699)         (104,699)

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from issuance of common stock             116,390     116,390           116,390
        Offering costs                                     (11,691)    (11,691)          (11,691)

                  Cash provided by financing activities    104,699     104,699           104,699

Net increase (decrease) in cash                                   -           -                 -

Cash, beginning of periods                                        -           -                 -

Cash, end of periods                                   $          -           -                 -



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

3. Management representation

   For the period ended March 31, 1986 management represents that all adjustments necessary to a fair statement of the results for the period have been included and such adjustments are of a normal and recurring nature.

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

Liquidity and Capital Resources

As of March 31, 1986, the Company has no current assets or current liabilities.

Results of Operations

The Company had no business operations or activity during the period ended March 31, 1986.

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

Date:  April 22, 2005