Form 10QSB
period 2005-03-31
PRINCETON ACQUISITIONS INC
filed 2005-04-26
CIK 773717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 58,563,900 as of March 31, 2005.

Transitional Small Business Disclosure Format (Check one):  Yes __ No X

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant as of and for the period ending March 31, 2005 follow.

PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

FINANCIAL STATEMENTS

Quarter Ended March 31, 2005

 PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

BALANCE SHEET

 (Unaudited)

	March	March
	31, 2005	31, 2004
	(unaudited)	(unaudited)
ASSETS

CURRENT ASSETS
Cash	400	-

Total current assets	400	-

Other Assets
Deferred offering costs (Note 1)	11,691	11,691

Total other assets	12,091	11,691

Total assets	$12,091	$11,691

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Due to stockholders (Note 4)	$43,969	$0

Total current liabilities	43,969	0

STOCKHOLDERS' EQUITY
Common stock, par value $.001 per share; 100,000,000
shares authorized; 58,563,900 shares
issued and outstanding (Note 1)	47,426	36,288

Additional paid in capital	81,002	81,002

Deficit accumulated during the development stage	(160,306)	(105,599)

Total stockholders' equity	(31,878)	11,691

Total liabilities and stockholders' equity	$12,091	$11,691

The accompanying notes are an integral part of the financial statements.

 PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENTS OF LOSS AND ACCUMULATED DEFICIT

For the period from inception (July 10, 1985) to March 31, 2005

		Cumulative		Nine Months		Nine Months		Three Months		Three Months
		During		Ended		Ended		Ended		Ended
		Development		31-Mar-05		31-Mar-04		31-Mar-05		31-Mar-04
		Stage
Revenue
Interest Income		$29

Total revenue		29

Other expense
Amortization		900
Accounting		13,000		13,000				3,000
Legal		40,000		40,000				40,000
Transfer fees		1,100		1,100				900
Filing fees		472		472
Postage		135		135				69
General and administrative		104,728

Total expense		160,335		54,707		0		43,969		0

NET LOSS		(160,306)		(54,707)		0		(43,969)		0

Accumulated deficit
Balance, beginning of period		-		(105,599)		(105,599)		(105,599)		(105,599)

Balance, end of period		$(160,306)		(160,306)		(105,599)		(149,568)		(105,599)

Loss per share	$	(Nil)	$	(Nil)	$	(Nil)	$	(Nil)	$	(Nil)

Shares outstanding		58,563,900		58,563,900		36,287,500		58,563,900		36,287,500

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS' EQUITY

For the initial period from inception (July 10, 1985) to March 31, 2005

						Total
	Common stock			Additional	Accumu-	stock-
	Number			paid in	lated	holders'
	of shares	Amount		Capital	deficit	equity

Balance, July 10, 1985	-	$-	$		$-	$-

Issuance of stock for cash
July 15, 1985 ($.001 per share)	4,800,000	4,800		2,200	-	7,000

Issuance of stock for cash
June 30, 1985 ($.001 per share)	31,487,500	31,488		78,802	-	110,290

Net loss for the period inception
to June 30, 1986	-	-		-	(104,774)	(104,774)

Balance, June 30, 1996	36,287,500	$36,288		$81,002	$(104,774)	$12,516

Net loss for the year ended June 30, 1987					(180)	$(180)

Balance, June 30, 1987	36,287,500	$36,288		$81,002	$(104,954)	$12,336

Net loss for the year ended June 30, 1988					(180)	(180)

Balance, June 30, 1988	36,287,500	$36,288		$81,002	$(105,134)	$12,156

Net loss for the year ended June 30, 1989					(180)	(180)

Balance, June 30, 1989	36,287,500	$36,288		$81,002	$(105,314)	$11,976

Net loss for the year ended June 30, 1990					(180)	(180)

Balance, June 30, 1990	36,287,500	$36,288		$81,002	$(105,494)	$11,796

Net loss for the year ended June 30, 1991					(105)	(105)

Balance, June 30, 1991	36,287,500	$36,288		$81,002	$(105,599)	$11,691

Net loss from June 30, 1992 through the year ended June 30, 2004					0	0

Balance, June 30, 2004	36,287,500	$36,288		$81,002	$(105,599)	$11,691

Issuance of stock	11,138,000	11,138				11,138

Net loss for the nine months ended March 31, 2005					(54,707)	(54,707)

Balance, March 31, 2005	58,563,900	$47,426		$81,002	$(160,306)	$(31,878)

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

 (Unaudited)

	Cumulative
	During	Nine Months	Nine Months	Three Months	Three Months
	Development	Ended	Ended	Ended	Ended
	Stage	31-Mar-05	31-Mar-04	31-Mar-05	31-Mar-04

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(160,306)	$(54,707)	$0	$(43,969)	$0
Add non-cash items:
Organizational cost amortization	900	-	-	-	-
Organizational cost amortization		-	-	-	-
Increase in organizational cost		-	-	-	-

Cash used in operations	(159,406)	(54,707)	0	(43,969)	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	127,528	11,138	-	0	-
Loans from shareholders	43,969	43,969		43,969
Offering costs	(11,691)	-		-

Cash provided by financing activities	159,806	55,107	0	43,969	0

Net increase (decrease) in cash	400	400	-	0	-

Cash, beginning of periods	-	-	-	400	-

Cash, end of periods	$400	400	-	400	-

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

3.

Management representation

For the period ended March 31, 2005 management represents that all adjustments necessary to a fair statement of the results for the period have been included and such adjustments are of a normal and recurring nature.

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

Plan of Operations

The Company was administratively dissolved on January 1, 1991, and was completely dormant and inactive from January 1, 1991 until September 24, 2004, when it was reinstated into good standing with the Colorado Secretary of State.  In conjunction with its reinstatement, the Company’s plan of operations is to initiate efforts to carry out its original business plan of seeking to locate a suitable business acquisition candidate and thereafter completing a business acquisition transaction.  The initial steps in this plan include arranging for the filing required tax returns, establishing an appropriate management structure, obtaining required audited and interim unaudited financial statements, completing and filing all required periodic reports with the US Securities and Exchange Commission, and initiating steps to locate a suitable business acquisition candidate.  As of the date of filing this report on Form 10QSB, the Company is current in filing its required quarterly and annual reports under the Securities Exchange Act of 1934. The plan of operations for the remainder of the current fiscal year is to remain current with its required filings and to continue with steps to locate a suitable business acquisition candidate.  There is no assurance as to when or whether the Company will locate a suitable business acquisition candidate or complete a business acquisition transaction.  The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with carrying out the steps outlined above, and does not expect to generate revenues until after it completes a business acquisition.  Even following completion of a business acquisition transaction, there is no assurance as to how quickly the Company may begin to generate revenues or to operate at a profit.

Liquidity and Capital Resources

As of March 31, 2005, the Company has no current assets or current liabilities.

Results of Operations

The Company had no business operations or activity during the period ended March 31, 2005.

Need for Additional Financing

During the remainder of the fiscal year ending June 30, 2005, the Company plans to continue efforts to locate a suitable business acquisition candidate and complete a business acquisition transaction, and also plans to remain current in its status as a fully-reporting Company under the Securities Exchange Act of 1934. In order to carry out these plans, the Company will require additional capital.  No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements or loans from current shareholders or through the private placement of sales of its shares.

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

Date:  April 26, 2005