Form 10KSB
period 2005-06-30
PRINCETON ACQUISITIONS INC
filed 2005-08-02
CIK 773717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

X__ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

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

(Issuers involved in bankruptcy proceedings during the past five years): Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes __ No __

(Applicable only to corporate registrants): State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 58,563,900 as of June 30, 2005.

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

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

General

The Company was incorporated under the laws of the State of Colorado on July 10, 1985, as a blind pool or blank check company.  On July 23, 1985 it filed a registration statement with the US Securities and Exchange Commission on Form S-18 under the Securities Act of 1933, for a blank check offering of up to 5,000,000 units at a price of $0.02 per unit.  Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock for a price of $0.10 per share.  The registration statement became effective on November 26, 1985, and in the offering made pursuant to the registration statement the Company sold a total of 4,492,500 units, resulting in gross offering proceeds of $89,850, and net proceeds, after deduction of expenses of the offering, of $80,990.  The offering was terminated in February 1986.  Subsequent to termination of the offering, on March 14, 1986, the Company filed a registration statement with the US Securities and Exchange Commission on Form 8-A under the Securities Exchange Act of 1934 for the purpose of registering its common stock under the 1934 Act.  This registration statement on Form 8-A became effective upon filing, and as a result of this filing, the Company is obligated to file periodic reports under the Securities Exchange Act of 1934, including annual reports on Form 10-KSB, quarterly reports on Form 10-QSB and Current Reports on Form 8-K.

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

As of the end of its fiscal year ending June 30, 2005, the Company remained in the development stage.  Its business plan is to evaluate, structure and complete a merger with, or acquisition of, a private company seeking to acquire the controlling interest in a public company.  Except as described above, the Company's only activities have been organizational ones, directed at developing its business plan and raising its initial capital. The Company has not commenced any commercial operations. The Company has no full-time employees and owns no real estate.  As of the end of its fiscal year ending June 30, 2005, the Company had not identified any business opportunity that it planned to pursue, nor had the Company reached any agreement or definitive understanding with any person concerning an acquisition. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

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

 WE ARE AUTHORIZED TO ISSUE ADDITIONAL SHARES OF STOCK

Our Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock and 50,000,000 shares of preferred stock.  Since there are currently 58,563,900 shares of common stock issued and outstanding, there are a significant number of additional shares available for issuance.  Although the Company has no commitments as of the date of this registration statement to issue any additional shares of stock, the Company will, in all likelihood, issue a substantial number of shares of stock in connection with a business combination, and furthermore, will likely amend its articles to increase the authorized number of common and preferred stock.  The issuance of additional shares of either common or preferred stock may result in the dilution of the interests of the Company’s current shareholders.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended 2005.

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

ITEM 6.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Liquidity and Capital Resources

As of June 30, 2005, the Company remains in the development stage. For the fiscal year ended June 30, 2005, the Company's balance sheet reflects current and total assets of $ 11,691, and current liabilities of $ 39,867. In order to carry out its plan of business as discussed above, the Company will require additional capital.  There is no assurance that such capital will be available.

Results of Operations

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

Plan of Operations

For the fiscal year ending June 30, 2005, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates.  The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

Need for Additional Financing

During the fiscal year ending June 30, 2006, the Company plans to continue with efforts to seek, investigate, and, if warranted, acquire one or more properties or businesses. The Company also plans to continue to file all required periodical reports and to maintain its status as a fully reporting Company under the Securities Exchange Act of 1934. In order to proceed with its plans for the next year, the Company will require additional capital in order to meet its cash needs. This includes cash for payment of the costs associated with maintaining compliance with the ongoing reporting requirements of the Securities Exchange Act of 1934, as amended, as well as payment for any costs the Company may incur in seeking business opportunities. No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements from current shareholders without issuance of additional shares or other securities, or through the private placement of restricted securities rather than through a public offering. The Company may also seek to compensate providers of services by issuances of stock in lieu of cash. For information as to the Company's policy in regard to payment for consulting services, see "Certain Relationships and Transactions."

ITEM 7.

FINANCIAL STATEMENTS.

See following pages.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Princeton Acquisitions, Inc.

Englewood, Colorado

We have audited the accompanying balance sheet of Princeton Acquisitions, Inc. (a development stage enterprise) as of June 30, 2005, and the related statements of stockholders’ equity, loss and accumulated deficit, and cash flows for the period from the date of inception (July 10, 1985) to June 30, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Princeton Acquisitions, Inc., as of June 30, 2005, the changes in its stockholders’ equity, the results of its operations and its cash flows for the period then ended in conformity with generally accepted accounting principles.

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

Denver, Colorado

June 30, 2005

Tannenbaum & Company P.C.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

BALANCE SHEET

June 30, 2005

June
30, 2005
ASSETS

CURRENT ASSETS
Cash	$-

Total current assets	-

Other Assets
Deferred offering costs (Note 1)	11,691
Organization costs, net of accumulated amortization	0

Total other assets	11,691

Total assets	$11,691

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT ASSETS
Due to stockholders (Note 4)	$39,867

Total current liabilities	39,867

STOCKHOLDERS' EQUITY
Common stock, par value $.001 per share; 100,000,000
shares authorized; 58,563,900 shares
issued and outstanding (Note 1)	47,426

Additional paid in capital	81,002
-
Deficit accumulated during the development stage	(156,604)

Total stockholders' equity	(28,176)

Total liabilities and stockholders' equity	$11,691

The accompanying notes are an integral part of the financial statements

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

 STATEMENTS OF LOSS AND ACCUMULATED DEFICIT

For the period from inception (July 10, 1985) to June 30, 2005

		Inception
		to June		June		June
		30, 2005		30, 2005		30, 2004

Revenue
Interest Income		$29	$		$

Total revenue		29		0		0

Other expense
Amortization		900
Accounting		14,000		14,000
Legal		34,817		34,817
Transfer fees		1,550		1,550
Filing fees		472		472
Postage		135		135
General and administrative		104,759		31

Total expense		156,633		51,005		0

NET LOSS		(156,604)		(51,005)		0

Accumulated deficit
Balance, beginning of period		0		(105,599)		(105,599)
Balance, end of period		$(156,604)		(156,604)		(105,599)

Loss per share	$	(Nil)	$	(Nil)	$	(Nil)

Shares outstanding		58,563,900		58,563,900		36,287,500

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the initial period from inception (July 10, 1985) to June 30, 2005

						Total
	Common stock			Additional	Accumu-	stock-
	Number			paid in	lated	holders'
	of shares	Amount		Capital	deficit	equity

Balance, July 10, 1985	-	$-	$		$-	$-

Issuance of stock for cash
July 15, 1985 ($.001 per share)	4,800,000	4,800		2,200	-	7,000

Issuance of stock for cash
June 30, 1985 ($.001 per share)	31,487,500	31,488		78,802	-	110,290

Net loss for the period inception
to June 30, 1986	-	-		-	(105,599)	(105,599)

Balance, June 30, 1996	36,287,500	$36,288		$81,002	$(105,599)	$11,691

Net loss for the year ended June 30, 1987					0	$0

Balance, June 30, 1987	36,287,500	$36,288		$81,002	$(105,599)	$11,691

Net loss for the year ended June 30, 1988					0	0

Balance, June 30, 1988	36,287,500	$36,288		$81,002	$(105,599)	$11,691

Net loss for the year ended June 30, 1989					0	0

Balance, June 30, 1989	36,287,500	$36,288		$81,002	$(105,599)	$11,691

Net loss for the year ended June 30, 1990					0	0

Balance, June 30, 1990	36,287,500	$36,288		$81,002	$(105,599)	$11,691

Net loss for the year ended June 30, 1991					0	0

Balance, June 30, 1991	36,287,500	$36,288		$81,002	$(105,599)	$11,691

Net loss from June 30, 1992 through the year ended June 30, 2004					0	0

Balance, June 30, 2004	36,287,500	$36,288		$81,002	$(105,599)	$11,691

Issuance of stock	22,276,400	11,138				11,138

Net loss for the year ended June 30, 2005				(51,005)	(51,005)

Balance, June 30, 2005	58,563,900	$47,426	$81,002	$(156,604)	$(28,176)

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

For the period ended June 30, 2005

	Inception
	to June	June		June
	30, 2005	30, 2005		30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(156,604)	$(51,005)	$
Add non-cash items:

Organizational cost amortization	900
		-		-

Cash used in operations	(155,704)	(51,005)		0

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	127,528	11,138
Offering costs (Note 1)	(11,691)
Due to stockholders	39,867	39,867

Cash provided by financing activities	155,704	51,005		0

Net increase (decrease) in cash	-	-		-

Cash, beginning of periods	-	-		-

Cash, end of periods	$-	-		-

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

Princeton Acquisitions, Inc.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

June 30, 2005

3.

Management representation

For the period ended June 30, 2005, management represents that all adjustments necessary to a fair statement of the results for the period have been included and such adjustments are of a normal and recurring nature.

4.

Due to stockholders

Advances totaling $39,867 were made to the Company by stockholders. There are no specific repayment terms and no interest is charged.

5.

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

Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of June 30, 2005, to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the fiscal year ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Mr. Wynn attended Jones Real Estate College from June 1981 to December 1981.

Compliance With Section 16(a) of the Exchange Act.

As of the date of filing this report, Miles Wynn, the Company’s sole officer and director, has filed a report on Form 3.

Code of Ethics

Princeton Acquisitions, Inc. has not yet adopted a code of ethics which applies to the chief executive officer, or principal financial and accounting officer or controller, or persons performing similar functions because it is a blind pool with no business operations and because its shares are not currently trading in the public market. Princeton Acquisitions, Inc. is a reporting Ablind pool@ company whose shares have not yet traded.

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

Name and Address	Number of Common Shares Owned Beneficially	Percent of Class Owned

Miles Wynn (1) 3679 S. Dawson Street Aurora, Co 80014	46,485,900	79.37%
All directors and executive officers (1 person)	46,485,900	79.37%

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

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit-Related Fees

(1) Audit Fees.  The aggregate fees billed by Tannenbaum and Company, P.C. for audit of the Company’s annual financial statements were $14,000 for the fiscal year ended June 30, 2005.  The aggregate fees billed by Tannenbaum and Company, P.C. for review of the Company’s financial statements included in its quarterly reports on Form 10-QSB were $600 during the period ended June 30, 2005. The Company was billed $10,600 by Tannenbaum & Company, P.C., for fees related to the auditing of its financial statements for the fiscal years ending June 30, 1986 through June 30, 2004, and for fees related to review of the interim financial statements to be included in all quarterly reports required to be filed during all fiscal years subsequent to the fiscal year ending June 30, 1986.

(2) Audit-related Fees.  The Company was not billed any amounts by its principal accountant for assurance and related services that were related to the audit or review of the Company's financial statements for the past two fiscal years.

(3) Tax Fees.  The aggregate fees billed by Tannenbaum and Company, P.C. for tax compliance, tax advice and tax planning were $ 0 for the fiscal year ended 2005. Tannenbaum & Company, P.C., billed the Company a total of $1,800 for tax compliance, tax advice and tax planning for the fiscal years ending June 30, 1986 through June 30, 2004.

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

Date:  August 2, 2005