Form 10KSB/A
period 2005-06-30
PRINCETON ACQUISITIONS INC
filed 2005-08-03
CIK 773717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

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

ITEM 8B.

OTHER INFORMATION.

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Positions Held and Tenure
Frederic W. Mahlke	61	President, Chief Financial Officer and a Director since September 24, 2004

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

Compliance With Section 16(a) of the Exchange Act.

As of the date of filing this report, Fred Mahlke, the Company’s sole officer and director, has filed a report on Form 3.

Code of Ethics

Princeton Acquisitions, Inc. has not yet adopted a code of ethics which applies to the chief executive officer, or principal financial and accounting officer or controller, or persons performing similar functions because it is a blind pool with no business operations and because its shares are not currently trading in the public market. Princeton Acquisitions, Inc. is a reporting Ablind pool@ company whose shares are not currently trading.

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

Name and Address	Number of Common Shares Owned Beneficially	Percent of Class Owned

Miles Wynn 3679 S. Dawson Street Aurora, Co 80014	46,485,900	79.37%
Fred Mahlke (1)
4105 E. Florida Avenue, Suite 100 Denver, Colorado 80222	1,000,000	1.7%

All directors and executive officers (1 person)	1,000,000	1.7%

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

Date:  August 2, 2005