Form 10QSB
period 2005-09-30
PRINCETON ACQUISITIONS INC
filed 2005-11-09
CIK 773717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2005

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes   No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes __ No X

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,287,500 as of September 30, 2005.

Transitional Small Business Disclosure Format (Check one):  Yes __ No X

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant as of and for the period ending September 30, 2005 follow.

PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

FINANCIAL STATEMENTS

Quarter Ended September 30, 2005

 PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

BALANCE SHEET

 (Unaudited)

	September	September
	30, 2005	30, 2004
	(unaudited)	(unaudited)
ASSETS

CURRENT ASSETS
Cash	-	-

Total current assets	-	-

Other Assets
Deferred offering costs (Note 1)	11,691	11,691

Total other assets	11,691	11,691

Total assets	$11,691	$11,691

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Due to stockholders (Note 5)	$40,717	$0

Total current liabilities	40,717	0

STOCKHOLDERS' EQUITY
Common stock, par value $.001 per share; 100,000,000
shares authorized; 36,287,500 shares
issued and outstanding (Note 1)	47,426	36,288

Additional paid in capital	81,002	81,002

Deficit accumulated during the development stage	(157,454)	(105,599)

Total stockholders' equity	(29,026)	11,691

Total liabilities and stockholders' equity	$11,691	$11,691

The accompanying notes are an integral part of the financial statements.

 PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENTS OF LOSS AND ACCUMULATED DEFICIT

For the period from inception (July 10, 1985) to September 30, 2005

		Cumulative		Three Months		Three Months
		During		Ended		Ended
		Development Stage		30-Sep-05		30-Sep-04

Revenue
Interest Income		$29

Total revenue		29

Other expense
Amortization		900
Accounting		14,200		200
Legal		34,817
Transfer fees		2,200		650
Filing fees		472
Postage		135
General and administrative		104,759

Total expense		157,483		850		0

NET LOSS		(157,454)		(850)		0

Accumulated deficit
Balance, beginning of period		-		(156,604)		(105,599)

Balance, end of period		$(157,454)		(157,454)		(105,599)

Loss per share	$	(Nil)	$	(Nil)	$	(Nil)

Shares outstanding		36,287,500		36,287,500		36,287,500

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS' EQUITY

	Common stock			Additional	Accumu-	Total stock-
	Number			paid in	lated	holders'
	of shares	Amount		Capital	deficit	equity
Balance, July 10, 1985	-	$-	$		$-	$-
Issuance of stock for cash
July 15, 1985 ($.001 per share)	4,800,000	4,800		2,200	-	7,000

Issuance of stock for cash
June 30, 1985 ($.001 per share)	31,487,500	31,488		78,802	-	110,290

Net loss for the period inception
to June 30, 1986	-	-		-	(105,599)	(105,599)

Balance, June 30, 1996	36,287,500	$36,288		$81,002	$(105,599)	$11,691

Net loss for the year ended June 30, 1987					0	$0

Balance, June 30, 1987	36,287,500	$36,288		$81,002	$(105,599)	$11,691

Net loss for the year ended June 30, 1988					0	0

Balance, June 30, 1988	36,287,500	$36,288		$81,002	$(105,599)	$11,691

Net loss for the year ended June 30, 1989					0	0

Balance, June 30, 1989	36,287,500	$36,288		$81,002	$(105,599)	$11,691

Net loss for the year ended June 30, 1990					0	0

Balance, June 30, 1990	36,287,500	$36,288		$81,002	$(105,599)	$11,691

Net loss for the year ended June 30, 1991					0	0

Balance, June 30, 1991	36,287,500	$36,288		$81,002	$(105,599)	$11,691

Net loss from June 30, 1992 through the year ended June 30, 2004					0	0

Balance, June 30, 2004	36,287,500	$36,288		$81,002	$(105,599)	$11,691

Issuance of stock		11,138				11,138

Net loss for the year ended June 30, 1995					(51,005)	(51,005)

Balance, June 30, 2005	36,287,500	$47,426		$81,002	$(156,604)	$(28,176)

Net loss for the three months ended September 30, 2005					(850)	(850)

Balance, September 30, 2005	36,287,500	$47,426		$81,002	$(157,454)	$(29,026)

PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

 (Unaudited)

	Cumulative
	During	Three Months	Three Months
	Development	Ended	Ended
	Stage	30-Sep-05	30-Sep-04

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(157,454)	$(850)	$0
Add non-cash items:
Organizational cost amortization	900	-	-
Organizational cost amortization		-	-
Increase in organizational cost		-	-

Cash used in operations	(156,554)	(850)	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	127,528	.	-
Due to stockholders	40,717	850
Offering costs	(11,691)	-

Cash provided by financing activities	156,554	850	0

Net increase (decrease) in cash	-	-	-

Cash, beginning of periods	-	-	-

Cash, end of periods	$-	-	-

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

3.

Management representation

For the period ended September 30, 2005 management represents that all adjustments necessary to a fair statement of the results for the period have been included and such adjustments are of a normal and recurring nature.

4.

Going concern

The company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.

Princeton Acquisitions, Inc.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

5.

Due to stockholders

During the three months ended September 30, 2005, advances totalling $40,717 were made to the Company by stockholders. The total amount since inception totals $40,717.  There are no specific repayment terms and no interest is charged.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion which are not statements of historical fact, are what are known as “forward looking statements,” which are basically statements about the future.  For that reason, these statements involve risk and uncertainty since no one can accurately predict the future.  Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects” and the like often identify such forward looking statements, but are not the only indication that a statement is a forward looking statement.  Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits.  Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-QSB and in the Company’s other filings with the Securities and Exchange Commission.  No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

Liquidity and Capital Resources

As of September 30, 2005, the Company remains in the development stage.  For the period ended September 30, 2005, the Company’s balance sheet reflects total assets of $11,691, and total current liabilities of $40,717, which is an amount due to a shareholder who has paid professional fees incident to maintaining corporate existence on the Company’s behalf.  There are no specific repayment terms and no interest is charged.

The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities, and it has no current plans to raise additional capital through sale of securities.  As a result, although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is anticipated that the Company will continue to rely on its majority shareholders to pay expenses on its behalf at least until it is able to consummate a business transaction.

Results of Operations

During the period from July 10, 1985 (inception) through September 30, 2005, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate.  No revenues were received by the Company during this period.

The Company experienced a net loss of $850 for the three-month period ended September 30, 2005, as a result of expenses incurred to maintain its corporate existence and comply with SEC reporting requirements. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination.  Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

Plan of Operations

For the fiscal year ending June 30, 2006, and for the succeeding twelve months, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction.  The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination

Need for Additional Financing

The Company will require additional capital in order to pay the costs associated with carrying out its plan of operations and the costs of compliance with its continuing reporting obligations under the Securities Exchange Act of 1934, as amended, for the fiscal year ending June 30, 2006 and thereafter.  This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year.  Furthermore, once a business combination is completed, the Company’s needs for additional financing are likely to increase substantially.

No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings to raise additional capital through the sale or issuance of additional securities prior to the location of a merger or acquisition candidate.  Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses.  Notwithstanding the foregoing, however, to the extent that additional funds are required, the Company anticipates that it will either continue to rely on its majority shareholder to pay expenses on its behalf, or it will seek to raise capital through the private placement of restricted securities. In addition, in order to minimize the amount of additional cash which is required in order to carry out its business plan, the Company might seek to compensate certain service providers by issuances of stock in lieu of cash.

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

PART II - OTHER INFORMATION

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRINCETON ACQUISITIONS, INC.

By: /s/ Fred Mahlke, President, Chief Financial Officer and Director

Date:  November 9, 2005