Form 10QSB/A
period 2005-09-30
PRINCETON ACQUISITIONS INC
filed 2005-11-15
CIK 773717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB/A

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

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 58,563,900 as of September 30, 2005.

Transitional Small Business Disclosure Format (Check one):  Yes __ No X

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant as of and for the period ending September 30, 2005 follow.

PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

FINANCIAL STATEMENTS

Quarter Ended September 30, 2005

 PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

BALANCE SHEET

 (Unaudited)

	September	September
	30, 2005	30, 2004
	(unaudited)	(unaudited)
ASSETS

CURRENT ASSETS
Cash	-	-

Total current assets	-	-

Other Assets
Deferred offering costs (Note 1)	11,691	11,691

Total other assets	11,691	11,691

Total assets	$11,691	$11,691

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Due to stockholders (Note 4)	$40,717	$0

Total current liabilities	40,717	0

STOCKHOLDERS' EQUITY
Common stock, par value $.001 per share; 100,000,000
shares authorized;58,563,900 shares
issued and outstanding (Note 1)	47,426	36,288

Additional paid in capital	81,002	81,002

Deficit accumulated during the development stage	(157,454)	(105,599)

Total stockholders' equity	(29,026)	11,691

Total liabilities and stockholders' equity	$11,691	$11,691

The accompanying notes are an integral part of the financial statements.

 PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENTS OF LOSS AND ACCUMULATED DEFICIT

For the period from inception (July 10, 1985) to September 30, 2005

		Cumulative		Three Months		Three Months
		During		Ended		Ended
		Development		30-Sep-05		30-Sep-04
		Stage
Revenue
Interest Income		$29

Total revenue		29

Other expense
Amortization		900
Accounting		14,200		200
Legal		34,817
Transfer fees		2,200		650
Filing fees		472
Postage		135
General and administrative		104,759

Total expense		157,483		850		0

NET LOSS		(157,454)		(850)		0

Accumulated deficit
Balance, beginning of period		-		(156,604)		(105,599)

Balance, end of period		$(157,454)		(157,454)		(105,599)

Loss per share	$	(Nil)	$	(Nil)	$	(Nil)

Shares outstanding		58,563,900		58,563,900		36,287,500

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS' EQUITY

						Total
	Common stock			Additional	Accumu-	stock-
	Number			paid in	lated	holders'
	of shares	Amount		Capital	deficit	equity

Balance, July 10, 1985	-	$-	$		$-	$-

Issuance of stock for cash
July 15, 1985 ($.001 per share)	4,800,000	4,800		2,200	-	7,000

Issuance of stock for cash
June 30, 1985 ($.001 per share)	31,487,500	31,488		78,802	-	110,290

Net loss for the period inception
to June 30, 1986	-	-		-	(105,599)	(105,599)

Balance, June 30, 1996	36,287,500	$36,288		$81,002	$(105,599)	$11,691

Net loss for the year ended June 30, 1987					0	$0

Balance, June 30, 1987	36,287,500	$36,288		$81,002	$(105,599)	$11,691

Net loss for the year ended June 30, 1988					0	0

Balance, June 30, 1988	36,287,500	$36,288		$81,002	$(105,599)	$11,691

Net loss for the year ended June 30, 1989					0	0

Balance, June 30, 1989	36,287,500	$36,288		$81,002	$(105,599)	$11,691

Net loss for the year ended June 30, 1990					0	0

Balance, June 30, 1990	36,287,500	$36,288		$81,002	$(105,599)	$11,691

Net loss for the year ended June 30, 1991					0	0

Balance, June 30, 1991	36,287,500	$36,288		$81,002	$(105,599)	$11,691

Net loss from June 30, 1992 through the year ended June 30, 2004					0	0

Balance, June 30, 2004	36,287,500	$36,288		$81,002	$(105,599)	$11,691

Issuance of stock	22,276,400	11,138				11,138

Net loss for the year ended June 30, 1995					(51,005)	(51,005)

Balance, June 30, 2005	58,563,900	$47,426		$81,002	$(156,604)	$(28,176)

Net loss for the three months ended September 30, 2005				(850)	(850)

Balance, September 30, 2005	58,563,900	$47,426	$81,002	$(157,454)	$(29,026)

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

 (Unaudited)

	Cumulative
	During	Three Months	Three Months
	Development	Ended	Ended
	Stage	30-Sep-05	30-Sep-04

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(157,454)	$(850)	$0
Add non-cash items:
Organizational cost amortization	900	-	-
Organizational cost amortization		-	-
Increase in organizational cost		-	-

Cash used in operations	(156,554)	(850)	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	127,528	.	-
Due to stockholders	40,717	850
Offering costs	(11,691)	-

Cash provided by financing activities	156,554	850	0

Net increase (decreease) in cash	-	-	-

Cash, beginning of periods	-	-	-

Cash, end of periods	$-	-	-

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

Date:  November 14, 2005