Form 10KSB/A
period 2004-06-30
PRINCETON ACQUISITIONS INC
filed 2006-02-21
CIK 773717

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes X No __

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Denver, Colorado

November 18, 2004

Tannenbaum & Company P.C.

.

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado  80014

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Princeton Acquisitions, Inc.

Englewood, Colorado

I have audited the accompanying balance sheet of Princeton Acquisitions, Inc. (a development stage enterprise) as of June 30, 2004, and the related statements of loss and accumulated deficit, stockholders' equity, and cash flows for the year then ended and for the period from inception of the development stage (July 10, 1985) through June 30, 2004. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The Company's financial statements as of and for the year ended June 30, 2003, and for the period from inception of the development stage (July 10, 1985)  through June 30, 2003 were audited by other auditors whose report, dated November 18, 2004, included an explanatory paragraph describing going concern issues as discussed in Note 4 to the financial statements. The financial statements for the period from inception of the development stage (July 10, 1985) through June 30, 2003 reflect a net loss applicable to common stockholders of $105,599 of the related total. The other auditors' report has been furnished to me, and my opinion, insofar as it relates to the amounts for such prior period, is based solely on the report of such other auditors.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, based on my audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Princeton Acquisitions, Inc. at June 30, 2004, and the results of their operations and their cash flows for the year then ended and for the period from inception of the development stage (July 10, 1985) through June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado

     Ronald R. Chadwick, P.C.

February 13, 2006

     RONALD R. CHADWICK, P.C.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

BALANCE SHEET

June
30, 2004
ASSETS

Total assets	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00 per share; 50,000,000
shares authorized; undesignated;
none issued or outstanding
Common stock, par value $.001 per share; 100,000,000
shares authorized; 36,287,500 shares
issued and outstanding	36,288

Additional paid in capital	81,002

Deficit accumulated during the development stage	(117,290)

Total stockholders' equity	-

Total liabilities and stockholders' equity	$-

The accompanying notes are an integral part of the financial statements

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

 STATEMENTS OF LOSS AND ACCUMULATED DEFICIT

For the period from inception (July 10, 1985) to June 30, 2004, and for the years ended June 30, 2004 and 2003

		Inception
		(July 10,		Year		Year
		1985)		Ended		Ended
		to June		June		June
		30, 2005		30, 2004		30, 2003

Revenue
Interest Income		$29		$-		$-

Total revenue		29		-		-

Expenses
Amortization		900
General and administrative		116,419		11,691

Total expense		117,319		11,691		-

NET LOSS		(117,290)		(11,691)		-

Accumulated deficit
Balance, beginning of period		-		(105,599)		(105,599)
Balance, end of period		$(117,290)		$(117,290)		$(105,599)

Loss per share
(basic & fully diluted)	$	(Nil)	$	(Nil)	$	(Nil)

Weighted average
shares outstanding		36,287,500		36,287,500		36,287,500

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the initial period from inception (July 10, 1985) to June 30, 2004

				Deficit
				accumu-
				lated	Total
	Common stock		Additional	during the	stock-
	Number		paid in	develop.	holders'
	of shares	Amount	Capital	stage	equity

Balance, July 10, 1985	-	$-	$-	$-	$-

Issuance of stock for cash
July 15, 1985 ($.001 per share)	4,800,000	4,800	2,200	-	7,000

Issuance of stock for cash
June 30, 1985 ($.001 per share)	31,487,500	31,488	78,802	-	110,290

Net loss for the period inception
to June 30, 1986	-	-	-	(105,599)	(105,599)

Balance, June 30, 1996	36,287,500	$36,288	$81,002	$(105,599)	$11,691

Net loss for the year ended June 30, 1987				-	$-

Balance, June 30, 1987	36,287,500	$36,288	$81,002	$(105,599)	$11,691

Net loss for the year ended June 30, 1988				-	-

Balance, June 30, 1988	36,287,500	$36,288	$81,002	$(105,599)	$11,691

Net loss for the year ended June 30, 1989				-	-

Balance, June 30, 1989	36,287,500	$36,288	$81,002	$(105,599)	$11,691

Net loss for the year ended June 30, 1990				-	-

Balance, June 30, 1990	36,287,500	$36,288	$81,002	$(105,599)	$11,691

Net loss for the year ended June 30, 1991				-	-

Balance, June 30, 1991	36,287,500	$36,288	$81,002	$(105,599)	$11,691

Net loss from June 30, 1992 through the year ended June 30, 2003				-	-

Balance, June 30, 2003	36,287,500	$36,288	$81,002	$(105,599)	$11,691

Net loss for the year ended June 30, 2004				(11,691)	(11,691)

Balance, June 30, 2004	36,287,500	$36,288	$81,002	$(117,290)	$-

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

For the period from inception (July 10, 1985) to June 30, 2004, and for the years ended June 30, 2004 and 2003

	Inception
	(July 10,	Year	Year
	1985)	Ended	Ended
	to June	June	June
	30, 2005	30, 2004	30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(117,290)	$(11,691)	$-
Add non-cash items:

Organizational cost amortization	900
Write-off of deferred offering costs	11,691	11,691	-

Cash used in operations	(104,699)	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	104,699

Cash provided by financing activities	104,699	-	-

Net increase (decrease) in cash	-	-	-

Cash, beginning of periods	-	-	-

Cash, end of periods	$-	$-	$-

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

June 30, 2004

Financial Instruments

The carrying value of the Company’s financial instruments as reported in the accompanying balance sheet, approximates fair value.

Recent Accounting Pronouncements

In August 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 154, “Accounting Changes and Error Corrections." SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, requiring in general retrospective application to prior periods' financial statements of changes in accounting principle. The Company has adopted the provisions of SFAS No. 154 which are effective for accounting changes and corrections of errors beginning after December 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets (An Amendment of APB No. 29)”. SFAS 153 amends Opinion 29 to eliminate the fair value accounting exception for nonmonetary exchanges of similar productive assets, and replaces that exception with a general exception for nonmonetary assets that do not have commercial substance. The Company has adopted the provisions of SFAS No. 153 which are effective in general for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions (An Amendment of FASB Statements No. 66 and 67)”. SFAS 152 amends FASB 66 and 67 to reference the accounting and reporting guidance for real estate time-sharing transactions provided for in AICPA Statement of Position 04-2. The Company has adopted the provisions of SFAS No. 152 which are effective for financial statements for fiscal years beginning after June 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

June 30, 2004

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs (An Amendment of ARB No. 43, Chapter 4)”. SFAS 151 amends and clarifies financial accounting and reporting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Company has adopted the provisions of SFAS No. 151 which are effective in general for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

2. Income tax

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (“SFAS 109”). Under SFAS 109 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. During the year ended June 30, 2004 the Company incurred a loss of $11,691 resulting in a deferred tax benefit of approximately $2,300, which has been offset by a 100% valuation allowance.

3. Going concern

The Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern.  Management plans to finance future operations either through related party borrowing or equity sales.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On or about February 3, 2006, the Company changed auditors.  On that date, the Company advised Tannenbaum & Company, P.C., 4155 E. Jewell Avenue, Denver, CO 80222, that it had been retroactively dismissed as the Company’s auditor for the fiscal years ending June 30, 2004 and 2005, and that it would not be appointed as the Company’s auditor for the fiscal year ending June 30, 2006.

On or about February 3, 2006, the Company engaged Ronald R. Chadwick, P.C., its principal accountant, as successor to Tannenbaum & Company, P.C., to reaudit the Company's financial statements for the fiscal years ended June 30, 2004 and June 30, 2005.  On or about the same date, the Company also engaged Ronald R. Chadwick, P.C., as its principal accountant for the fiscal year ending June 30, 2006.

This amended report on Form 10-KSB/A contains financial statements which were audited by the newly appointed principal accountant, Ronald R. Chadwick, P.C.  The change of auditors was previously reported in a filing on From 8-K dated February 3, 2006, which was filed with the Securities and Exchange Commission on February 17, 2006.

ITEM  8A.

CONTROLS AND PROCEDURES.

The Securities and Exchange Commission defines the term disclosure controls and procedures to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules and forms.   The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms.

Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were not effective as of June 30, 2004, to provide reasonable assurance of the achievement of these objectives. This determination was made after the Company was notified, on or about January 20, 2006, that its previous auditor, Tannenbaum & Company, P.C., was not registered with the Public Company Accounting Oversight Board (“PCAOB”).

Subsequent to being notified that Tannenbaum & Company, P.C. was not registered with the PCAOB, the Company retroactively dismissed Tannenbaum & Company, P.C. as its auditor for the fiscal years ended June 30, 2004 and June 30, 2005, and to re-review previously filed financial statements for all interim periods after September 30, 2003.

The report of Ronald R. Chadwick, P.C., dated February 13, 2006, on the Company’s financial statements for the fiscal year ended June 30, 2004, is included with this amended report on Form 10-KSB/A.

Except as noted above, there was no change in the Company's internal control over financial reporting during the fiscal year ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.

OTHER INFORMATION.

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Positions Held and Tenure
Frederic W. Mahlke	61	President, Chief Financial Officer and a Director since May 31, 2004

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

Biographical Information

Frederick W.  Mahlke

Mr. Malhke has served as the President, Chief Financial Officer and a Director of the Company since May 31, 2004. Since 1990, Mr. Mahlke has been the Executive Vice President of Team Asset Management Corporation, a commercial and residential property management company based in Denver, Colorado.  For the past ten years, Mr. Mahlke has also worked as a Colorado court- appointed receiver on over forty properties and has also been appointed receiver for two California properties.

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

Compliance With Section 16(a) of the Exchange Act.

As of the date of this report, Fred Mahlke, the Company’s sole officer and director, has filed on report on Form 3.

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

Name and Address	Number of Common Shares Owned Beneficially	Percent of Class Owned

Miles Wynn 3679 S. Dawson Street Aurora, Co 80014	25,209,500	69.47%
Fred Mahlke (1) 4105 E. Florida Avenue, Suite 100 Denver, Colorado 80222	1,000,000	1.7%

All directors and executive officers (1 person)	1,000,000	1.7%

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

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit-Related Fees

(1) Audit Fees.  The aggregate fees billed by RONALD R. CHADWICK, P.C. for the amended audit of the Company's annual financial statements were $1,500 for the fiscal year ended June 30, 2004, and $0 for the fiscal year ended June 30, 2003.  The aggregate fees billed by RONALD R. CHADWICK, P.C. for review of the Company's financial statements included in its quarterly reports on Form 10-QSB were $0 during the period ended June 30, 2004 and $0 during the period ended June 30, 2003.

(2) Audit-related Fees.  The Company was not billed any amounts by RONALD R. CHADWICK, P.C. for assurance and related services that were related to the audit or review of the Company's financial statements for the past two fiscal years.

(3) Tax Fees.  The aggregate fees billed by RONALD R. CHADWICK, P.C. for tax compliance, tax advice and tax planning were $0 for the fiscal year ended 2004. RONALD R. CHADWICK, P.C., billed the Company a total of $0 for tax compliance, tax advice and tax planning for the fiscal year ending June 30, 2003.

(4) All other fees.  The Company was not billed any amounts by RONALD R. CHADWICK, P.C. for any products and services other than the foregoing during the past two fiscal years.

Audit Committee's Pre-approval policies and procedures

(5) Princeton Acquisitions Inc., a blind pool reporting company which is not yet publicly traded, does not have a separate audit committee.  The current board of directors, as a whole, functions as the audit committee.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRINCETON ACQUISITIONS, INC.

By: /s/ Fred Mahlke, President, Chief Financial Officer and a Director

Date:  February 21, 2006