Form 10KSB/A
period 2004-06-30
PRINCETON ACQUISITIONS INC
filed 2006-02-21
CIK 773717

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

Name and Address	Number of Common Shares Owned Beneficially	Percent of Class Owned

Miles Wynn 3679 S. Dawson Street Aurora, Co 80014	25,209,500	69.47%
Fred Mahlke (1) 4105 E. Florida Avenue, Suite 100 Denver, Colorado 80222	0	0

All directors and executive officers (1 person)	0	0

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