Form 10QSB/A
period 2005-09-30
PRINCETON ACQUISITIONS INC
filed 2006-02-21
CIK 773717

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes X No __

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

PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

FINANCIAL STATEMENTS

Quarter Ended September 30, 2005

 PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

BALANCE SHEET

 (Unaudited)

	September	September
	30, 2005	30, 2004
	(unaudited)	(unaudited)
ASSETS

Total assets	$0	$0

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Due to stockholders	$40,717	$0

Total current liabilities	40,717	0

STOCKHOLDERS' EQUITY
Common stock, par value $.001 per share; 100,000,000
shares authorized; 58,563,900 and 36,287,500 shares
issued and outstanding	58,564	36,288

Additional paid in capital	69,864	81,002

Deficit accumulated during the development stage	(169,145)	(117,290)

Total stockholders' equity	(40,717)	0

Total liabilities and stockholders' equity	$0	$0

The accompanying notes are an integral part of the financial statements.

 PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENTS OF LOSS AND ACCUMULATED DEFICIT

		Cumulative		Three Months		Three Months
		During		Ended		Ended
		Development		30-Sep-05		30-Sep-04
		Stage
Revenue
Interest Income		$29

Total revenue		29

Other expense
Amortization		900
Accounting		14,200		200
Legal		34,817
Transfer fees		2,200		650
Filing fees		472
Postage		135
General and administrative		116,450

Total expense		169,174		850		0

NET LOSS		(169,145)		(850)		0

Accumulated deficit
Balance, beginning of period		-		(168,295)		(117,290)

Balance, end of period		$(169,145)		(169,145)		(117,290)

Loss per share	$	(Nil)	$	(Nil)	$	(Nil)

Weighted shares outstanding		38,409,062		58,563,900		36,287,500

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS' EQUITY

						Total
	Common stock			Additional	Accumu-	stock-
	Number			paid in	lated	holders'
	of shares	Amount		Capital	deficit	equity

Balance, July 10, 1985	-	$-	$		$-	$-

Issuance of stock for cash
July 15, 1985 ($.001 per share)	4,800,000	4,800		2,200	-	7,000

Issuance of stock for cash
June 30, 1985 ($.001 per share)	31,487,500	31,488		78,802	-	110,290

Net loss for the period inception
to June 30, 1986	-	-		-	(105,599)	(105,599)

Balance, June 30, 1996	36,287,500	$36,288		$81,002	$(105,599)	$11,691

Net loss for the year ended June 30, 1987					0	$0

Balance, June 30, 1987	36,287,500	$36,288		$81,002	$(105,599)	$11,691

Net loss for the year ended June 30, 1988					0	0

Balance, June 30, 1988	36,287,500	$36,288		$81,002	$(105,599)	$11,691

Net loss for the year ended June 30, 1989					0	0

Balance, June 30, 1989	36,287,500	$36,288		$81,002	$(105,599)	$11,691

Net loss for the year ended June 30, 1990					0	0

Balance, June 30, 1990	36,287,500	$36,288		$81,002	$(105,599)	$11,691

Net loss for the year ended June 30, 1991					0	0

Balance, June 30, 1991	36,287,500	$36,288		$81,002	$(105,599)	$11,691

Net loss from June 30, 1992 through the year ended June 30, 2004					(11,691)	(11,691)

Balance, June 30, 2004	36,287,500	$36,288		$81,002	$(117,290)	$0

Issuance of stock	22,276,400	22,276		(11,138)		11,138

Net loss for the year ended June 30, 2005					(51,005)	(51,005)

Balance, June 30, 2005	58,563,900	$58,564		$69,864	$(168,295)	$(39,867)

Net loss for the three months ended September 30, 2005				(850)	(850)

Balance, September 30, 2005	58,563,900	$58,564	$69,864	$(169,145)	$(40,717)

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

	Cumulative
	During	Three Months	Three Months
	Development	Ended	Ended
	Stage	30-Sep-05	30-Sep-04

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(169,145)	$(850)	$0
Add non-cash items:
Organizational cost amortization	900	-	-

Cash used in operations	(168,245)	(850)	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	127,528	.	-
Due to stockholders	40,717	850
Offering costs	0	-

Cash provided by financing activities	168,245	850	0

Net increase (decrease) in cash	-	-	-

Cash, beginning of periods	-	-	-

Cash, end of periods	$-	-	-

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

Liquidity and Capital Resources

As of September 30, 2005, the Company remains in the development stage.  For the period ended September 30, 2005, the Company’s balance sheet reflects total assets of $0, and total current liabilities of $40,717, which is an amount due to a shareholder who has paid professional fees incident to maintaining corporate existence on the Company’s behalf.  There are no specific repayment terms and no interest is charged.

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

Results of Operations

During the period from July 10, 1985 (inception) through September 30, 2005, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate.  The Company received no revenues during this period.

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

ITEM 3.

CONTROLS AND PROCEDURES

As of the end of the period covered by this Amended Quarterly Report on Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer evaluated, with the participation of the Company's management, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")).  Based upon their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  This determination was made after the Company was notified, on or about January 20, 2006, that its previous auditor, Tannenbaum & Company, P.C., was not registered with the Public Company Accounting Oversight Board (“PCAOB”).

Subsequent to being notified that Tannenbaum & Company, P.C. was not registered with the PCAOB, the Company retroactively dismissed Tannenbaum & Company, P.C. as its auditor for the fiscal years ended June 30, 2004 and June 30, 2005, and appointed Ronald R. Chadwick, P.C., as its auditor for those fiscal years as well as for the fiscal year ending June 30, 2006, and requested the new auditor to re-review previously filed financial statements for all interim periods after September 30, 2003.  The financial statements contained in this amended report on Form 10-QSB have been reviewed by the newly appointed auditor.

Except as noted above, there was no change in the Company's internal control over financial reporting during the period ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date:  February 21, 2006