Form 10KSB/A
period 2005-12-30
PRINCETON ACQUISITIONS INC
filed 2006-02-21
CIK 773717

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

ITEM 6.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Liquidity and Capital Resources

As of June 30, 2005, the Company remains in the development stage. For the fiscal year ended June 30, 2005, the Company's balance sheet reflects current and total assets of $ 0, and current liabilities of $ 39,867. In order to carry out its plan of business as discussed above, the Company will require additional capital.  There is no assurance that such capital will be available.

Results of Operations

During the fiscal year ending June 30, 2006, the Company expects to initiate efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates.  The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

Plan of Operations

For the fiscal year ending June 30, 2006, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates.  The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

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

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Princeton Acquisitions, Inc.

Englewood, Colorado

I have audited the accompanying balance sheet of Princeton Acquisitions, Inc. (a development stage enterprise) as of June 30, 2005, and the related statements of loss and accumulated deficit, stockholders' equity, and cash flows for the year then ended and for the period from inception of the development stage (July 10, 1985) through June 30, 2005. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The Company's financial statements as of and for the year ended June 30, 2003, and for the period from inception of the development stage (July 10, 1985)  through June 30, 2003 were audited by other auditors whose report, dated November 18, 2004, included an explanatory paragraph describing going concern issues as discussed in Note 4 to the financial statements. The financial statements for the period from inception of the development stage (July 10, 1985) through June 30, 2003 reflect a net loss applicable to common stockholders of $105,599 of the related total. The other auditors' report has been furnished to me, and my opinion, insofar as it relates to the amounts for such prior period, is based solely on the report of such other auditors.

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

In my opinion, based on my audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Princeton Acquisitions, Inc. at June 30, 2005, and the results of their operations and their cash flows for the year then ended and for the period from inception of the development stage (July 10, 1985) through June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado

     Ronald R. Chadwick, P.C.

February 13, 2006

     RONALD R. CHADWICK, P.C.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

BALANCE SHEET

June 30, 2005

June
30, 2005
ASSETS

Total assets	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Due to stockholders	$39,867

Total current liabilities	39,867

STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00 per share; 50,000,000
shares authorized; undesignated;
none issued or outstanding
Common stock, par value $.001 per share; 100,000,000
shares authorized; 58,563,900 shares
issued and outstanding	58,564

Additional paid in capital	69,864

Deficit accumulated during the development stage	(168,295)

Total stockholders' equity	(39,867)

Total liabilities and stockholders' equity	$-

The accompanying notes are an integral part of the financial statements

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

 STATEMENTS OF LOSS AND ACCUMULATED DEFICIT

For the period from inception (July 10, 1985) to June 30, 2005, and for the years ended June 30, 2005 and 2004

		Inception
		(July 10,		Year		Year
		1985)		Ended		Ended
		to June		June		June
		30, 2005		30, 2005		30, 2004

Revenue
Interest Income		$29		$-		$-

Total revenue		29		-		-

Expenses
Amortization		900
Accounting		14,000		14,000
Legal		34,817		34,817
Transfer fees		1,550		1,550
Filing fees		472		472
Postage		135		135
General and administrative		116,450		31		11,691

Total expense		168,324		51,005		11,691

NET LOSS		(168,295)		(51,005)		(11,691)

Accumulated deficit
Balance, beginning of period		-		(117,290)		(105,599)
Balance, end of period		$(168,295)		$(168,295)		$(117,290)

Loss per share
(basic & fully diluted)	$	(Nil)	$	(Nil)	$	(Nil)

Weighted average
shares outstanding		37,401,320		47,425,700		36,287,500

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the initial period from inception (July 10, 1985) to June 30, 2005

				Deficit
				accumu-
				lated	Total
	Common stock		Additional	during the	stock-
	Number		paid in	develop.	holders'
	of shares	Amount	Capital	stage	equity

Balance, July 10, 1985	-	$-	$-	$-	$-

Issuance of stock for cash
July 15, 1985 ($.001 per share)	4,800,000	4,800	2,200	-	7,000

Issuance of stock for cash
June 30, 1985 ($.001 per share)	31,487,500	31,488	78,802	-	110,290

Net loss for the period inception
to June 30, 1986	-	-	-	(105,599)	(105,599)

Balance, June 30, 1996	36,287,500	$36,288	$81,002	$(105,599)	$11,691

Net loss for the year ended June 30, 1987				-	$-

Balance, June 30, 1987	36,287,500	$36,288	$81,002	$(105,599)	$11,691

Net loss for the year ended June 30, 1988				-	-

Balance, June 30, 1988	36,287,500	$36,288	$81,002	$(105,599)	$11,691

Net loss for the year ended June 30, 1989				-	-

Balance, June 30, 1989	36,287,500	$36,288	$81,002	$(105,599)	$11,691

Net loss for the year ended June 30, 1990				-	-

Balance, June 30, 1990	36,287,500	$36,288	$81,002	$(105,599)	$11,691

Net loss for the year ended June 30, 1991				-	-

Balance, June 30, 1991	36,287,500	$36,288	$81,002	$(105,599)	$11,691

Net loss from June 30, 1992 through the year ended June 30, 2003				-	-

Balance, June 30, 2003	36,287,500	$36,288	$81,002	$(105,599)	$11,691

Net loss for the year ended June 30, 2004				(11,691)	(11,691)

Balance, June 30, 2004	36,287,500	$36,288	$81,002	$(117,290)	$-

Issuance of stock for cash
Dec. 30, 2004 ($.0005 per share)	22,276,400	22,276	(11,138)

Net loss for the year ended June 30, 2005				(51,005)	(39,867)

Balance, June 30, 2005	58,563,900	$58,564	$69,864	$(168,295)	$(39,867)

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

For the period from inception (July 10, 1985) to June 30, 2005, and for the years ended June 30, 2005 and 2004

	Inception
	(July 10,	Year	Year
	1985)	Ended	Ended
	to June	June	June
	30, 2005	30, 2005	30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(168,295)	$(51,005)	$(11,691)
Add non-cash items:

Organizational cost amortization	900
Write-off of deferred offering costs	11,691		11,691

Cash used in operations	(155,704)	(51,005)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	115,837	11,138
Due to stockholders	39,867	39,867

Cash provided by financing activities	155,704	51,005	-

Net increase (decrease) in cash	-	-	-

Cash, beginning of periods	-	-	-

Cash, end of periods	$-	$-	$-

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

2. Income tax

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (“SFAS 109”). Under SFAS 109 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. At June 30, 2005 the Company had a net operating loss carryforward for tax purposes of approximately $63,000, resulting in a deferred tax benefit of $12,500 which has been offset by a 100% valuation allowance. The change in the valuation allowance in 2005 was approximately $10,200.

3. Due to stockholders

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

Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were not effective as of June 30, 2005, to provide reasonable assurance of the achievement of these objectives. This determination was made after the Company was notified, on or about January 20, 2006, that its previous auditor, Tannenbaum & Company, P.C., was not registered with the Public Company Accounting Oversight Board (“PCAOB”).

Subsequent to being notified that Tannenbaum & Company, P.C. was not registered with the PCAOB, the Company retroactively dismissed Tannenbaum & Company, P.C. as its auditor for the fiscal years ended June 30, 2004 and June 30, 2005, and to re-review previously filed financial statements for all interim periods after September 30, 2003.

The report of Ronald R. Chadwick, P.C., dated February 13, 2006, on the Company’s financial statements for the fiscal year ended June 30, 2005, is included with this amended report on Form 10-KSB/A.

Except as noted above, there was no change in the Company's internal control over financial reporting during the fiscal year ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.

OTHER INFORMATION.

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Positions Held and Tenure
Frederic W. Mahlke	62	President, Chief Financial Officer and a Director since May 31, 2004

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

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit-Related Fees

(1) Audit Fees.  The aggregate fees billed by RONALD R. CHADWICK, P.C. for the amended audit of the Company's annual financial statements were $1,500 for the fiscal year ended June 30, 2005, and $1,500 for the fiscal year ended June 30, 2004.  The aggregate fees billed by RONALD R. CHADWICK, P.C. for review of the Company's financial statements included in its quarterly reports on Form 10-QSB were $750 during the period ended June 30, 2005 and $0 during the period ended June 30, 2004.

(2) Audit-related Fees.  The Company was not billed any amounts by RONALD R. CHADWICK, P.C. for assurance and related services that were related to the audit or review of the Company's financial statements for the past two fiscal years.

(3) Tax Fees.  The aggregate fees billed by RONALD R. CHADWICK, P.C. for tax compliance, tax advice and tax planning were $0 for the fiscal year ended 2005. RONALD R. CHADWICK, P.C., billed the Company a total of $0 for tax compliance, tax advice and tax planning for the fiscal year ending June 30, 2004.

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