Form 10QSB
period 2005-12-31
PRINCETON ACQUISITIONS INC
filed 2006-02-21
CIK 773717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 58,563,900 as of December 31, 2005.

Transitional Small Business Disclosure Format (Check one):  Yes __ No X

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant as of and for the period ending December 31, 2005 follow.

PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

FINANCIAL STATEMENTS

Quarter Ended December 31, 2005

 PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

BALANCE SHEET

 (Unaudited)

	December		December
	31, 2005		31, 2004
	(unaudited)		(unaudited)

ASSETS

CURRENT ASSETS
Cash			400

Total other assets	0		0

Total assets	$0		$400

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Due to stockholders	$46,261	$

Total current liabilities	46,261		0

STOCKHOLDERS' EQUITY
Common stock, par value $.001 per share; 100,000,000
shares authorized; 58,563,900 shares
issued and outstanding	58,564		58,564

Additional paid in capital	69,864		69,864

Deficit accumulated during the development stage	(174,689)		(128,028)

Total stockholders' equity	(46,261)		400

Total liabilities and stockholders' equity	$0		$400

The accompanying notes are an integral part of the financial statements.

 PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENTS OF LOSS AND ACCUMULATED DEFICIT

		Cumulative		Six Months		Six Months		Three Months		Three Months
		During		Ended		Ended		Ended		Ended
		Development		31-Dec-05		31-Dec-04		31-Dec-05		31-Dec-04
		Stage
Revenue
Interest Income		$29

Total revenue		29

Other expense
Amortization		900
Accounting		15,100		1,100				900
Legal		38,403		3,586				3,586
Transfer fees		2,890		1,340				690
Filing fees		472
Postage		142		7				7
General and administrative		116,811		361				361

Total expense		174,718		6,394		0		5,544		0

NET LOSS		(174,689)		(6,394)		0		(5,544)		0

Accumulated deficit
Balance, beginning of period		-		(168,295)		(128,028)		(169,145)		(128,028)

Balance, end of period		$(174,689)		(174,689)		(128,028)		(174,689)		(128,028)

Loss per share	$	(Nil)	$	(Nil)	$	(Nil)	$	(Nil)	$	(Nil)

Weighted shares outstanding		38,409,062		58,563,900		36,658,773		58,563,900		37,030,047

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS' EQUITY

						Total
	Common stock			Additional	Accumu-	stock-
	Number			paid in	lated	holders'
	of shares	Amount		Capital	deficit	equity

Balance, July 10, 1985	-	$-	$		$-	$-

Issuance of stock for cash
July 15, 1985 ($.001 per share)	4,800,000	4,800		2,200	-	7,000

Issuance of stock for cash
June 30, 1985 ($.001 per share)	31,487,500	31,488		78,802	-	110,290

Net loss for the period inception
to June 30, 1986	-	-		-	(104,774)	(104,774)

Balance, June 30, 1996	36,287,500	$36,288		$81,002	$(104,774)	$12,516

Net loss for the year ended June 30, 1987					(180)	$(180)

Balance, June 30, 1987	36,287,500	$36,288		$81,002	$(104,954)	$12,336

Net loss for the year ended June 30, 1988					(180)	(180)

Balance, June 30, 1988	36,287,500	$36,288		$81,002	$(105,134)	$12,156

Net loss for the year ended June 30, 1989					(180)	(180)

Balance, June 30, 1989	36,287,500	$36,288		$81,002	$(105,314)	$11,976

Net loss for the year ended June 30, 1990					(180)	(180)

Balance, June 30, 1990	36,287,500	$36,288		$81,002	$(105,494)	$11,796

Net loss for the year ended June 30, 1991					(105)	(105)

Balance, June 30, 1991	36,287,500	$36,288		$81,002	$(105,599)	$11,691

Net loss from June 30, 1992 through the year ended June 30, 2004					(11,691)	(11,691)

Balance, June 30, 2004	36,287,500	$36,288		$81,002	$(117,290)	$0

Issuance of stock	22,276,400	22,276		(11,138)		11,138

Net loss for the year ended June 30, 2005				(51,005)	(51,005)

Balance, June 30, 2005	58,563,900	$58,564	$69,864	$(168,295)	$(39,867)

Net loss for the six months ended December 31, 2005				(6,394)	(6,394)

Balance, December 31, 2005	58,563,900	58,564	69,864	(174,689)	(46,261)

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

 (Unaudited)

	Cumulative
	During	Six Months	Six Months	Three Months	Three Months
	Development	Ended	Ended	Ended	Ended
	Stage	31-Dec-05	31-Dec-04	31-Dec-05	31-Dec-04

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(174,689)	$(6,394)	$0	$(5,544)	$0
Add non-cash items:
Organizational cost amortization	900	-	-	-	-
Write-off deferred offering costs	11,691	-	-	-	-
		-	-	-	-

Cash used in operations	(162,098)	(6,394)	0	(5,544)	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	115,837		-		-
Due to stockholders	46,261	6,394		5,544

Cash provided by financing activities	162,098	6,394	0	5,544	0

Net increase (decrease) in cash	0	0	-	0	-

Cash, beginning of periods	-	-	-	-	-

Cash, end of periods	$0	0	0	0	0

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

3.

Management representation

For the period ended December 31, 2005 management represents that all adjustments necessary to a fair statement of the results for the period have been included and such adjustments are of a normal and recurring nature.

4.

Going concern

The company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern.

5.

Due to stockholders

During the three months ended December 31, 2005, advances totalling $5,544 were made to the Company by stockholders. The total amount since inception totals $46,261.  There are no specific repayment terms and no interest is charged.

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

Liquidity and Capital Resources

As of December 31, 2005, the Company remains in the development stage.  For the period ended December 31, 2005, the Company’s balance sheet reflects total assets of $400, and total current liabilities of $46,261, which is an amount due to a shareholder who has paid professional fees incident to maintaining corporate existence on the Company’s behalf.  There are no specific repayment terms and no interest is charged.

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

Results of Operations

During the period from July 10, 1985 (inception) through December 31, 2005, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate.  No revenues were received by the Company during this period.

The Company experienced a net loss of $5,544 for the three-month period ended December 31, 2005, and a net loss of $6,394 for the six-month period ended December 31, 2005. The net losses for each of these periods were the result of expenses incurred to maintain its corporate existence and comply with SEC reporting requirements. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination.  Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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

ITEM 3.

CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer evaluated, with the participation of the Company's management, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

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