Form 10QSB/A
period 2004-09-30
PRINCETON ACQUISITIONS INC
filed 2006-02-22
CIK 773717

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

PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

FINANCIAL STATEMENTS

Quarter Ended September 30, 2004

 PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

BALANCE SHEET

	September	September
	30, 2004	30, 2003
	(unaudited)	(unaudited)
ASSETS

CURRENT ASSETS
Cash	-	-

Total current assets	-	-

Other Assets
Deferred offering costs		11,691

Total other assets	0	11,691

Total assets	$0	$11,691

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Due to stockholders	$0	$0

Total current liabilities	0	0

STOCKHOLDERS' EQUITY
Common stock, par value $.001 per share; 100,000,000
shares authorized;36,287,500 shares
issued and outstanding (Note 1)	36,288	36,288

Additional paid in capital	81,002	81,002

Deficit accumulated during the development stage	(117,290)	(105,599)

Total stockholders' equity	0	11,691

Total liabilities and stockholders' equity	$0	$11,691

The accompanying notes are an integral part of the financial statements.

 PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENT OF LOSS AND ACCUMULATED DEFICIT

 For the period from inception (July 10, 1985) to September 30, 2004

		Cumulative		Three Months		Three Months
		During		Ended		Ended
		Development		30-Sep-04		30-Sep-03
		Stage
Revenue
Interest Income		$29

Total revenue		29

Other expense
Amortization		900
General and administrative		116,419

Total expense		117,319		0		0

NET LOSS		(117,290)		0		0

Accumulated deficit
Balance, beginning of period		-		(117,290)		(105,599)

Balance, end of period		$(117,290)		(117,290)		(105,599)

Loss per share	$	(Nil)	$	(Nil)	$	(Nil)

Weighted shares outstanding		36,287,500		36,287,500		36,287,500

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS' EQUITY

						Total
	Common stock			Additional	Accumu-	stock-
	Number			paid in	lated	holders'
	of shares	Amount		Capital	deficit	equity

Balance, July 10, 1985	-	$-	$		$-	$-

Issuance of stock for cash
July 15, 1985 ($.001 per share)	4,800,000	4,800		2,200	-	7,000

Issuance of stock for cash
June 30, 1985 ($.001 per share)	31,487,500	31,488		78,802	-	110,290

Net loss for the period inception
to June 30, 1986	-	-		-	(105,599)	(105,599)

Balance, June 30, 1996	36,287,500	$36,288		$81,002	$(105,599)	$11,691

Net loss for the year ended June 30, 1987					0	$0

Balance, June 30, 1987	36,287,500	$36,288		$81,002	$(105,599)	$11,691

Net loss for the year ended June 30, 1988					0	0

Balance, June 30, 1988	36,287,500	$36,288		$81,002	$(105,599)	$11,691

Net loss for the year ended June 30, 1989					0	0

Balance, June 30, 1989	36,287,500	$36,288		$81,002	$(105,599)	$11,691

Net loss for the year ended June 30, 1990					0	0

Balance, June 30, 1990	36,287,500	$36,288		$81,002	$(105,599)	$11,691

Net loss for the year ended June 30, 1991					0	0

Balance, June 30, 1991	36,287,500	$36,288		$81,002	$(105,599)	$11,691

Net loss from June 30, 1992 through the year ended June 30, 2004					(11,691)	(11,691)

Balance, June 30, 2004	36,287,500	$36,288		$81,002	$(117,290)	$0

Net loss for the three months ended September 30, 2004					0	0

Balance, September 30, 2004	36,287,500	$36,288		$81,002	$(117,290)	$0

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

	Cumulative
	During	Three Months	Three Months
	Development	Ended	Ended
	Stage	30-Sep-04	30-Sep-03

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(117,290)	$0	$0
Add non-cash items:
Organizational cost amortization	900	-	-
Organizational cost amortization		-	-
Increase in organizational cost		-	-

Cash used in operations	(116,390)	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	116,390	.	-
Offering costs	0	-

Cash provided by financing activities	116,390	0	0

Net increase (decrease) in cash	-	-	-

Cash, beginning of periods	-	-	-

Cash, end of periods	$-	-	-

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

Except as noted above, there was no change in the Company's internal control over financial reporting during the period ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date:  February 22, 2006