Form 10QSB/A
period 2004-12-30
PRINCETON ACQUISITIONS INC
filed 2006-02-22
CIK 773717

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

PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

FINANCIAL STATEMENTS

Quarter Ended December 31, 2004

 PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

BALANCE SHEET

	December	December
	31, 2004	31, 2003
	(unaudited)	(unaudited)
ASSETS

CURRENT ASSETS
Cash	400	-

Total current assets	400	-

Other Assets
Deferred offering costs	0	11,691

Total other assets	400	11,691

Total assets	$400	$11,691

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Due to stockholders	$0	$0

Total current liabilities	0	0

STOCKHOLDERS' EQUITY
Common stock, par value $.001 per share; 100,000,000
shares authorized; 58,563,900 and 36,287,500 shares
issued and outstanding	58,563	36,288

Additional paid in capital	69,865	81,002

Deficit accumulated during the development stage	(128,028)	(105,599)

Total stockholders' equity	400	11,691

Total liabilities and stockholders' equity	$400	$11,691

The accompanying notes are an integral part of the financial statements.

 PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENTS OF LOSS AND ACCUMULATED DEFICIT

		Cumulative
		During		Six Months		Six Months		Three Months		Three Months
		Development		Ended		Ended		Ended		Ended
		Stage		31-Dec-04		31-Dec-03		31-Dec-04		31-Dec-03

Revenue
Interest Income		$29

Total revenue		29

Other expense
Amortization		900
Accounting		10,000		10,000				10,000
Transfer fees		200		200				200
Filing fees		472		472				472
Postage		66		66				66
General and administrative		116,419

Total expense		128,057		10,738		0		10,738		0

NET LOSS		(128,028)		(10,738)		0		(10,738)		0

Accumulated deficit
Balance, beginning of period		-		(117,290)		(105,599)		(117,290)		(105,599)

Balance, end of period		$(128,028)		(128,028)		(105,599)		(128,028)		(105,599)

Loss per share	$	(Nil)	$	(Nil)	$	(Nil)	$	(Nil)	$	(Nil)

Weighted shares outstanding		58,563,900		36,658,773		36,287,500		37,030,047		36,287,500

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS' EQUITY

						Total
	Common stock			Additional	Accumu-	stock-
	Number			paid in	lated	holders'
	of shares	Amount		Capital	deficit	equity

Balance, July 10, 1985	-	$-	$		$-	$-

Issuance of stock for cash
July 15, 1985 ($.001 per share)	4,800,000	4,800		2,200	-	7,000

Issuance of stock for cash
June 30, 1985 ($.001 per share)	31,487,500	31,488		78,802	-	110,290

Net loss for the period inception
to June 30, 1986	-	-		-	(104,774)	(104,774)

Balance, June 30, 1996	36,287,500	$36,288		$81,002	$(104,774)	$12,516

Net loss for the year ended June 30, 1987					(180)	$(180)

Balance, June 30, 1987	36,287,500	$36,288		$81,002	$(104,954)	$12,336

Net loss for the year ended June 30, 1988					(180)	(180)

Balance, June 30, 1988	36,287,500	$36,288		$81,002	$(105,134)	$12,156

Net loss for the year ended June 30, 1989					(180)	(180)

Balance, June 30, 1989	36,287,500	$36,288		$81,002	$(105,314)	$11,976

Net loss for the year ended June 30, 1990					(180)	(180)

Balance, June 30, 1990	36,287,500	$36,288		$81,002	$(105,494)	$11,796

Net loss for the year ended June 30, 1991					(105)	(105)

Balance, June 30, 1991	36,287,500	$36,288		$81,002	$(105,599)	$11,691

Net loss from June 30, 1992 through the year ended June 30, 2004					(11,691)	(11,691)

Balance, June 30, 2004	36,287,500	$36,288		$81,002	$(117,290)	$0

Issuance of stock for cash
Dec. 30, 2004 ($.0005 per share)	22,276,400	22,275		(11,137)		11,138

Net loss for the six months ended December 31, 2004				(10,738)	(10,738)

Balance, December 31, 2004	58,563,900	$58,563	$69,865	$(128,028)	$400

The accompanying notes are an integral part of the financial statements.

 PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

	Cumulative
	During	Six Months	Six Months	Three Months	Three Months
	Development	Ended	Ended	Ended	Ended
	Stage	31-Dec-04	31-Dec-03	31-Dec-04	31-Dec-03

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(128,028)	$(10,738)	$0	$(10,738)	$0
Add non-cash items:
Organizational cost amortization	900	-	-	-	-

Cash used in operations	(127,128)	(10,738)	0	(10,738)	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	127,528	11,138	-	11,138	-

Cash provided by financing activities	127,528	11,138	0	11,138	0

Net increase (decrease) in cash	400	400	-	400	-

Cash, beginning of periods	-	-	-	-	-

Cash, end of periods	$400	400	-	400	-

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

Liquidity and Capital Resources

As of December 31, 2004, the Company remains in the development stage.  For the period ended December 31 2004, the Company’s balance sheet reflects total current assets of $400, and total current liabilities of $0.

During the quarter, the Company received cash proceeds of $11,138 from sale of shares of its common stock in private placement transactions.  The cash was used to pay accrued expenses.  The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities, and it has no current plans to raise additional capital through sale of securities.  As a result, although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is anticipated that the Company will continue to rely on its majority shareholders to pay expenses on its behalf at least until it is able to consummate a business transaction.

Results of Operations

During the period from July 10, 1985 (inception) through December 31, 2004, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 8-A under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate.  The Company received no revenues during this period.

The Company experienced a net loss of $10,738 for the three- and six-month period ended December 31, 2004. The net losses for each of these periods were the result of expenses incurred to maintain its corporate existence and comply with SEC reporting requirements.  The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination.  Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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

Except as noted above, there was no change in the Company's internal control over financial reporting during the period ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended December 31, 2004, the Company issued 22,276,400 shares of common stock for cash in reliance upon exemptions from registration under the Securities Act of 1933.  The gross offering proceeds received from sale of these shares was $11,138, for which the Company paid no underwriting discounts or commissions.  The shares were issued to two individuals on December 28, 2004 in reliance upon exemptions from registration under Section 4(2) of the Securities Act of 1933.

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