Form 10QSB/A
period 2005-03-31
PRINCETON ACQUISITIONS INC
filed 2006-02-22
CIK 773717

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

PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

FINANCIAL STATEMENTS

Quarter Ended March 31, 2005

 PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

BALANCE SHEET

	March	March
	31, 2005	31, 2004
	(unaudited)	(unaudited)
ASSETS

CURRENT ASSETS
Cash	400	-

Total current assets	400	-

Other Assets
Deferred offering costs	0	11,691

Total other assets	400	11,691

Total assets	$400	$11,691

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Due to stockholders	$43,969	$0

Total current liabilities	43,969	0

STOCKHOLDERS' EQUITY
Common stock, par value $.001 per share; 100,000,000
shares authorized; 58,563,900 and 36,287,500 shares
issued and outstanding	58,564	36,288

Additional paid in capital	69,864	81,002

Deficit accumulated during the development stage	(171,997)	(105,599)

Total stockholders' equity	(43,569)	11,691

Total liabilities and stockholders' equity	$400	$11,691

The accompanying notes are an integral part of the financial statements.

 PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENTS OF LOSS AND ACCUMULATED DEFICIT

		Cumulative		Nine Months		Nine Months		Three Months		Three Months
		During		Ended		Ended		Ended		Ended
		Development		31-Mar-05		31-Mar-04		31-Mar-05		31-Mar-04
		Stage
Revenue
Interest Income		$29

Total revenue		29

Other expense
Amortization		900
Accounting		13,000		13,000				3,000
Legal		40,000		40,000				40,000
Transfer fees		1,100		1,100				900
Filing fees		472		472
Postage		135		135				69
General and administrative		116,419

Total expense		172,026		54,707		0		43,969		0

NET LOSS		(171,997)		(54,707)		0		(43,969)		0

Accumulated deficit
Balance, beginning of period		-		(117,290)		(105,599)		(128,028)		(105,599)

Balance, end of period		$(171,997)		(171,997)		(105,599)		(171,997)		(105,599)

Loss per share	$	(Nil)	$	(Nil)	$	(Nil)	$	(Nil)	$	(Nil)

Weighted shares outstanding		37,401,320		43,712,967		36,287,500		58,563,900		36,287,500

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS' EQUITY

						Total
	Common stock			Additional	Accumu-	stock-
	Number			paid in	lated	holders'
	of shares	Amount		Capital	deficit	equity

Balance, July 10, 1985	-	$-	$		$-	$-

Issuance of stock for cash
July 15, 1985 ($.001 per share)	4,800,000	4,800		2,200	-	7,000

Issuance of stock for cash
June 30, 1985 ($.001 per share)	31,487,500	31,488		78,802	-	110,290

Net loss for the period inception
to June 30, 1986	-	-		-	(104,774)	(104,774)

Balance, June 30, 1996	36,287,500	$36,288		$81,002	$(104,774)	$12,516

Net loss for the year ended June 30, 1987					(180)	$(180)

Balance, June 30, 1987	36,287,500	$36,288		$81,002	$(104,954)	$12,336

Net loss for the year ended June 30, 1988					(180)	(180)

Balance, June 30, 1988	36,287,500	$36,288		$81,002	$(105,134)	$12,156

Net loss for the year ended June 30, 1989					(180)	(180)

Balance, June 30, 1989	36,287,500	$36,288		$81,002	$(105,314)	$11,976

Net loss for the year ended June 30, 1990					(180)	(180)

Balance, June 30, 1990	36,287,500	$36,288		$81,002	$(105,494)	$11,796

Net loss for the year ended June 30, 1991					(105)	(105)

Balance, June 30, 1991	36,287,500	$36,288		$81,002	$(105,599)	$11,691

Net loss from June 30, 1992 through the year ended June 30, 2004					(11,691)	(11,691)

Balance, June 30, 2004	36,287,500	$36,288		$81,002	$(117,290)	$0

Issuance of stock	22,276,400	22,276		(11,138)		11,138

Net loss for the nine months ended March 31, 2005					(54,707)	(54,707)

Balance, March 31, 2005	58,563,900	$58,564		$69,864	$(171,997)	$(43,569)

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

	Cumulative
	During	Nine Months	Nine Months	Three Months	Three Months
	Development	Ended	Ended	Ended	Ended
	Stage	31-Mar-05	31-Mar-04	31-Mar-05	31-Mar-04

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(171,997)	$(54,707)	$0	$(43,969)	$0
Add non-cash items:
Organizational cost amortization	900	-	-	-	-

Cash used in operations	(171,097)	(54,707)	0	(43,969)	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	127,528	11,138	-	0	-
Loans from shareholders	43,969	43,969		43,969
Offering costs		-		-

Cash provided by financing activities	171,497	55,107	0	43,969	0

Net increase (decrease) in cash	400	400	-	0	-

Cash, beginning of periods	-	-	-	400	-

Cash, end of periods	$400	400	-	400	-

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

Liquidity and Capital Resources

As of March 30, 2005, the Company remains in the development stage.  For the period ended March 30, 2005, the Company’s balance sheet reflects total assets of $400, and total current liabilities of $43,969, which is an amount due to a shareholder who has paid professional fees incident to maintaining corporate existence on the Company’s behalf.  There are no specific repayment terms and no interest is charged.

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

Results of Operations

During the period from July 10, 1985 (inception) through March 30, 2005, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 8-A under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate.  The Company received no revenues during this period.

The Company experienced a net loss of $43,969 for the three-month period ended March 30, 2005, and $54,707 for the nine-month period ended March 31, 2005. The net losses for each of these periods were the result of expenses incurred to maintain its corporate existence and comply with SEC reporting requirements. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination.  Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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

Except as noted above, there was no change in the Company's internal control over financial reporting during the period ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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