Form 10QSB/A
period 2003-12-30
PRINCETON ACQUISITIONS INC
filed 2006-03-01
CIK 773717

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

PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

FINANCIAL STATEMENTS

Quarter Ended December 31, 2003

 PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

BALANCE SHEET

	December	December
	31, 2003	31, 2002
	(unaudited)	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$-	$-

Total current assets	-	-

Other Assets
Deferred offering costs (Note 1)	11,691	11,691

Total other assets	11,691	11,691

Total assets	$11,691	$11,691

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Due to stockholders (Note 4)	$0	$0

Total current liabilities	0	0

STOCKHOLDERS' EQUITY
Common stock, par value $.001 per share; 100,000,000
shares authorized; 36,287,500 shares
issued and outstanding (Note 1)	36,288	36,288

Additional paid in capital	81,002	81,002

Deficit accumulated during the development stage	(105,599)	(105,599)

Total stockholders' equity	11,691	11,691

Total liabilities and stockholders' equity	$11,691	$11,691

The accompanying notes are an integral part of the financial statements.

 PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENTS OF LOSS AND ACCUMULATED DEFICIT

		Cumulative		Six Months		Six Months		Three Months		Three Months
		During		Ended		Ended		Ended		Ended
		Development		31-Dec-03		31-Dec-02		31-Dec-03		31-Dec-02
		Stage
Revenue
Interest Income		$29	$		$		$		$

Total revenue		29

Other expense
Amortization		900
General and administrative		104,728

Total expense		105,628		0		0		0		0

NET LOSS		(105,599)		0		0		0		0

Accumulated deficit
Balance, beginning of period		-		(105,599)		(105,599)		(105,599)		(105,599)

Balance, end of period		$(105,599)		(105,599)		(105,599)		(105,599)		(105,599)

Loss per share	$	(Nil)	$	(Nil)	$	(Nil)	$	(Nil)	$	(Nil)

Weighted shares outstanding		36,287,500		36,287,500		36,287,500		36,287,500		36,287,500

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

 PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

	Cumulative
	During	Six Months	Six Months	Three Months	Three Months
	Development	Ended	Ended	Ended	Ended
	Stage	31-Dec-03	31-Dec-02	31-Dec-03	31-Dec-02

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(105,599)	$0	$0	$0	$0
Add non-cash items:
Organizational cost amortization	900	-	-	-	-
Organizational cost amortization		-	-	-	-
Increase in organizational cost		-	-	-	-

Cash used in operations	(104,699)	0	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	116,390	.	-	.	-
Offering costs	(11,691)	-		-

Cash provided by financing activities	104,699	0	0	0	0

Net increase (decrease) in cash	-	-	-	-	-

Cash, beginning of periods	-	-	-	-	-

Cash, end of periods	$-	$-	$-	$-	$-

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

Liquidity and Capital Resources

As of December 31, 2003, the Company remains in the development stage.  For the period ended December 31 2003, the Company’s balance sheet reflects total current assets of $11,691 in the form of deferred offering costs, and total current liabilities of $0.

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

Results of Operations

During the period from July 10, 1985 (inception) through December 31, 2003, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 8-A under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate.  The Company received no revenues during this period.

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

Except as noted above, there was no change in the Company's internal control over financial reporting during the period ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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