Form 10QSB/A
period 2004-03-31
PRINCETON ACQUISITIONS INC
filed 2006-03-01
CIK 773717

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

PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

FINANCIAL STATEMENTS

Quarter Ended March 31, 2004

 PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

BALANCE SHEET

	March	March
	31, 2004	31, 2003
	(unaudited)	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$-	$-

Total current assets	-	-

Other Assets
Deferred offering costs (Note 1)	11,691	11,691

Total other assets	11,691	11,691

Total assets	$11,691	$11,691

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Due to stockholders (Note 4)	$0	$0

Total current liabilities	0	0

STOCKHOLDERS' EQUITY
Common stock, par value $.001 per share; 100,000,000
shares authorized;36,287,500 shares
issued and outstanding (Note 1)	36,288	36,288

Additional paid in capital	81,002	81,002

Deficit accumulated during the development stage	(105,599)	(105,599)

Total stockholders' equity	11,691	11,691

Total liabilities and stockholders' equity	$11,691	$11,691

The accompanying notes are an integral part of the financial statements.

 PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENTS OF LOSS AND ACCUMULATED DEFICIT

		Cumulative		Nine Months		Nine Months		Three Months		Three Months
		During		Ended		Ended		Ended		Ended
		Development		31-Mar-04		31-Mar-03		31-Mar-04		31-Mar-03
		Stage
Revenue
Interest Income		$29	$		$		$		$

Total revenue		29

Other expense
Amortization		900
General and administrative		104,728

Total expense		105,628		0		0		0		0

NET LOSS		(105,599)		0		0		0		0

Accumulated deficit
Balance, beginning of period		-		(105,599)		(105,599)		(105,599)		(105,599)

Balance, end of period		$(105,599)		$(105,599)		$(105,599)		$(105,599)		$(105,599)

Loss per share	$	(Nil)	$	(Nil)	$	(Nil)	$	(Nil)	$	(Nil)

Shares outstanding		36,287,500		36,287,500		36,287,500		36,287,500		36,287,500

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

Liquidity and Capital Resources

As of March 30, 2004, the Company remains in the development stage.  For the period ended March 30, 2004, the Company’s balance sheet reflects total assets of $11,691 in the form of deferred offering costs, and total current liabilities of $0.

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

Results of Operations

During the period from July 10, 1985 (inception) through March 30, 2004, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 8-A under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate.  The Company received no revenues during this period.

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

Need for Additional Financing

During the remainder of the fiscal year ending June 30, 2004, the Company plans to continue efforts to locate a suitable business acquisition candidate and complete a business acquisition transaction, and also plans to remain current in its status as a fully-reporting Company under the Securities Exchange Act of 1934. In order to carry out these plans, the Company will require additional capital.  No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements or loans from current shareholders or through the private placement of sales of its shares.

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

Except as noted above, there was no change in the Company's internal control over financial reporting during the period ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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