Form 10QSB
period 2006-03-31
PRINCETON ACQUISITIONS INC
filed 2006-05-17
CIK 773717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 58,563,900 as of March 31, 2006.

Transitional Small Business Disclosure Format (Check one):  Yes __ No X

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant as of and for the period ending March 31, 2006 follow.

PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

FINANCIAL STATEMENTS

Quarter Ended March 31, 2005

 PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

BALANCE SHEET

(Unaudited)

Mar. 31, 2006
ASSETS

Current assets
Cash	$ -
Total current assets	-

Total Assets	$ -

LIABILITIES
& STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable - related party	$ 59,669
Total current liabilities	59,669

Total Liabilities	59,669

Stockholders' Equity
Preferred stock, $1 par value;
50,000,000 shares authorized;
none issued and outstanding	-
Common stock, $.001 par value;
100,000,000 shares authorized;
58,563,900 shares issued and outstanding	58,564
Additional paid in capital	112,127
Deficit accumulated during the development stage	(230,360)

Total Stockholders' Equity	(59,669)

Total Liabilities and Stockholders' Equity	$ -

The accompanying notes are an integral part of the financial statements.

 PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

(Unaudited)

					July 10, 1985
					(Inception of
	Three months	Nine months	Three months	Nine months	Dev. Stage)
	Ended	Ended	Ended	Ended	Through
	Mar. 31, 2005	Mar. 31, 2005	Mar. 31, 2006	Mar. 31, 2006	Mar. 31, 2006

Revenue	$ -	$ -	$ -	$ -	$ -

Operating expenses:
General and administrative	43,969	54,707	13,408	19,802	211,507
Property write off					146,975
	43,969	54,707	13,408	19,802	358,482

Gain (loss) from operations	(43,969)	(54,707)	(13,408)	(19,802)	(358,482)

Other income (expense):
Gain on debt relief	-	-	-	-	128,122

Income (loss) before
provision for income taxes	(43,969)	(54,707)	(13,408)	(19,802)	(230,360)

Provision for income tax	-	-	-	-	-

Net income (loss)	$ (43,969)	$ (54,707)	$ (13,408)	$ (19,802)	$ (230,360)

Net income (loss) per share
(Basic and fully diluted)	$ (0)	$ (0)	$ (0)	$ (0)

Weighted average number of
common shares outstanding	58,563,900	43,712,967	58,563,900	58,563,900

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

			July 10, 1985
			(Inception of
	Nine months	Nine months	Dev. Stage)
	Ended	Ended	Through
	Mar. 31, 2005	Mar. 31, 2006	Mar. 31, 2006

Cash Flows From Operating Activities:
Net income (loss)	$ (54,707)	$ (19,802)	$ (230,360)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Accrued payables			58,000
Accrued payables - related party	43,969	19,802	59,669
Property write off			146,975
Other write off			900
Gain on debt relief			(128,122)
Net cash provided by (used for)
operating activities	(10,738)	-	(92,938)

Cash Flows From Investing Activities:

Net cash provided by (used for)
investing activities	-	-	-

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

			July 10, 1985
			(Inception of
	Nine months	Nine months	Dev. Stage)
	Ended	Ended	Through
	Mar. 31, 2005	Mar. 31, 2006	Mar. 31, 2006

Cash Flows From Financing Activities:
Sales of common stock	11,138	11,138	31,138
Issuance of stock - reverse merger	-	-	61,800
Net cash provided by (used for)
financing activities	11,138	11,138	92,938

Net Increase (Decrease) In Cash	400	11,138	-

Cash At The Beginning Of The Period	-	-	-

Cash At The End Of The Period	$ 400	$ 11,138	$ -

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

NOTE 1.

ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

The Company

Princeton Acquisitions, Inc. (the “Company”), was incorporated in the State of Colorado on July 10, 1985 for the purpose of evaluating and seeking merger candidates. The Company is in the development stage, as it has engaged only in limited activities and has not yet realized significant revenues from its planned operations. The Company is currently seeking business opportunities.

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

Financial Instruments

The carrying value of the Company’s financial instruments, as reported in the accompanying balance sheet, approximates fair value.

Fiscal year

The Company employs a fiscal year ending June 30.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

NOTE 1.

ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

NOTE 2.

GOING CONCERN

The Company has suffered recurring losses from operations and has a working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company may raise additional capital through the sale of its equity securities, or finance operations from related party borrowings. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

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

Liquidity and Capital Resources

As of March 30, 2006, the Company remains in the development stage.  For the period ended March 30, 2006, the Company’s balance sheet reflects total assets of $ 0, and total current liabilities of $59,669, which is an amount due to a shareholder who has paid professional fees incident to maintaining corporate existence on the Company’s behalf.  There are no specific repayment terms and no interest is charged.

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

Results of Operations

During the period from July 10, 1985 (inception) through March 30, 2006, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 8-A under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate.  The Company received no revenues during this period.

The Company experienced a net loss of $13,408 for the three-month period ended March 30, 2006, and $19,802 for the nine-month period ended March 31, 2006. The net losses for each of these periods were the result of expenses incurred to maintain its corporate existence and comply with SEC reporting requirements. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination.  Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

Need for Additional Financing

During the remainder of the fiscal year ending June 30, 2006, the Company plans to continue efforts to locate a suitable business acquisition candidate and complete a business acquisition transaction, and also plans to remain current in its status as a fully-reporting Company under the Securities Exchange Act of 1934. In order to carry out these plans, the Company will require additional capital.  No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements or loans from current shareholders or through the private placement of sales of its shares.

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

Subsequent to being notified that Tannenbaum & Company, P.C. was not registered with the PCAOB, the Company retroactively dismissed Tannenbaum & Company, P.C. as its auditor for the fiscal years ended June 30, 2004 and June 30, 2005, and appointed Ronald R. Chadwick, P.C., as its auditor for those fiscal years as well as for the fiscal year ending June 30, 2006. The financial statements contained in this report on Form 10-QSB have been reviewed by the newly appointed auditor.

Except as noted above, there was no change in the Company's internal control over financial reporting during the period ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date:  May 17, 2006