Form 10KSB/A
period 2005-06-30
PRINCETON ACQUISITIONS INC
filed 2006-05-19
CIK 773717

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

Transitional Small Business Disclosure Format (Check one):  Yes ___; No ___

EXPLANATORY NOTE

This amended report on Form 10-KSB includes financial statements prepared by a PCAOB-registered auditor, Ronald R. Chadwick, P.C. The initial amendment, filed on February 21, 2006, also included financial statements which had been prepared by Chadwick, P.C.  However, this amended report includes revisions to the financial statements contained in the previously filed amended Form 10-KSB.  For additional information, see Item 8A, “Controls and Procedures.”

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

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Princeton Acquisitions, Inc.

Englewood, Colorado

I have audited the accompanying balance sheet of Princeton Acquisitions, Inc., a development stage company, as of June 30, 2005, and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2004 & 2005, and for the period from the inception of the development stage (July 10, 1985) through June 30, 2005. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Princeton Acquisitions, Inc. as of June 30, 2005, and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2004 & 2005, and for the period from the inception of the development stage (July 10, 1985) through June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered recurring losses from operations and has a working capital deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the financial statements, the Company's June 30, 2005 additional paid in capital previously reported as $69,864 should have been $112,127, and the Company's June 30, 2005 deficit accumulated during the development stage previously reported as $(168,295) should have been $(210,558).

Aurora, Colorado	Ronald R. Chadwick, P.C.
May 5, 2006	RONALD R. CHADWICK, P.C.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

BALANCE SHEET

June 30, 2005
ASSETS

Total Assets	$ -

LIABILITIES
& STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable - related party	$ 39,867

Total current liabilities	39,867

Total Liabilities	39,867

Stockholders' Equity
Preferred stock, $1 par value;
50,000,000 shares authorized;
none issued and outstanding	-
Common stock, $.001 par value;
100,000,000 shares authorized;
58,563,900 shares issued and outstanding	58,564
Additional paid in capital	112,127
Deficit accumulated during the development stage	(210,558)

Total Stockholders' Equity	(39,867)

Total Liabilities and Stockholders' Equity	$ -

The accompanying notes are an integral part of the financial statements

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

 STATEMENTS OF OPERATIONS

			July 10, 1985
			(Inception of
	For The Year	For The Year	Dev. Stage)
	Ended	Ended	Through
	June 30, 2004	June 30, 2005	June 30, 2005

Revenue	$ -	$ -	$ -

Operating expenses:
General and administrative		51,005	191,705
Property write off			46,975
	-	51,005	338,680

Income (loss) from operations	-	(51,005)	(338,680)

Other income (expense):
Gain on debt relief			128,122

Income (loss) before provision
for income taxes	-	(51,005)	(210,558)

Provision for income tax	-	-	-

Net income (loss)	$ -	$ (51,005)	$ (210,558)

Net income (loss) per share
(Basic and fully diluted)	$ -	$ (0.00)

Weighted average number of
common shares outstanding	36,287,500	47,425,700

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock			Deficit Accumulated	Stock-
		Amount	Paid In	During The	holders'
	Shares	($.001 Par)	Capital	Dev. Stage	Equity

Balances at July 10, 1985 (Inception)	-	$ -	$ -	$ -	$ -

Retroactive restatement due to
reverse acquisition	22,995,000	22,995	53,858		76,853

Balances as restated	22,995,000	$ 22,995	$ 53,858	$ -	$ 76,853

Issuance of common stock -
reverse acquisition	9,292,500	9,293	53,407		62,700

Gain (loss) for the period				(267,675)	(267,675)

Balances at June 30, 1986	32,287,500	$ 32,288	$ 107,265	$ (267,675)	$(128,122)

Sales of common stock	4,000,000	4,000	16,000		20,000

Gain (loss) for the year				(20,000)	(20,000)

Balances at June 30, 1987	36,287,500	$ 36,288	$ 123,265	$ (287,675)	$(128,122)

Gain (loss) for the years
ended June 30, 1988 - 1990				-	-

Balances at June 30, 1990	36,287,500	$ 36,288	$ 123,265	$ (287,675)	$(128,122)

Gain (loss) for the year				128,122	128,122

Balances at June 30, 1991	36,287,500	$ 36,288	$ 123,265	$ (159,553)	$ -

Gain (loss) for the years
ended June 30, 1992 - 2004				-	-

Balances at June 30, 2004	36,287,500	$ 36,288	$ 123,265	$ (159,553)	$ -

Sales of common stock	22,276,400	22,276	(11,138)		11,138

Gain (loss) for the year				(51,005)	(51,005)

Balances at June 30, 2005	58,563,900	$ 58,564	$ 112,127	$ (210,558)	$ (39,867)

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

			July 10, 1985
			(Inception of
	For The Year	For The Year	Dev. Stage)
	Ended	Ended	Through
	June 30, 2004	June 30, 2005	June 30, 2005
Cash Flows From Operating Activities:
Net income (loss)	$ -	$ (51,005)	$ (210,558)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Accrued payables			58,000
Accrued payables - related party		39,867	39,867
Property write off			146,975
Other write offs			900
Gain on debt relief			(128,122)
Net cash provided by (used for)
operating activities	-	(11,138)	(92,938)

Cash Flows From Investing Activities:

Net cash provided by (used for)
investing activities	-	-	-

(Continued on following page)

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

July 10, 1985
(Inception of
	For The Year	For The Year	Dev. Stage)
	Ended	Ended	Through
	June 30, 2004	June 30, 2005	June 30, 2005

Cash Flows From Financing Activities:
Sales of common stock		11,138	31,138
Issuance of stock - reverse merger			61,800
Net cash provided by (used for)
financing activities	-	11,138	92,938

Net Increase (Decrease) In Cash	-	-	-

Cash At The Beginning Of The Period	-	-	-

Cash At The End Of The Period	$ -	$ -	$ -

None

Supplemental Disclosure

Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Company)

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

Recent Accounting Pronouncements

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

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions (An Amendment of FASB Statements No. 66 and 67)”. SFAS 152 amends FASB 66 and 67 to reference the accounting and reporting guidance for real estate time-sharing transactions provided for in AICPA Statement of Position 04-2. of The Company has adopted the provisions of SFAS No. 152 which are effective for financial statements for fiscal years beginning after June 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

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

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1.

ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

In March 2005, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment". SFAS 123(r) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The Company has adopted the provisions of SFAS No. 123(r) which are effective in general for transactions entered into or modified after June 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

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

In March 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 155, “Accounting for Certain Hybrid Financial Instruments." SFAS 155 resolves certain accounting issues related to various hybrid financial instruments. The Company has adopted the provisions of SFAS No. 155 which are effective for fiscal years beginning after September 15, 2006. The adoption did not have a material effect on the results of operations of the Company.

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

 PRINCETON ACQUISITIONS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 3.

RESTATEMENTS

The Company previously issued June 30, 2005 financial statements with an auditor's opinion letter dated February 13, 2006 which reported additional paid in capital as $69,864, now restated as $112,127, and deficit accumulated during the development stage as $(168,295), now restated as $(210,558). The restatements arose from a subsequent audit of previous periods which revealed additional paid in capital and losses in an earlier year stemming from a reverse merger.

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

Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of June 30, 2005, to provide reasonable assurance of the achievement of these objectives

The Company was notified, on or about January 20, 2006, that its previous auditor, Tannenbaum & Company, P.C., was not registered with the Public Company Accounting Oversight Board (“PCAOB”).

Subsequent to being notified that Tannenbaum & Company, P.C. was not registered with the PCAOB, the Company retroactively dismissed Tannenbaum & Company, P.C. as its auditor for the fiscal years ended June 30, 2004 and June 30, 2005, and appointed Ronald R. Chadwick, P.C., as its auditor for those fiscal years as well as for the fiscal year ending June 30, 2006. The financial statements contained in this amended report on Form 10-KSB have been audited by the newly appointed auditor.

The Company previously issued June 30, 2005 financial statements with an auditor's opinion letter dated February 13, 2006. These financial statements were subsequently revised as follows: additional paid-in capital, reported as $69,864, is now restated as $112,127, and deficit accumulated during the development stage, reported as $(168,295), is now restated as $(210,558). The restatements arose from a subsequent audit of previous periods which revealed additional paid-in capital and losses in an earlier year stemming from a reverse merger.

Except as noted above, there was no change in the Company's internal control over financial reporting during the fiscal year ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.

OTHER INFORMATION.

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Positions Held and Tenure
Frederic W. Mahlke	62	President, Chief Financial Officer and a Director since February, 1999

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

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit-Related Fees

(1) Audit Fees.  The aggregate fees billed by RONALD R. CHADWICK, P.C. for the amended audit of the Company's annual financial statements were $2,000 for the fiscal year ended June 30, 2005, and $2,000 for the fiscal year ended June 30, 2004.  The aggregate fees billed by RONALD R. CHADWICK, P.C. for review of the Company's financial statements included in its quarterly reports on Form 10-QSB were $2,000 during the period ended June 30, 2005 and $2,000 during the period ended June 30, 2004.

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

Date:  May 19, 2006