Form 10QSB/A
period 2005-09-30
PRINCETON ACQUISITIONS INC
filed 2006-05-19
CIK 773717

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

EXPLANATORY NOTE

This amended report on Form 10-QSB includes financial statements prepared by a PCAOB-registered auditor, Ronald R. Chadwick, P.C. The initial report filed on November 9, 2005 did not include PCAOB-prepared financial statements, and the subsequent amendment on Form 10-QSB did not contain PCAOB-prepared financial statements. This amended report includes revisions to the financial statements contained in the amendment on Form 10-QSB filed on November 23, 2005, which did contain financial statements prepared by Ronald R. Chadwick, P.C. For additional information on the reason for the second amended filing, see Item 3, “Controls and Procedures.”

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant as of and for the period ending September 30, 2005 follow.

PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

FINANCIAL STATEMENTS

Quarter Ended September 30, 2005

 PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

BALANCE SHEET

 (Unaudited)

Sept. 30, 2005
ASSETS

Total Assets	$ -

LIABILITIES
& STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable - related party	$ 40,717

Total current liabilities	40,717

Total Liabilities	40,717

Stockholders' Equity
Preferred stock, $1 par value;
50,000,000 shares authorized;
none issued and outstanding	-
Common stock, $.001 par value;
100,000,000 shares authorized;
58,563,900 shares issued and outstanding	58,564
Additional paid in capital	112,127
Deficit accumulated during the development stage	(211,408)

Total Stockholders' Equity	(40,717)

Total Liabilities and Stockholders' Equity	$ -

The accompanying notes are an integral part of the financial statements.

 PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATONS

(Unaudited)

			July 10, 1985
			(Inception of
	Three months	Three months	Dev. Stage)
	Ended	Ended	Through
	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2005

Revenue	$ -	$ -	$ -

Operating expenses:
General and administrative	-	850	192,555
Property write off			146,975
	-	850	339,530

Gain (loss) from operations	-	(850)	(339,530)

Other income (expense):
Gain on debt relief	-	-	128,122

Income (loss) before
provision for income taxes	-	(850)	(211,408)

Provision for income tax	-	-	-

Net income (loss)	$ -	$ (850)	$ (211,408)

Net income (loss) per share
(Basic and fully diluted)	$ -	$ (0)

Weighted average number of
common shares outstanding	36,287,500	58,563,900

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

 (Unaudited)

			July 10, 1985
			(Inception of
	Three months	Three months	Dev. Stage)
	Ended	Ended	Through
	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2005

Cash Flows From Operating Activities:
Net income (loss)	$ -	$ (850)	$ (211,408)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Accrued payables			58,000
Accrued payables - related party		850	40,717
Property write off			146,975
Other write off			900
Gain on debt relief			(128,122)
Net cash provided by (used for)
operating activities	-	-	(92,938)

Cash Flows From Investing Activities:

Net cash provided by (used for)
investing activities	-	-	-

(Continued on following page)

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

 (Unaudited)

July 10, 1985
(Inception of
	Three months	Three months	Dev. Stage)
	Ended	Ended	Through
	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2005

Cash Flows From Financing Activities:
Sales of common stock			31,138
Issuance of stock - reverse merger		-	61,800
Net cash provided by (used for)
financing activities	-	-	92,938

Net Increase (Decrease) In Cash	-	-	-

Cash At The Beginning Of The Period	-	-	-

Cash At The End Of The Period	$ -	$ -	$ -

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

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

Subsequent to being notified that Tannenbaum & Company, P.C. was not registered with the PCAOB, the Company retroactively dismissed Tannenbaum & Company, P.C. as its auditor for the fiscal years ended June 30, 2004 and June 30, 2005, and appointed Ronald R. Chadwick, P.C., as its auditor for those fiscal years as well as for the fiscal year ending June 30, 2006. The Company requested that the new auditor review previously filed financial statements for all interim periods after September 30, 2003.  The financial statements contained in this amended report on Form 10-QSB have been reviewed by the newly appointed auditor, and this amendment is being made pursuant that review.  The review occurred subsequent to the initial filing and first amended filing of the report for this same period.

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

Date:  May 19, 2006