Form 10QSB/A
period 2005-12-31
PRINCETON ACQUISITIONS INC
filed 2006-05-19
CIK 773717

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

EXPLANATORY NOTE

This amended report on Form 10-QSB includes financial statements prepared by a PCAOB-registered auditor, Ronald R. Chadwick, P.C. The initial report filed on February 21, 2006 also included financial statements which had been prepared by Chadwick, P.C.  This amended report includes revisions to the financial statements contained in the previously filed Form 10-QSB. For additional information, see Item 3, “Controls and Procedures.”

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant as of and for the period ending December 31, 2005 follow.

PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

FINANCIAL STATEMENTS

Quarter Ended December 31, 2005

 PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

BALANCE SHEET

 (Unaudited)

Dec. 31, 2005
ASSETS

Total Assets	$ -

LIABILITIES
& STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable - related party	$ 46,261

Total current liabilities	46,261

Total Liabilities	46,261

Stockholders' Equity
Preferred stock, $1 par value;
50,000,000 shares authorized;
none issued and outstanding	-
Common stock, $.001 par value;
100,000,000 shares authorized;
58,563,900 shares issued and outstanding	58,564
Additional paid in capital	112,127
Deficit accumulated during the development stage	(216,952)

Total Stockholders' Equity	(46,261)

Total Liabilities and Stockholders' Equity	$ -

The accompanying notes are an integral part of the financial statements.

 PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATONS

(Unaudited)

					July 10, 1985
					(Inception of
	Three months	Six months	Three months	Six months	Dev. Stage)
	Ended	Ended	Ended	Ended	Through
	Dec. 31, 2004	Dec. 31, 2004	Dec. 31, 2005	Dec. 31, 2005	Dec. 31, 2005

Revenue	$ -	$ -	$ -	$ -	$ -

Operating expenses:
General and administrative	10,738	10,738	5,544	6,394	198,099
Property write off					146,975
	10,738	10,738	5,544	6,394	345,074

Gain (loss) from operations	(10,738)	(10,738)	(5,544)	(6,394)	(345,074)

Other income (expense):
Gain on debt relief	-	-	-	-	128,122

Income (loss) before
provision for income taxes	(10,738)	(10,738)	(5,544)	(6,394)	(216,952)

Provision for income tax	-	-	-	-	-

Net income (loss)	$ (10,738)	$ (10,738)	$ (5,544)	$ (6,394)	$ (216,952)

Net income (loss) per share
(Basic and fully diluted)	$ (0)	$ (0)	$ (0)	$ (0)

Weighted average number of
common shares outstanding	37,030,047	36,658,773	58,563,900	58,563,900

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

 (Unaudited)

			July 10, 1985
			(Inception of
	Six months	Six months	Dev. Stage)
	Ended	Ended	Through
	Dec. 31, 2004	Dec. 31, 2005	Dec. 31, 2005

Cash Flows From Operating Activities:
Net income (loss)	$ (10,738)	$ (6,394)	$ (216,952)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Accrued payables			58,000
Accrued payables - related party		6,394	46,261
Property write off			146,975
Other write off			900
Gain on debt relief			(128,122)
Net cash provided by (used for)
operating activities	(10,738)	-	(92,938)

Cash Flows From Investing Activities:

Net cash provided by (used for)
investing activities	-	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

 (Unaudited)

			July 10, 1985
			(Inception of
	Six months	Six months	Dev. Stage)
	Ended	Ended	Through
	Dec. 31, 2004	Dec. 31, 2004	Dec. 31, 2004

Cash Flows From Financing Activities:
Sales of common stock	11,138		31,138
Issuance of stock - reverse merger	-	-	61,800
Net cash provided by (used for)
financing activities	11,138	-	92,938

Net Increase (Decrease) In Cash	400	-	-

Cash At The Beginning Of The Period	-	-	-

Cash At The End Of The Period	$ 400	$ -	$ -

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

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

Liquidity and Capital Resources

As of December 31, 2005, the Company remains in the development stage.  For the period ended December 31, 2005, the Company’s balance sheet reflects total assets of $ 0, and total current liabilities of $46,261, which is an amount due to a shareholder who has paid professional fees incident to maintaining corporate existence on the Company’s behalf.  There are no specific repayment terms and no interest is charged.

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

Subsequent to being notified that Tannenbaum & Company, P.C. was not registered with the PCAOB, the Company retroactively dismissed Tannenbaum & Company, P.C. as its auditor for the fiscal years ended June 30, 2004 and June 30, 2005, and appointed Ronald R. Chadwick, P.C., as its auditor for those fiscal years as well as for the fiscal year ending June 30, 2006. The financial statements contained in this amended report on Form 10-QSB have been reviewed by the newly appointed auditor. This amendment is being filed pursuant to a review of previous periods which occurred subsequent to the initial filing of the report on Form 10-QSB for this same period.

Except as noted above, there was no change in the Company's internal control over financial reporting during the period ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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