Form 10QSB/A
period 2004-12-31
PRINCETON ACQUISITIONS INC
filed 2006-05-22
CIK 773717

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

EXPLANATORY NOTE

This amended report on Form 10-QSB includes financial statements prepared by a PCAOB-registered auditor, Ronald R. Chadwick, P.C. The initial amendment, filed on February 22, 2006, also included financial statements which had been prepared by Chadwick, P.C. However, this amended report includes revisions to the financial statements contained in the previously filed amended Form 10-QSB. For more information, see Item 3, “Controls and Procedures.”

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant as of and for the period ending December 31, 2004 follow.

PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

FINANCIAL STATEMENTS

Quarter Ended December 31, 2004

 PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

BALANCE SHEET

(Unaudited)

Dec. 31, 2004
ASSETS

Current assets
Cash	$ 400
Total current assets	400

Total Assets	$ 400

LIABILITIES
& STOCKHOLDERS' EQUITY

Current liabilities	$ -

Total current liabilities	-

Total Liabilities	-

Stockholders' Equity
Preferred stock, $1 par value;
50,000,000 shares authorized;
none issued and outstanding	-
Common stock, $.001 par value;
100,000,000 shares authorized;
58,563,900 shares issued and outstanding	58,564
Additional paid in capital	112,127
Deficit accumulated during the development stage	(170,291)

Total Stockholders' Equity	400

Total Liabilities and Stockholders' Equity	$ 400

The accompanying notes are an integral part of the financial statements.

 PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

(Unaudited)

					July 10, 1985
					(Inception of
	Three months	Six months	Three months	Six months	Dev. Stage)
	Ended	Ended	Ended	Ended	Through
	Dec. 31, 2003	Dec. 31, 2003	Dec. 31, 2004	Dec. 31, 2004	Dec. 31, 2004

Revenue	$ -	$ -	$ -	$ -	$ -

Operating expenses:
General and administrative	-	-	10,738	10,738	151,438
Property write off					146,975
	-	-	10,738	10,738	298,413

Gain (loss) from operations	-	-	(10,738)	(10,738)	(298,413)

Other income (expense):
Gain on debt relief	-	-	-	-	128,122

Income (loss) before
provision for income taxes	-	-	(10,738)	(10,738)	(170,291)

Provision for income tax	-	-	-	-	-

Net income (loss)	$ -	$ -	$ (10,738)	$ (10,738)	$ (170,291)

Net income (loss) per share
(Basic and fully diluted)	$ -	$ -	$ (0)	$ (0)

Weighted average number of
common shares outstanding	36,287,500	36,287,500	37,030,047	36,658,773

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

			July 10, 1985
			(Inception of
	Six months	Six months	Dev. Stage)
	Ended	Ended	Through
	Dec. 31, 2003	Dec. 31, 2004	Dec. 31, 2004

Cash Flows From Operating Activities:
Net income (loss)	$ -	$ (10,738)	$ (170,291)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Accrued payables			58,000
Property write off			146,975
Other write off			900
Gain on debt relief			(128,122)
Net cash provided by (used for)
operating activities	-	(10,738)	(92,538)

Cash Flows From Investing Activities:

Net cash provided by (used for)
investing activities	-	-	-

(Continued on following page)

The accompanying notes are an integral part of the financial statements.

 PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

			July 10, 1985
			(Inception of
	Six months	Six months	Dev. Stage)
	Ended	Ended	Through
	Dec. 31, 2003	Dec. 31, 2004	Dec. 31, 2004

Cash Flows From Financing Activities:
Sales of common stock		11,138	31,138
Issuance of stock - reverse merger	-	-	61,800
Net cash provided by (used for)
financing activities	-	11,138	92,938

Net Increase (Decrease) In Cash	-	400	400

Cash At The Beginning Of The Period	-	-	-

Cash At The End Of The Period	$ -	$ 400	$ 400

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

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

Subsequent to being notified that Tannenbaum & Company, P.C. was not registered with the PCAOB, the Company retroactively dismissed Tannenbaum & Company, P.C. as its auditor for the fiscal years ended June 30, 2004 and June 30, 2005, and appointed Ronald R. Chadwick, P.C., as its auditor for those fiscal years as well as for the fiscal year ending June 30, 2006. The Company requested that the new auditor review previously filed financial statements for all interim periods after September 30, 2003. The financial statements contained in this amended report on Form 10-QSB have been reviewed by the newly appointed auditor. This amendment is being filed pursuant that review. The review occurred subsequent to the previous amended filing of the report on Form 10-QSB for this same period.

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