Form 10QSB/A
period 2005-03-31
PRINCETON ACQUISITIONS INC
filed 2006-05-22
CIK 773717

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

PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

FINANCIAL STATEMENTS

Quarter Ended March 31, 2005

 PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

BALANCE SHEET

(Unaudited)

Mar. 31, 2005
ASSETS

Current assets
Cash	$ 400
Total current assets	400

Total Assets	$ 400

LIABILITIES
& STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable - related party	$ 43,969
Total current liabilities	43,969

Total Liabilities	43,969

Stockholders' Equity
Preferred stock, $1 par value;
50,000,000 shares authorized;
none issued and outstanding	-
Common stock, $.001 par value;
100,000,000 shares authorized;
58,563,900 shares issued and outstanding	58,564
Additional paid in capital	112,127
Deficit accumulated during the development stage	(214,260)

Total Stockholders' Equity	(43,569)

Total Liabilities and Stockholders' Equity	$ 400

The accompanying notes are an integral part of the financial statements.

 PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

(Unaudited)

					July 10, 1985
					(Inception of
	Three months	Nine months	Three months	Nine months	Dev. Stage)
	Ended	Ended	Ended	Ended	Through
	Mar. 31, 2004	Mar. 31, 2004	Mar. 31, 2005	Mar. 31, 2005	Mar. 31, 2005

Revenue	$ -	$ -	$ -	$ -	$ -

Operating expenses:
General and administrative			43,969	54,707	195,407
Property write off					146,975
	-	-	43,969	54,707	342,382

Gain (loss) from operations	-	-	(43,969)	(54,707)	(342,382)

Other income (expense):
Gain on debt relief	-	-	-	-	128,122

Income (loss) before
provision for income taxes	-	-	(43,969)	(54,707)	(214,260)

Provision for income tax	-	-	-	-	-

Net income (loss)	$ -	$ -	$ (43,969)	$ (54,707)	$ (214,260)

Net income (loss) per share
(Basic and fully diluted)	$ -	$ -	$ (0)	$ (0)

Weighted average number of
common shares outstanding	36,287,500	36,287,500	58,563,900	43,712,967

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

 (Unaudited)

			July 10, 1985
			(Inception of
	Nine months	Nine months	Dev. Stage)
	Ended	Ended	Through
	Mar. 31, 2004	Mar. 31, 2005	Mar. 31, 2005

Cash Flows From Operating Activities:
Net income (loss)	$ -	$ (54,707)	$ (214,260)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Accrued payables			58,000
Accrued payables - related party		43,969	43,969
Property write off			146,975
Other write off			900
Gain on debt relief			(128,122)
Net cash provided by (used for)
operating activities	-	(10,738)	(92,538)

Cash Flows From Investing Activities:

Net cash provided by (used for)
investing activities	-	-	-

(Continued on following page)

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

 (Unaudited)

				July 10, 1985
				(Inception of
	Nine months	Nine months		Dev. Stage)
	Ended	Ended		Through
	Mar. 31, 2004	Mar. 31, 2005		Mar. 31, 2005

Cash Flows From Financing Activities:
Sales of common stock		11,138		31,138
Issuance of stock - reverse merger	-	-		61,800
Net cash provided by (used for)
financing activities	-	11,138	#	92,938

Net Increase (Decrease) In Cash	-	400		400

Cash At The Beginning Of The Period	-	-		-

Cash At The End Of The Period	$ -	$ 400		$ 400

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$ -	$ -		$ -
Cash paid for income taxes	$ -	$ -		$ -

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

Subsequent to being notified that Tannenbaum & Company, P.C. was not registered with the PCAOB, the Company retroactively dismissed Tannenbaum & Company, P.C. as its auditor for the fiscal years ended June 30, 2004 and June 30, 2005, and appointed Ronald R. Chadwick, P.C., as its auditor for those fiscal years as well as for the fiscal year ending June 30, 2006. The Company requested that the new auditor review previously filed financial statements for all interim periods after September 30, 2003. The financial statements contained in this amended report on Form 10-QSB have been reviewed by the newly appointed auditor, and this amendment is being filed pursuant to that review.  The review occurred subsequent to the previous amended filing of the report on Form 10-QSB for this same period.

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