Form 10QSB/A
period 2004-03-31
PRINCETON ACQUISITIONS INC
filed 2006-05-23
CIK 773717

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

EXPLANATORY NOTE

This amended report on Form 10-QSB includes financial statements prepared by a PCAOB-registered auditor, Ronald R. Chadwick, P.C. The initial amendment, filed on February 22, 2006, also included financial statements which had been prepared by Ronald R. Chadwick, P.C.  However, this amended report includes revisions to the financial statements contained in the previously filed amended Form 10-QSB. For additional information, see Item 3, “Controls and Procedures.”

PART I - FINANCIAL INFORMATION

(a) The unaudited financial statements of registrant as of and for the period ending March 31, 2004 follow.

PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

FINANCIAL STATEMENTS

Quarter Ended March 31, 2004

 PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

BALANCE SHEET

(Unaudited)

Mar. 31, 2004
ASSETS

Total Assets	$ -

LIABILITIES
& STOCKHOLDERS' EQUITY

Current liabilities	$ -

Total current liabilities	-

Total Liabilities	-

Stockholders' Equity
Preferred stock, $1 par value;
50,000,000 shares authorized;
none issued and outstanding	-
Common stock, $.001 par value;
100,000,000 shares authorized;
36,287,500 shares issued and outstanding	36,288
Additional paid in capital	123,265
Deficit accumulated during the development stage	(159,553)

Total Stockholders' Equity	-

Total Liabilities and Stockholders' Equity	$ -

The accompanying notes are an integral part of the financial statements.

 PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

(Unaudited)

					July 10, 1985
					(Inception of
	Three months	Nine months	Three months	Nine months	Dev. Stage)
	Ended	Ended	Ended	Ended	Through
	Mar. 31, 2003	Mar. 31, 2003	Mar. 31, 2004	Mar. 31, 2004	Mar. 31, 2004

Revenue	$ -	$ -	$ -	$ -	$ -

Operating expenses:
General and administrative					140,700
Property write off					146,975
	-	-	-	-	287,675

Gain (loss) from operations	-	-	-	-	(287,675)

Other income (expense):
Gain on debt relief	-	-	-	-	128,122

Income (loss) before
provision for income taxes	-	-	-	-	(159,553)

Provision for income tax	-	-	-	-	-

Net income (loss)	$ -	$ -	$ -	$ -	$ (159,553)

Net income (loss) per share
(Basic and fully diluted)	$ -	$ -	$ -	$ -

Weighted average number of
common shares outstanding	36,287,500	36,287,500	36,287,500	36,287,500

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

 (Unaudited)

			July 10, 1985
			(Inception of
	Nine months	Nine months	Dev. Stage)
	Ended	Ended	Through
	Mar. 31, 2003	Mar. 31, 2004	Mar. 31, 2004

Cash Flows From Operating Activities:
Net income (loss)	$ -	$ -	$ (159,553)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Accrued payables			58,000
Property write off			146,975
Other write off			900
Gain on debt relief			(128,122)
Net cash provided by (used for)
operating activities	-	-	(81,800)

Cash Flows From Investing Activities:

Net cash provided by (used for)
investing activities	-	-	-

(Continued on following page)

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

 (Unaudited)

July 10, 1985
(Inception of
	Nine months	Nine months		Dev. Stage)
	Ended	Ended		Through
	Mar. 31, 2003	Mar. 31, 2004		Mar. 31, 2004

Cash Flows From Financing Activities:
Sales of common stock				20,000
Issuance of stock - reverse merger	-	-		61,800
Net cash provided by (used for)
financing activities	-	-	#	81,800

Net Increase (Decrease) In Cash	-	-		-

Cash At The Beginning Of The Period	-	-		-

Cash At The End Of The Period	$ -	$ -		$ -

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$ -	$ -		$ -
Cash paid for income taxes	$ -	$ -		$ -

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

Liquidity and Capital Resources

As of March 30, 2004, the Company remains in the development stage and has no current assets or current liabilities.

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

The Company has experienced a net loss of $ (159,553) since inception. The net loss is the result of expenses incurred to maintain its corporate existence and comply with SEC reporting requirements. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination.  Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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

Subsequent to being notified that Tannenbaum & Company, P.C. was not registered with the PCAOB, the Company retroactively dismissed Tannenbaum & Company, P.C. as its auditor for the fiscal years ended June 30, 2004 and June 30, 2005, and appointed Ronald R. Chadwick, P.C., as its auditor for those fiscal years as well as for the fiscal year ending June 30, 2006. The Company requested that the new auditor review previously filed financial statements for all interim periods after September 30, 2003. The financial statements contained in this amended report on Form 10-QSB have been reviewed by the newly appointed auditor, and this amendment is being filed pursuant to that review.  The review occurred subsequent to the amended filing of the report on Form 10-QSB for this same period.

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

Date:  May 23, 2006