Form 10QSB/A
period 2004-09-30
PRINCETON ACQUISITIONS INC
filed 2006-05-23
CIK 773717

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

EXPLANATORY NOTE

This amended report on Form 10-QSB includes financial statements prepared by a PCAOB-registered auditor, Ronald R. Chadwick, P.C. The initial report filed on March 21, 2005 did not include PCAOB-prepared financial statements; however, the subsequent amendment on Form 10-QSB, filed on February 22, 2006, did contain PCAOB-prepared financial statements. This amended report includes revisions to the financial statements on Form 10-QSB filed on February 22, 2006. For additional information on the reason for the second amended filing, see Item 3, “Controls and Procedures.”

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant as of and for the period ending September 30, 2004 follow.

PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

FINANCIAL STATEMENTS

Quarter Ended September 30, 2004

 PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

BALANCE SHEET

Sept. 30, 2004
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

 PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

			July 10, 1985
			(Inception of
	Three months	Three months	Dev. Stage)
	Ended	Ended	Through
	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2004

Revenue	$ -	$ -	$ -

Operating expenses:
General and administrative	-	-	140,700
Property write off			146,975
	-	-	287,675

Gain (loss) from operations	-	-	(287,675)

Other income (expense):
Gain on debt relief	-	-	128,122

Income (loss) before
provision for income taxes	-	-	(159,553)

Provision for income tax	-	-	-

Net income (loss)	$ -	$ -	$ (159,553)

Net income (loss) per share
(Basic and fully diluted)	$ -	$ -

Weighted average number of
common shares outstanding	36,287,500	36,287,500

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

The accompanying notes are an integral part of the financial statements.

			July 10, 1985
			(Inception of
	Three months	Three months	Dev. Stage)
	Ended	Ended	Through
	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2004

Cash Flows From Operating Activities:
Net income (loss)	$ -	$ -	$ (159,553)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Accrued payables			58,000
Property write off			146,975
Other write off			900
Gain on debt relief			(128,122)
Net cash provided by (used for)
operating activities	-	-	(81,800)

Cash Flows From Investing Activities:

Net cash provided by (used for)
investing activities	-	-	-

(Continued on following page)

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

July 10, 1985
(Inception of
	Three months	Three months	Dev. Stage)
	Ended	Ended	Through
	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2004

Cash Flows From Financing Activities:
Sales of common stock			20,000
Issuance of stock - reverse merger		-	61,800
Net cash provided by (used for)
financing activities	-	-	81,800

Net Increase (Decrease) In Cash	-	-	-

Cash At The Beginning Of The Period	-	-	-

Cash At The End Of The Period	$ -	$ -	$ -

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

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

Subsequent to being notified that Tannenbaum & Company, P.C. was not registered with the PCAOB, the Company retroactively dismissed Tannenbaum & Company, P.C. as its auditor for the fiscal years ended June 30, 2004 and June 30, 2005, and appointed Ronald R. Chadwick, P.C., as its auditor for those fiscal years as well as for the fiscal year ending June 30, 2006. The Company requested that the new auditor review previously filed financial statements for all interim periods after September 30, 2003.  The financial statements contained in this amended report on Form 10-QSB have been reviewed by the newly appointed auditor, and this amendment is being made pursuant that review.  The review occurred subsequent to the initial filing and first amended filing of the report on Form 10-QSB for this same period.

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