Form 10KSB/A
period 2004-12-31
PRINCETON ACQUISITIONS INC
filed 2006-05-23
CIK 773717

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

Transitional Small Business Disclosure Format (Check one):  Yes ___; No ___

EXPLANATORY NOTE

This amended report on Form 10-KSB includes financial statements prepared by a PCAOB-registered auditor, Ronald R. Chadwick, P.C. The two previous amendments, filed on February 21, 2006, also included financial statements which had been prepared by Chadwick, P.C.  However, this amended report includes revisions to the financial statements contained in the previously filed amended Form 10-KSB.  For additional information, see Item 8A, “Controls and Procedures.”

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

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Princeton Acquisitions, Inc.

Englewood, Colorado

I have audited the accompanying balance sheet of Princeton Acquisitions, Inc., a development stage company, as of June 30, 2004, and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2003 & 2004, and for the period from the inception of the development stage (July 10, 1985) through June 30, 2004. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Princeton Acquisitions, Inc. as of June 30, 2004, and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2003 & 2004, and for the period from the inception of the development stage (July 10, 1985) through June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 3 to the financial statements, the Company's June 30, 2004 additional paid in capital previously reported as $81,002 should have been $123,265, and the Company's June 30, 2004 deficit accumulated during the development stage previously reported as $(117,290) should have been $(159,553).

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

The accompanying notes are an integral part of the financial statements

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

 STATEMENTS OF OPERATIONS

			July 10, 1985
			(Inception of
	For The Year	For The Year	Dev. Stage)
	Ended	Ended	Through
	June 30, 2003	June 30, 2004	June 30, 2004

Revenue	$ -	$ -	$ -

Operating expenses:
General and administrative			140,700
Property write off			146,975
	-	-	287,675

Income (loss) from operations	-	-	(287,675)

Other income (expense):
Gain on debt relief			128,122

Income (loss) before provision
for income taxes	-	-	(159,553)

Provision for income tax	-	-	-

Net income (loss)	$ -	$ -	$ (159,553)

Net income (loss) per share
(Basic and fully diluted)	$ -	$ -

Weighted average number of
common shares outstanding	36,287,500	36,287,500

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS' EQUITY

				Deficit
	Common Stock			Accumulated	Stock-
		Amount	Paid In	During The	holders'
	Shares	($.001 Par)	Capital	Dev. Stage	Equity

Balances at July 10, 1985 (Inception)	-	$ -	$ -	$ -	$ -

Retroactive restatement due to
reverse acquisition	22,995,000	22,995	53,858		76,853

Balances as restated	22,995,000	$ 22,995	$ 53,858	$ -	$ 76,853

Issuance of common stock -
reverse acquisition	9,292,500	9,293	53,407		62,700

Gain (loss) for the period				(267,675)	(267,675)

Balances at June 30, 1986	32,287,500	$ 32,288	$ 107,265	$ (267,675)	$(128,122)

Sales of common stock	4,000,000	4,000	16,000		20,000

Gain (loss) for the year				(20,000)	(20,000)

Balances at June 30, 1987	36,287,500	$ 36,288	$ 123,265	$ (287,675)	$(128,122)

Gain (loss) for the years
ended June 30, 1988 - 1990				-	-

Balances at June 30, 1990	36,287,500	$ 36,288	$ 123,265	$ (287,675)	$(128,122)

Gain (loss) for the year				128,122	128,122

Balances at June 30, 1991	36,287,500	$ 36,288	$ 123,265	$ (159,553)	$ -

Gain (loss) for the years
ended June 30, 1992 - 2004				-	-

Balances at June 30, 2004	36,287,500	$ 36,288	$ 123,265	$ (159,553)	$ -

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

			July 10, 1985
			(Inception of
	For The Year	For The Year	Dev. Stage)
	Ended	Ended	Through
	June 30, 2003	June 30, 2004	June 30, 2004
Cash Flows From Operating Activities:
Net income (loss)	$ -	$ -	$ (159,553)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Accrued payables			58,000
Property write off			146,975
Other write offs			900
Gain on debt relief			(128,122)
Net cash provided by (used for)
operating activities	-	-	(81,800)

Cash Flows From Investing Activities:

Net cash provided by (used for)
investing activities	-	-	-

(Continued on following page)

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

July 10, 1985
(Inception of
	For The Year	For The Year	Dev. Stage)
	Ended	Ended	Through
	June 30, 2003	June 30, 2004	June 30, 2004

Cash Flows From Financing Activities:
Sales of common stock			20,000
Issuance of stock - reverse merger			61,800
Net cash provided by (used for)
financing activities	-	-	81,800

Net Increase (Decrease) In Cash	-	-	-

Cash At The Beginning Of The Period	-	-	-

Cash At The End Of The Period	$ -	$ -	$ -

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

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

NOTE 3.

RESTATEMENTS

The Company previously issued June 30, 2004 financial statements with an auditor's opinion letter dated February 13, 2006 which reported additional paid in capital as $81,002, now restated as $123,265, and deficit accumulated during the development stage as $(117,290), now restated as $(159,553). The corrections arose from a subsequent audit of previous periods which revealed additional paid in capital and losses in an earlier year stemming from a reverse merger.

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

This amended report on Form 10-KSB/A contains financial statements which were audited by the newly appointed principal accountant, Ronald R. Chadwick, P.C.  The change of auditors was previously reported in a filing on Form 8-K dated February 3, 2006, which was filed with the Securities and Exchange Commission on February 17, 2006.

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

Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were not effective as of June 30, 2004, to provide reasonable assurance of the achievement of these objectives

The Company was notified, on or about January 20, 2006, that its previous auditor, Tannenbaum & Company, P.C., was not registered with the Public Company Accounting Oversight Board (“PCAOB”).

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

The Company previously issued June 30, 2004 financial statements with an auditor's opinion letter dated February 13, 2006 which reported additional paid in capital as $81,002, now restated as $123,265, and deficit accumulated during the development stage as $(117,290), now restated as $(159,553). The corrections arose from a subsequent audit of previous periods which revealed additional paid in capital and losses in an earlier year stemming from a reverse merger.

Except as noted above, there was no change in the Company's internal control over financial reporting during the fiscal year ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.

OTHER INFORMATION.

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Positions Held and Tenure
Frederic W. Mahlke	62	President, Chief Financial Officer and a Director since February, 2004

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

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit-Related Fees

(1) Audit Fees.  The aggregate fees billed by RONALD R. CHADWICK, P.C. for the amended audit of the Company's annual financial statements were $2,000 for the fiscal year ended June 30, 2004, and $2,500 for the fiscal year ended June 30, 2003.  The aggregate fees billed by RONALD R. CHADWICK, P.C. for review of the Company's financial statements included in its quarterly reports on Form 10-QSB were $2,000 during the period ended June 30, 2004 and $647 during the period ended June 30, 2003.

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