Form 10QSB/A
period 2003-09-30
PRINCETON ACQUISITIONS INC
filed 2006-05-24
CIK 773717

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

EXPLANATORY NOTE

This amended report on Form 10-QSB includes financial statements prepared by a PCAOB-registered auditor, Ronald R. Chadwick, P.C. The initial amendment, filed on March 1, 2006, also included financial statements which had been prepared by Ronald R. Chadwick, P.C. However, this amended report includes revisions to the financial statements contained in the previously filed amended Form 10-QSB. For more information, see Item 3, “Controls and Procedures.”

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

Sept. 30, 2003
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

 PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

(Unaudited)

			July 10, 1985
			(Inception of
	Three months	Three months	Dev. Stage)
	Ended	Ended	Through
	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2003

Revenue	$ -	$ -	$ -

Operating expenses:
General and administrative	-	-	140,700
Property write off			146,975
	-	-	287,675

Gain (loss) from operations	-	-	(287,675)

Other income (expense):
Gain on debt relief	-	-	128,122

Income (loss) before
provision for income taxes	-	-	(159,553)

Provision for income tax	-	-	-

Net income (loss)	$ -	$ -	$ (159,553)

Net income (loss) per share
(Basic and fully diluted)	$ -	$ -

Weighted average number of
common shares outstanding	36,287,500	36,287,500

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

(Unaudited)

			July 10, 1985
			(Inception of
	Three months	Three months	Dev. Stage)
	Ended	Ended	Through
	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2003

Cash Flows From Operating Activities:
Net income (loss)	$ -	$ -	$ (159,553)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Accrued payables			58,000
Property write off			146,975
Other write off			900
Gain on debt relief			(128,122)
Net cash provided by (used for)
operating activities	-	-	(81,800)

Cash Flows From Investing Activities:

Net cash provided by (used for)
investing activities	-	-	-

(Unaudited)

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

(Unaudited)

July 10, 1985
(Inception of
	Three months	Three months		Dev. Stage)
	Ended	Ended		Through
	Sept. 30, 2002	Sept. 30, 2003		Sept. 30, 2003

Cash Flows From Financing Activities:
Sales of common stock				20,000
Issuance of stock - reverse merger		-		61,800
Net cash provided by (used for)
financing activities	-	-	#	81,800

Net Increase (Decrease) In Cash	-	-		-

Cash At The Beginning Of The Period	-	-		-

Cash At The End Of The Period	$ -	$ -		$ -

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$ -	$ -		$ -
Cash paid for income taxes	$ -	$ -		$ -

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

Date:  May 24, 2006