Form 10QSB/A
period 2003-12-31
PRINCETON ACQUISITIONS INC
filed 2006-05-24
CIK 773717

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

Dec. 31, 2003
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

 PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

(Unaudited)

					July 10, 1985
					(Inception of
	Three months	Six months	Three months	Six months	Dev. Stage)
	Ended	Ended	Ended	Ended	Through
	Dec. 31, 2002	Dec. 31, 2002	Dec. 31, 2003	Dec. 31, 2003	Dec. 31, 2003

Revenue	$ -	$ -	$ -	$ -	$ -

Operating expenses:
General and administrative	-	-	-	-	140,700
Property write off					146,975
	-	-	-	-	287,675

Gain (loss) from operations	-	-	-	-	(287,675)

Other income (expense):
Gain on debt relief	-	-	-	-	128,122

Income (loss) before
provision for income taxes	-	-	-	-	(159,553)

Provision for income tax	-	-	-	-	-

Net income (loss)	$ -	$ -	$ -	$ -	$ (159,553)

Net income (loss) per share
(Basic and fully diluted)	$ -	$ -	$ -	$ -

Weighted average number of
common shares outstanding	36,287,500	36,287,500	36,287,500	36,287,500

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

			July 10, 1985
			(Inception of
	Six months	Six months	Dev. Stage)
	Ended	Ended	Through
	Dec. 31, 2002	Dec. 31, 2003	Dec. 31, 2003

Cash Flows From Operating Activities:
Net income (loss)	$ -	$ -	$ 159,553)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Accrued payables			58,000
Property write off			146,975
Other write off			900
Gain on debt relief			(128,122)
Net cash provided by (used for)
operating activities	-	-	(81,800)

Cash Flows From Investing Activities:

Net cash provided by (used for)
investing activities	-	-	-

(Continued on following page)

The accompanying notes are an integral part of the financial statements.

 PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

July 10, 1985
(Inception of
	Six months	Six months	Dev. Stage)
	Ended	Ended	Through
	Dec. 31, 2002	Dec. 31, 2003	Dec. 31, 2003

Cash Flows From Financing Activities:
Sales of common stock			20,000
Issuance of stock - reverse merger	-	-	61,800
Net cash provided by (used for)
financing activities	-	-	81,800

Net Increase (Decrease) In Cash	-	-	-

Cash At The Beginning Of The Period	-	-	-

Cash At The End Of The Period	$ -	$ -	$ -

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

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

Liquidity and Capital Resources

As of December 31, 2003, the Company remains in the development stage and has no current assets or current liabilities.

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