Form 10KSB/A
period 2002-06-30
PRINCETON ACQUISITIONS INC
filed 2006-05-26
CIK 773717

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

Transitional Small Business Disclosure Format (Check one):  Yes ___; No ___

EXPLANATORY NOTE

This amended report on Form 10-KSB/A includes financial statements audited by a PCAOB-registered auditor, Ronald R. Chadwick, P.C.  For additional information, see Item 8A, “Controls and Procedures.”

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

Plan of Operations

The Company was administratively dissolved and completely inactive from January 1, 1991 through September 24, 2004.  Since the date of its reinstatement, the Company has initiated the process of filing required tax returns, has completed the steps necessary to create an appropriate management structure, and has begun the process of completing and filing all required reports with the US Securities and Exchange Commission.  During the fiscal year ending June 30, 2003, the Company expects to initiate efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates.  The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

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

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Princeton Acquisitions, Inc.

Englewood, Colorado

I have audited the accompanying balance sheet of Princeton Acquisitions, Inc., a development stage company, as of June 30, 2002, and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2001 & 2002, and for the period from the inception of the development stage (July 10, 1985) through June 30, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Princeton Acquisitions, Inc. as of June 30, 2002, and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2001 & 2002, and for the period from the inception of the development stage (July 10, 1985) through June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying notes are an integral part of the financial statements

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

 STATEMENTS OF OPERATIONS

			July 10, 1985
			(Inception of
	For The Year	For The Year	Dev. Stage)
	Ended	Ended	Through
	June 30, 2001	June 30, 2002	June 30, 2002

Revenue	$ -	$ -	$ -

Operating expenses:
General and administrative			140,700
Property write off			146,975
	-	-	287,675

Income (loss) from operations	-	-	(287,675)

Other income (expense):
Gain on debt relief			128,122

Income (loss) before provision
for income taxes	-	-	(159,553)

Provision for income tax	-	-	-

Net income (loss)	$ -	$ -	$ (159,553)

Net income (loss) per share
(Basic and fully diluted)	$ -	$ -

Weighted average number of
common shares outstanding	36,287,500	36,287,500

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS' EQUITY

				Deficit
	Common Stock			Accumulated	Stock-
		Amount	Paid In	During The	holders'
	Shares	($.001 Par)	Capital	Dev. Stage	Equity

Balances at July 10, 1985 (Inception)	-	$ -	$ -	$ -	$ -

Retroactive restatement due to
reverse acquisition	22,995,000	22,995	53,858		76,853

Balances as restated	22,995,000	$ 22,995	$ 53,858	$ -	$ 76,853

Issuance of common stock -
reverse acquisition	9,292,500	9,293	53,407		62,700

Gain (loss) for the period				(267,675)	(267,675)

Balances at June 30, 1986	32,287,500	$ 32,288	$ 107,265	$ (267,675)	$ (128,122)

Sales of common stock	4,000,000	4,000	16,000		20,000

Gain (loss) for the year				(20,000)	(20,000)

Balances at June 30, 1987	36,287,500	$ 36,288	$ 123,265	$ (287,675)	$ (128,122)

Gain (loss) for the years
ended June 30, 1988 - 1990				-	-

Balances at June 30, 1990	36,287,500	$ 36,288	$ 123,265	$ (287,675)	$ (128,122)

Gain (loss) for the year				128,122	128,122

Balances at June 30, 1991	36,287,500	$ 36,288	$ 123,265	$ (159,553)	$ -

Gain (loss) for the years
ended June 30, 1992 - 2002				-	-

Balances at June 30, 2002	36,287,500	$ 36,288	$ 123,265	$ (159,553)	$ -

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

			July 10, 1985
			(Inception of
	For The Year	For The Year	Dev. Stage)
	Ended	Ended	Through
	June 30, 2001	June 30, 2002	June 30, 2002
Cash Flows From Operating Activities:
Net income (loss)	$ -	$ -	$ (159,553)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Accrued payables			58,000
Property write off			146,975
Other write offs			900
Gain on debt relief			(128,122)
Net cash provided by (used for)
operating activities	-	-	(81,800)

Cash Flows From Investing Activities:

Net cash provided by (used for)
investing activities	-	-	-

(Continued on following page)

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

July 10, 1985
(Inception of
	For The Year	For The Year	Dev. Stage)
	Ended	Ended	Through
	June 30, 2001	June 30, 2002	June 30, 2002

Cash Flows From Financing Activities:
Sales of common stock			20,000
Issuance of stock - reverse merger			61,800
Net cash provided by (used for)
financing activities	-	-	81,800

Net Increase (Decrease) In Cash	-	-	-

Cash At The Beginning Of The Period	-	-	-

Cash At The End Of The Period	$ -	$ -	$ -

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

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

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On or about February 3, 2006, the Company changed auditors.  On that date, the Company advised Tannenbaum & Company, P.C., 4155 E. Jewell Avenue, Denver, CO 80222, that it had been retroactively dismissed as the Company’s auditor for the fiscal years ending June 30, 2004 and 2005, and that it would not be appointed as the Company’s auditor for the fiscal year ending June 30, 2006.  Thereafter, on or about April 20, 2006, the Company advised Tannenbaum & Company, P.C., that it had also been retroactively dismissed as the Company’s auditor for the fiscal years ending June 30, 1986, through and including June 30, 2003.

On or about February 3, 2006, the Company engaged Ronald R. Chadwick, P.C., its principal accountant, as successor to Tannenbaum & Company, P.C., to re-audit the Company's financial statements for the fiscal years ended June 30, 2004 and June 30, 2005.  On or about the same date, the Company also engaged Ronald R. Chadwick, P.C., as its principal accountant for the fiscal year ending June 30, 2006. On or about April 1, 2006, the Company also engaged Ronald R. Chadwick, P.C. as its principal accountant, as successor to Tannenbaum & Company, P.C., to re-audit the Company’s financial statements for the fiscal years ended June 30, 1986, through and including June 30, 2003.

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

Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were not effective as of June 30, 2002, to provide reasonable assurance of the achievement of these objectives

The Company was notified, on or about January 20, 2006, that its previous auditor, Tannenbaum & Company, P.C., was not registered with the Public Company Accounting Oversight Board (“PCAOB”).

Subsequent to being notified that Tannenbaum & Company, P.C. was not registered with the PCAOB, the Company retroactively dismissed Tannenbaum & Company, P.C. as its auditor for the fiscal years ended June 30, 1986, through and including and June 30, 2005, and appointed Ronald R. Chadwick, P.C., as its auditor for those fiscal years as well as for the fiscal year ending June 30, 2006. The financial statements contained in this amended report on Form 10-KSB have been audited by the newly appointed auditor.

Except as noted above, there was no change in the Company's internal control over financial reporting during the fiscal year ended June 30, 2002, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Biographical Information

Frederick W.  Mahlke

Mr. Malhke has served as the President, Chief Financial Officer and a Director of the Company since February 1999.   Since 1990, Mr. Mahlke has been the Executive Vice President of Team Asset Management Corporation, a commercial and residential property management company based in Denver, Colorado.  For the past ten years, Mr. Mahlke has also worked as a Colorado court- appointed receiver on over forty properties and has also been appointed receiver for two California properties.   From November 1999 until November 2004, Mr. Mahlke was an officer and director of Great Expectations and Associates, Inc., a Colorado corporation which was a blind pool entity.  Mr. Mahlke resigned as an officer and director of Great Expectations and Associates, Inc., in November 2004, in conjunction with its completion of a share exchange transaction with Advaxis, Inc., a Delaware corporation.

Compliance With Section 16(a) of the Exchange Act.

As of the date of this report, Fred Mahlke, the Company’s sole officer and director, has filed on report on Form 3.

Code of Ethics

Princeton Acquisitions, Inc. has not yet adopted a code of ethics which applies to the chief executive officer, or principal financial and accounting officer or controller, or persons performing similar functions due to several factors. Princeton Acquisitions, Inc. is a reporting "blind pool" company whose shares have not yet traded.

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

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit-Related Fees

(1) Audit Fees.  The aggregate fees billed by RONALD R. CHADWICK, P.C. for the amended audit of the Company's annual financial statements were $647 for the fiscal year ended June 30, 2002, and $647 for the fiscal year ended June 30, 2001.  The aggregate fees billed by RONALD R. CHADWICK, P.C. for review of the Company's financial statements included in its quarterly reports on Form 10-QSB were $147 during the period ended June 30, 2002 and $147 during the period ended June 30, 2002.

(2) Audit-related Fees.  The Company was not billed any amounts by RONALD R. CHADWICK, P.C. for assurance and related services that were related to the audit or review of the Company's financial statements for the past two fiscal years.

(3) Tax Fees.  The aggregate fees billed by RONALD R. CHADWICK, P.C. for tax compliance, tax advice and tax planning were $0 for the fiscal year ended 2002. RONALD R. CHADWICK,

P.C., billed the Company a total of $0 for tax compliance, tax advice and tax planning for the fiscal year ending June 30, 2001.

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