Form 10QSB/A
period 2002-12-31
PRINCETON ACQUISITIONS INC
filed 2006-05-26
CIK 773717

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

PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

FINANCIAL STATEMENTS

Quarter Ended December 31, 2002

 PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

BALANCE SHEET

(Unaudited)

Dec. 31, 2002
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

 PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

(Unaudited)

					July 10, 1985
					(Inception of
	Three months	Six months	Three months	Six months	Dev. Stage)
	Ended	Ended	Ended	Ended	Through
	Dec. 31, 2001	Dec. 31, 2001	Dec. 31, 2002	Dec. 31, 2002	Dec. 31, 2002

Revenue	$ -	$ -	$ -	$ -	$ -

Operating expenses:
General and administrative	-	-	-	-	140,700
Property write off					146,975
	-	-	-	-	287,675

Gain (loss) from operations	-	-	-	-	(287,675)

Other income (expense):
Gain on debt relief	-	-	-	-	128,122

Income (loss) before
provision for income taxes	-	-	-	-	(159,553)

Provision for income tax	-	-	-	-	-

Net income (loss)	$ -	$ -	$ -	$ -	$ (159,553)

Net income (loss) per share
(Basic and fully diluted)	$ -	$ -	$ -	$ -

Weighted average number of
common shares outstanding	36,287,500	36,287,500	36,287,500	36,287,500

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

			July 10, 1985
			(Inception of
	Six months	Six months	Dev. Stage)
	Ended	Ended	Through
	Dec. 31, 2001	Dec. 31, 2002	Dec. 31, 2002

Cash Flows From Operating Activities:
Net income (loss)	$ -	$ -	$ (159,553)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Accrued payables			58,000
Property write off			146,975
Other write off			900
Gain on debt relief			(128,122)
Net cash provided by (used for)
operating activities	-	-	(81,800)

Cash Flows From Investing Activities:

Net cash provided by (used for)
investing activities	-	-	-

(Continued on following page)

The accompanying notes are an integral part of the financial statements.

 PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

July 10, 1985
(Inception of
	Six months	Six months	Dev. Stage)
	Ended	Ended	Through
	Dec. 31, 2001	Dec. 31, 2002	Dec. 31, 2002

Cash Flows From Financing Activities:
Sales of common stock			20,000
Issuance of stock - reverse merger	-	-	61,800
Net cash provided by (used for)
financing activities	-	-	81,800

Net Increase (Decrease) In Cash	-	-	-

Cash At The Beginning Of The Period	-	-	-

Cash At The End Of The Period	$ -	$ -	$ -

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

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

Plan of Operations

The Company was administratively dissolved on January 1, 1991, and was completely dormant and inactive from January 1, 1991 until September 24, 2004, when it was reinstated into good standing with the Colorado Secretary of State.  In conjunction with its reinstatement, the Company’s plan of operations is to initiate efforts to carry out its original business plan of seeking to locate a suitable business acquisition candidate and thereafter completing a business acquisition transaction.  The initial steps in this plan include arranging for the filing required tax returns, establishing an appropriate management structure, obtaining required audited and interim unaudited financial statements, completing and filing all required periodic reports with the US Securities and Exchange Commission, and initiating steps to locate a suitable business acquisition candidate.  The plan of operations for the remainder of the current fiscal year is to take these steps.  There is no assurance as to when or whether the Company will locate a suitable business acquisition candidate or complete a business acquisition transaction.  The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with carrying out the steps outlined above, and does not expect to generate revenues until after it completes a business acquisition.  Even following completion of a business acquisition transaction, there is no assurance as to how quickly the Company may begin to generate revenues or to operate at a profit.

Liquidity and Capital Resources

As of December 31, 2002, the Company remains in the development stage and has no current assets or current liabilities.

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

Results of Operations

During the period from July 10, 1985 (inception) through December 31, 2002, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation, and filing of its registration statement on Form 8-A under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate.  The Company received no revenues during this period.

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

Except as noted above, there was no change in the Company's internal control over financial reporting during the period ended December 31, 2002 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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