Form 10QSB/A
period 2003-03-31
PRINCETON ACQUISITIONS INC
filed 2006-05-26
CIK 773717

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

PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

FINANCIAL STATEMENTS

Quarter Ended March 31, 2003

 PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

BALANCE SHEET

(Unaudited)

Mar. 31, 2003
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

 PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

(Unaudited)

					July 10, 1985
					(Inception of
	Three months	Nine months	Three months	Nine months	Dev. Stage)
	Ended	Ended	Ended	Ended	Through
	Mar. 31, 2002	Mar. 31, 2002	Mar. 31, 2003	Mar. 31, 2003	Mar. 31, 2003

Revenue	$ -	$ -	$ -	$ -	$ -

Operating expenses:
General and administrative					140,700
Property write off					146,975
	-	-	-	-	287,675

Gain (loss) from operations	-	-	-	-	(287,675)

Other income (expense):
Gain on debt relief	-	-	-	-	128,122

Income (loss) before
provision for income taxes	-	-	-	-	(159,553)

Provision for income tax	-	-	-	-	-

Net income (loss)	$ -	$ -	$ -	$ -	$ (159,553)

Net income (loss) per share
(Basic and fully diluted)	$ -	$ -	$ -	$ -

Weighted average number of
common shares outstanding	36,287,500	36,287,500	36,287,500	36,287,500

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

 (Unaudited)

			July 10, 1985
			(Inception of
	Nine months	Nine months	Dev. Stage)
	Ended	Ended	Through
	Mar. 31, 2002	Mar. 31, 2003	Mar. 31, 2003

Cash Flows From Operating Activities:
Net income (loss)	$ -	$ -	$ (159,553)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Accrued payables			58,000
Property write off			146,975
Other write off			900
Gain on debt relief			(128,122)
Net cash provided by (used for)
operating activities	-	-	(81,800)

Cash Flows From Investing Activities:

Net cash provided by (used for)
investing activities	-	-	-

(Continued on following page)

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

 (Unaudited)

July 10, 1985
(Inception of
	Nine months	Nine months	Dev. Stage)
	Ended	Ended	Through
	Mar. 31, 2002	Mar. 31, 2003	Mar. 31, 2003

Cash Flows From Financing Activities:
Sales of common stock			20,000
Issuance of stock - reverse merger	-	-	61,800
Net cash provided by (used for)
financing activities	-	-	81,800

Net Increase (Decrease) In Cash	-	-	-

Cash At The Beginning Of The Period	-	-	-

Cash At The End Of The Period	$ -	$ -	$ -

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

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

Liquidity and Capital Resources

As of March 30, 2003, the Company remains in the development stage and has no current assets or current liabilities.

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

Results of Operations

During the period from July 10, 1985 (inception) through March 30, 2003, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 8-A under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate.  The Company received no revenues during this period.

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

Need for Additional Financing

During the remainder of the fiscal year ending June 30, 2003, the Company plans to continue efforts to locate a suitable business acquisition candidate and complete a business acquisition transaction, and also plans to remain current in its status as a fully-reporting Company under the Securities Exchange Act of 1934. In order to carry out these plans, the Company will require additional capital.  No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements or loans from current shareholders or through the private placement of sales of its shares.

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

Except as noted above, there was no change in the Company's internal control over financial reporting during the period ended March 31, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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