Form 10QSB/A
period 1986-03-31
PRINCETON ACQUISITIONS INC
filed 2006-06-23
CIK 773717

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

PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

FINANCIAL STATEMENTS

Quarter Ended March 31, 1986

 PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

BALANCE SHEET

(Unaudited)

Mar. 31, 1986
ASSETS

Total Assets	$ -

LIABILITIES
& STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$ 128,122

Total current liabilities	128,122

Total Liabilities	128,122

Stockholders' Equity
Preferred stock, $1 par value;
50,000,000 shares authorized;
none issued and outstanding	-
Common stock, $.001 par value;
100,000,000 shares authorized;
32,287,500 shares issued and outstanding	32,288
Additional paid in capital	107,265
Deficit accumulated during the development stage	(267,675)

Total Stockholders' Equity	(128,122)

Total Liabilities and Stockholders' Equity	$ -

The accompanying notes are an integral part of the financial statements.

 PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

(Unaudited)

July 10, 1985
(Inception of
Dev. Stage)
Through
Mar. 31, 1986

Revenue	$ -

Operating expenses:
General and administrative	120,700
Property write off	146,975
267,675

Income (loss) from operations	(267,675)

Other income (expense):	-

Income (loss) before provision
for income taxes	(267,675)

Provision for income tax	-

Net income (loss)	$ (267,675)

Net income (loss) per share
(Basic and fully diluted)	$ (0.02)

Weighted average number of
common shares outstanding	10,762,500

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

 (Unaudited)

July 10, 1985
(Inception of
Dev. Stage)
Through
Mar. 31, 1986
Cash Flows From Operating Activities:
Net income (loss)	$ (267,675)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Accrued payables	58,000
Property write off	146,975
Other write offs	900
Net cash provided by (used for)
operating activities	(61,800)

Cash Flows From Investing Activities:

Net cash provided by (used for)
investing activities	-

(Continued on following page)

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

 (Unaudited)

July 10, 1985
(Inception of
Dev. Stage)
Through
Mar. 31, 1986

Cash Flows From Financing Activities:

Issuance of stock - reverse merger	61,800
Net cash provided by (used for)
financing activities	61,800

Net Increase (Decrease) In Cash	-

Cash At The Beginning Of The Period	-

Cash At The End Of The Period	$ -

Schedule Of Non-Cash Investing And Financing Activities

In third quarter end Mar. 31, 1986 the Company issued 776,500 shares and assumed payables of $70,122 in exchange for mineral property claims valued at $146,975.

Supplemental Disclosure

Cash paid for interest	$ -
Cash paid for income taxes	$ -

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

Liquidity and Capital Resources

As of March 30, 1986, the Company remains in the development stage and has no current assets and current liabilities of $128,122.

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

Results of Operations

During the period from July 10, 1985 (inception) through March 30, 1986, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 8-A under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate.  The Company received no revenues during this period.

The Company has experienced a net loss of $(287,675) since inception. The net loss is the result of expenses incurred to maintain its corporate existence and comply with SEC reporting requirements. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

Need for Additional Financing

During the remainder of the fiscal year ending June 30, 1986, the Company plans to continue efforts to locate a suitable business acquisition candidate and complete a business acquisition transaction, and also plans to remain current in its status as a fully-reporting Company under the Securities Exchange Act of 1934. In order to carry out these plans, the Company will require additional capital.  No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements or loans from current shareholders or through the private placement of sales of its shares.

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

Except as noted above, there was no change in the Company's internal control over financial reporting during the period ended March 31, 1986, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date:  June 23, 2006