Form 10KSB/A
period 1986-06-30
PRINCETON ACQUISITIONS INC
filed 2006-06-23
CIK 773717

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

Plan of Operations

The Company was administratively dissolved and completely inactive from January 1, 1991 through September 24, 2004.  Since the date of its reinstatement, the Company has initiated the process of filing required tax returns, has completed the steps necessary to create an appropriate management structure, and has begun the process of completing and filing all required reports with the US Securities and Exchange Commission.  During the fiscal year ending June 30, 1987, the Company expects to initiate efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates.  The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

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

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Princeton Acquisitions, Inc.

Englewood, Colorado

I have audited the accompanying consolidated balance sheet of Princeton Acquisitions, Inc., a development stage company, as of June 30, 1986, and the related consolidated statements of operations, stockholders' equity, and cash flows for the period from the inception of the development stage (July 10, 1985) through June 30, 1986. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Princeton Acquisitions, Inc. as of June 30, 1986, and the related consolidated statements of operations, stockholders' equity, and cash flows for the period from the inception of the development stage (July 10, 1985) through June 30, 1986 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company suffered recurring losses from operations and has a working capital deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying notes are an integral part of the financial statements

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

 STATEMENTS OF OPERATIONS

July 10, 1985
(Inception of
Dev. Stage)
Through
June 30, 1986

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

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

July 10, 1985
(Inception of
Dev. Stage)
Through
June 30, 1986
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

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

July 10, 1985
(Inception of
Dev. Stage)
Through
June 30, 1986

Cash Flows From Financing Activities:

Issuance of stock - reverse merger	61,800
Net cash provided by (used for)
financing activities	61,800

Net Increase (Decrease) In Cash	-

Cash At The Beginning Of The Period	-

Cash At The End Of The Period	$ -

Schedule Of Non-Cash Investing And Financing Activities

In fiscal year end June 30, 1986 the Company issued 776,500 shares and assumed payables of $70,122 in exchange for mineral property claims valued at $146,975.

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

NOTE 2.

REVERSE ACQUISITION

On February 24, 1986 Princeton Acquisitions, Inc. entered into a common stock exchange agreement (the "Agreement") with North Shore Holding Company, Inc., acquiring 100% of the outstanding common stock of North Shore Holding Company, Inc. through the issuance of 22,995,000 shares of its common stock with no readily available market price. The transaction was accounted for as a reverse acquisition as the shareholders of North Shore Holding Company, Inc. retained the majority of the outstanding common stock of Princeton Acquisitions, Inc. after the share exchange. Effective with the Agreement, the Company's stockholders' equity was recapitalized as that of North Shore Holding Company, Inc., or $76,583, while 100% of the assets and liabilities of Princeton Acquisitions, Inc. were recorded as being acquired in the reverse merger for its outstanding common shares (9,292,500) on the merger date.

The reverse acquisition took place after the completion by Princeton Acquisitions, Inc. of a public stock offering in January 1986, whereby Princeton Acquisitions, Inc. sold 4,494,500 units to the public at $.02 per unit. Each unit consisted of one share of common

PRINCETON ACQUISITIONS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.

REVERSE ACQUISITION (Continued):

stock, and one warrant to purchase one share of common stock at an exercise price of $.10 per share commencing sixty days after the closing of the offering and ending one year hence. All warrants subsequently expired in 1987 unexercised.

Subsequent to the February 24, 1986 recapitalization, Princeton Acquisitions, Inc. and North Shore Holding Company, Inc. remained separate legal entities (with Princeton Acquisitions, Inc. as the parent of North Shore Holding Company, Inc.)

If Princeton Acquisitions, Inc.'s net loss of $25,290 for the period from July 10, 1985 through February 24, 1986 is combined with the Company's net loss of $267,675 for the period from July 10, 1985 through June 30, 1986 the pro forma results are as follows:

Pro forma net income (loss)

$   (292,965)

Pro forma net income (loss) per share

$          (.02)

Pro forma weighted average common

shares outstanding

14,711,250

NOTE 3.

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

Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were not effective as of June 30, 1986, to provide reasonable assurance of the achievement of these objectives.

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

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Information regarding the directors and executive officers currently serving the Company as of the date of filing this report on Form 10-KSB, and the directors and executive officers serving the Company as of its fiscal year ending June 30, 1986, is as follows:

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

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of the end of the Company's 1986 fiscal year, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company.  Also included are the shares held by all executive officers and directors as a group.

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

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit-Related Fees

(1) Audit Fees.  The aggregate fees billed by RONALD R. CHADWICK, P.C. for the amended audit of the Company's annual financial statements were $647 for the fiscal year ended June 30, 1986.  The aggregate fees billed by RONALD R. CHADWICK, P.C. for review of the Company's financial statements included in its quarterly reports on Form 10-QSB were $147 during the period ended June 30, 1986.

(2) Audit-related Fees.  The Company was not billed any amounts by RONALD R. CHADWICK, P.C. for assurance and related services that were related to the audit or review of the Company's financial statements for the past fiscal year.

(3) Tax Fees.  The aggregate fees billed by RONALD R. CHADWICK, P.C. for tax compliance, tax advice and tax planning were $0 for the fiscal year ended 1986. RONALD R

(4) All other fees.  The Company was not billed any amounts by RONALD R. CHADWICK, P.C. for any products and services other than the foregoing during the past fiscal year.

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