Form 10QSB/A
period 1986-12-31
PRINCETON ACQUISITIONS INC
filed 2006-06-23
CIK 773717

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

PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

FINANCIAL STATEMENTS

Quarter Ended December 31, 1986

 PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

BALANCE SHEET

(Unaudited)

Dec. 31, 1986
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

 PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

(Unaudited)

		July 10, 1985			July 10, 1985
		(Inception of			(Inception of
	Three months	Dev. Stage)	Three months	Six months	Dev. Stage)
	Ended	Through	Ended	Ended	Through
	Dec. 31, 1985	Dec. 31, 1985	Dec. 31, 1986	Dec. 31, 1986	Dec. 31, 1986

Revenue	$ -	$ -	$ -	$ -	$ -

Operating expenses:
General and administrative	-	-	-	-	120,700
Property write off					146,975
	-	-	-	-	267,675

Gain (loss) from operations	-	-	-	-	(267,675)

Other income (expense):	-	-	-	-	-

Income (loss) before
provision for income taxes	-	-	-	-	(267,675)

Provision for income tax	-	-	-	-	-

Net income (loss)	$ -	$ -	$ -	$ -	$ (267,675)

Net income (loss) per share
(Basic and fully diluted)	$ -	$ -	$ -	$ -

Weighted average number of
common shares outstanding	4,800,000	4,800,000	32,287,500	32,287,500

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

	July 10, 1985		July 10, 1985
	(Inception of		(Inception of
	Dev. Stage)	Six months	Dev. Stage)
	Through	Ended	Through
	Dec. 31, 1985	Dec. 31, 1986	Dec. 31, 1986

Cash Flows From Operating Activities:
Net income (loss)	$ -	$ -	$ (267,675)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Accrued payables			58,000
Property write off			146,975
Other write off			900
Net cash provided by (used for)
operating activities	-	-	(61,800)

Cash Flows From Investing Activities:

Net cash provided by (used for)
investing activities	-	-	-

(Continued on following page)

The accompanying notes are an integral part of the financial statements.

 PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

	July 10, 1985		July 10, 1985
	(Inception of		(Inception of
	Dev. Stage)	Six months	Dev. Stage)
	Through	Ended	Through
	Dec. 31, 1985	Dec. 31, 1986	Dec. 31, 1986

Cash Flows From Financing Activities:

Issuance of stock - reverse merger		-	61,800
Net cash provided by (used for)
financing activities	-	-	61,800

Net Increase (Decrease) In Cash	-	-	-

Cash At The Beginning Of The Period	-	-	-

Cash At The End Of The Period	$ -	$ -	$ -

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

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

Liquidity and Capital Resources

As of December 31, 1986, the Company remains in the development stage and has no current assets and current liabilities of $128,122.

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

Results of Operations

During the period from July 10, 1985 (inception) through December 31, 1986, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation, and filing of its registration statement on Form 8-A under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate.  The Company received no revenues during this period.

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

Except as noted above, there was no change in the Company's internal control over financial reporting during the period ended December 31, 1986 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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