Form 10KSB/A
period 1987-06-30
PRINCETON ACQUISITIONS INC
filed 2006-06-23
CIK 773717

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

Plan of Operations

The Company was administratively dissolved and completely inactive from January 1, 1991 through September 24, 2004.  Since the date of its reinstatement, the Company has initiated the process of filing required tax returns, has completed the steps necessary to create an appropriate management structure, and has begun the process of completing and filing all required reports with the US Securities and Exchange Commission.  During the fiscal year ending June 30, 1988, the Company expects to initiate efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates.  The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

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

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Princeton Acquisitions, Inc.

Englewood, Colorado

I have audited the accompanying consolidated balance sheet of Princeton Acquisitions, Inc., a development stage company, as of June 30, 1987, and the related consolidated statements of operations, stockholders' equity, and cash flows for the period from the inception of the development stage (July 10, 1985) through June 30, 1986, for the year ended June 30, 1987, and for the period from the inception of the development stage (July 10, 1985) through June 30, 1987. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Princeton Acquisitions, Inc. as of June 30, 1987, and the related consolidated statements of operations, stockholders' equity, and cash flows for the period from the inception of the development stage (July 10, 1985) through June 30, 1986, for the year ended June 30, 1987, and for the period from the inception of the development stage (July 10, 1985) through June 30, 1987 in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying notes are an integral part of the financial statements

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

 STATEMENTS OF OPERATIONS

	July 10, 1985		July 10, 1985
	(Inception of		(Inception of
	Dev. Stage)	For The Year	Dev. Stage)
	Through	Ended	Through
	June 30, 1986	June 30, 1987	June 30, 1987

Revenue	$ -	$ -	$ -

Operating expenses:
General and administrative	120,700	20,000	140,700
Property write off	146,975		146,975
	267,675	20,000	287,675

Income (loss) from operations	(267,675)	(20,000)	(287,675)

Other income (expense):	-	-	-

Income (loss) before provision
for income taxes	(267,675)	(20,000)	(287,675)

Provision for income tax	-	-	-

Net income (loss)	$ (267,675)	$ (20,000)	$ (287,675)

Net income (loss) per share
(Basic and fully diluted)	$ (0.02)	$ (0.00)

Weighted average number of
common shares outstanding	10,762,500	33,954,167

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

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

	July 10, 1985		July 10, 1985
	(Inception of		(Inception of
	Dev. Stage)	For The Year	Dev. Stage)
	Through	Ended	Through
	June 30, 1986	June 30, 1987	June 30, 1987
Cash Flows From Operating Activities:
Net income (loss)	$ (267,675)	$ (20,000)	$ (287,675)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Accrued payables	58,000		58,000
Property write off	146,975		146,975
Other write offs	900		900
Net cash provided by (used for)
operating activities	(61,800)	(20,000)	(81,800)

Cash Flows From Investing Activities:

Net cash provided by (used for)
investing activities	-	-	-

(Continued on following page)

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

	July 10, 1985		July 10, 1985
	(Inception of		(Inception of
	Dev. Stage)	For The Year	Dev. Stage)
	Through	Ended	Through
	June 30, 1986	June 30, 1987	June 30, 1987

Cash Flows From Financing Activities:
Sales of common stock		20,000	20,000
Issuance of stock - reverse merger	61,800		61,800
Net cash provided by (used for)
financing activities	61,800	20,000	81,800

Net Increase (Decrease) In Cash	-	-	-

Cash At The Beginning Of The Period	-	-	-

Cash At The End Of The Period	$ -	$ -	$ -

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

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets (An Amendment of APB No. 29)”. SFAS 153 amends Opinion 29 to eliminate the fair value accounting exception for nonmonetary exchanges of similar productive assets, and replaces that exception with a general exception for nonmonetary assets that do not have commercial substance. The Company has adopted the provisions of SFAS No. 153, which are effective in general for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

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

Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were not effective as of June 30, 1987, to provide reasonable assurance of the achievement of these objectives.

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

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of the end of the Company's  1987 fiscal year, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company.  Also included are the shares held by all executive officers and directors as a group.

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

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit-Related Fees

(1) Audit Fees.  The aggregate fees billed by RONALD R. CHADWICK, P.C. for the amended audit of the Company's annual financial statements were $647 for the fiscal year ended June 30, 1987, and $647 for the fiscal year ended June 30, 1986.  The aggregate fees billed by RONALD R. CHADWICK, P.C. for review of the Company's financial statements included in its quarterly reports on Form 10-QSB were $147 during the period ended June 30, 1987 and $147 during the period ended June 30, 1986.

(2) Audit-related Fees.  The Company was not billed any amounts by RONALD R. CHADWICK, P.C. for assurance and related services that were related to the audit or review of the Company's financial statements for the past two fiscal years.

(3) Tax Fees.  The aggregate fees billed by RONALD R. CHADWICK, P.C. for tax compliance, tax advice and tax planning were $0 for the fiscal year ended 1987. RONALD R. CHADWICK, P.C., billed the Company a total of $0 for tax compliance, tax advice and tax planning for the fiscal year ending June 30, 1986.

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