Form 10KSB
period 2006-06-30
PRINCETON ACQUISITIONS INC
filed 2006-09-08
CIK 773717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

X__ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

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

(Issuers involved in bankruptcy proceedings during the past five years): Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes __ No __

(Applicable only to corporate registrants): State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 58,563,900 as of June 30, 2006.

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

INDEX

PART I

5

ITEM 1.

DESCRIPTION OF BUSINESS.

5

ITEM 2.

 DESCRIPTION OF PROPERTY.

16

ITEM 3.

LEGAL PROCEEDINGS.

16

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

16

PART II

16

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

16

ITEM 6.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

20

BALANCE SHEET

21

STATEMENTS OF OPERATIONS

22

STATEMENT OF STOCKHOLDERS' EQUITY

23

STATEMENTS OF CASH FLOWS

25

STATEMENTS OF CASH FLOWS

26

NOTES TO FINANCIAL STATEMENTS

27

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  30

ITEM  8A.

CONTROLS AND PROCEDURES.

30

ITEM 8B.

OTHER INFORMATION.

30

PART III

31

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.  31

ITEM 10.

EXECUTIVE COMPENSATION.

32

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

32

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

33

ITEM 13.

EXHIBITS

33

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

34

SIGNATURES

35

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

As of the end of its fiscal year ending June 30, 2006, the Company remained in the development stage.  Its business plan is to evaluate, structure, and complete a merger with, or acquisition of, a private company seeking to acquire the controlling interest in a public company.  Except as described above, the Company's only activities have been organizational ones, directed at developing its business plan and raising its initial capital. The Company has not commenced any commercial operations. The Company has no full-time employees and owns no real estate.  As of the end of its fiscal year ending June 30, 2006, the Company had not identified any business opportunity that it planned to pursue, nor had the Company reached any agreement or definitive understanding with any person concerning an acquisition. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended 2006.

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

ITEM 6.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Liquidity and Capital Resources

As of June 30, 2006, the Company remains in the development stage. For the fiscal year ended June 30, 2006, the Company's balance sheet reflects current and total assets of $ 0, and current liabilities of $ 81,670. In order to carry out its plan of business as discussed above, the Company will require additional capital.  There is no assurance that such capital will be available.

Plan of Operations

For the fiscal year ending June 30, 2007, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates.  The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

Need for Additional Financing

During the fiscal year ending June 30, 2007, the Company plans to continue with efforts to seek, investigate, and, if warranted, acquire one or more properties or businesses. The Company also plans to continue to file all required periodical reports and to maintain its status as a fully reporting Company under the Securities Exchange Act of 1934. In order to proceed with its plans for the next year, the Company will require additional capital in order to meet its cash needs. This includes cash for payment of the costs associated with maintaining compliance with the ongoing reporting requirements of the Securities Exchange Act of 1934, as amended, as well as payment for any costs the Company may incur in seeking business opportunities. No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements from current shareholders without issuance of additional shares or other securities, or through the private placement of restricted securities rather than through a public offering. The

Company may also seek to compensate providers of services by issuances of stock in lieu of cash. For information as to the Company's policy in regard to payment for consulting services, see "Certain Relationships and Transactions."

ITEM 7.

FINANCIAL STATEMENTS.

See following pages.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado  80014

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Princeton Acquisitions, Inc.

Englewood, Colorado

I have audited the accompanying balance sheet of Princeton Acquisitions, Inc., a development stage company, as of June 30, 2006, and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2005 and June 30, 2006, and for the period from the inception of the development stage (July 10, 1985) through June 30, 2006. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Princeton Acquisitions, Inc. as of June 30, 2006, and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2005 and June 30, 2006, and for the period from the inception of the development stage (July 10, 1985) through June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado	Ronald R. Chadwick, P.C.
August 16, 2006	RONALD R. CHADWICK, P.C.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

BALANCE SHEET

June 30, 2006
ASSETS

Total Assets	$ -

LIABILITIES
& STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$ 12,655
Accounts payable - related party	69,015

Total current liabilities	81,670

Total Liabilities	81,670

Stockholders' Equity
Preferred stock, $1 par value;
50,000,000 shares authorized;
none issued and outstanding	-
Common stock, $.001 par value;
100,000,000 shares authorized;
58,563,900 shares issued and outstanding	58,564
Additional paid in capital	112,127
Deficit accumulated during the development stage	(252,361)

Total Stockholders' Equity	(81,670)

Total Liabilities and Stockholders' Equity	$ -

The accompanying notes are an integral part of the financial statements

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

 STATEMENTS OF OPERATIONS

			July 10, 1985
			(Inception of
	For The Year	For The Year	Dev. Stage)
	Ended	Ended	Through
	June 30, 2005	June 30, 2006	June 30, 2006

Revenue	$ -	$ -	$ -

Operating expenses:
General and administrative	51,005	41,803	233,508
Property write off			146,975
	51,005	41,803	380,483

Income (loss) from operations	(51,005)	(41,803)	(380,483)

Other income (expense):
Gain on debt relief			128,122

Income (loss) before provision
for income taxes	(51,005)	(41,803)	(252,361)

Provision for income tax	-	-	-

Net income (loss)	$ (51,005)	$ (41,803)	$ (252,361)

Net income (loss) per share
(Basic and fully diluted)	$ (0.00)	$ (0.00)

Weighted average number of
common shares outstanding	47,425,700	58,563,900

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS' EQUITY

				Deficit
	Common Stock			Accumulated	Stock-
		Amount	Paid In	During The	holders'
	Shares	($.001 Par)	Capital	Dev. Stage	Equity

Balances at July 10, 1985 (Inception)	-	$ -	$ -	$ -	$ -

Retroactive restatement due to
reverse acquisition	22,995,000	22,995	53,858		76,853

Balances as restated	22,995,000	$ 22,995	$ 53,858	$ -	$ 76,853

Issuance of common stock -
reverse acquisition	9,292,500	9,293	53,407		62,700

Gain (loss) for the period				(267,675)	(267,675)

Balances at June 30, 1986	32,287,500	$ 32,288	$ 107,265	$ (267,675)	$(128,122)

Sales of common stock	4,000,000	4,000	16,000		20,000

Gain (loss) for the year				(20,000)	(20,000)

Balances at June 30, 1987	36,287,500	$ 36,288	$ 123,265	$ (287,675)	$(128,122)

Gain (loss) for the years
ended June 30, 1988 - 1990				-	-

Balances at June 30, 1990	36,287,500	$ 36,288	$ 123,265	$ (287,675)	$(128,122)

Gain (loss) for the year				128,122	128,122

Balances at June 30, 1991	36,287,500	$ 36,288	$ 123,265	$ (159,553)	$ -

Gain (loss) for the years
ended June 30, 1992 - 2004				-	-

Balances at June 30, 2004	36,287,500	$ 36,288	$ 123,265	$ (159,553)	$ -

Sales of common stock	22,276,400	22,276	(11,138)		11,138

Gain (loss) for the year				(51,005)	(51,005)

Balances at June 30, 2005	58,563,900	$ 58,564	$ 112,127	$ (210,558)	$ (39,867)

Gain (loss) for the year				(41,803)	(41,803)

Balances at June 30, 2006	58,563,900	58,564	112,127	(252,361)	(81,670)

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

			July 10, 1985
			(Inception of
	For The Year	For The Year	Dev. Stage)
	Ended	Ended	Through
	June 30, 2005	June 30, 2006	June 30, 2006
Cash Flows From Operating Activities:
Net income (loss)	$ (51,005)	$ (41,803)	$ (252,361)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Accrued payables		12,655	70,655
Accrued payables - related party	39,867	29,148	69,015
Property write off			146,975
Other write offs			900
Gain on debt relief			(128,122)
Net cash provided by (used for)
operating activities	(11,138)	-	(92,938)

Cash Flows From Investing Activities:

Net cash provided by (used for)
investing activities	-	-	-

(Continued on Following Page)

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

July 10, 1985
(Inception of
	For The Year	For The Year	Dev. Stage)
	Ended	Ended	Through
	June 30, 2005	June 30, 2006	June 30, 2006

Cash Flows From Financing Activities:
Sales of common stock	11,138		31,138
Issuance of stock - reverse merger			61,800
Net cash provided by (used for)
financing activities	11,138	-	92,938

Net Increase (Decrease) In Cash	-	-	-

Cash At The Beginning Of The Period	-	-	-

Cash At The End Of The Period	$ -	$ -	$ -

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

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

In August 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard (“SFAS”) No. 154, “Accounting Changes and Error Corrections." SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, requiring in general retrospective application to prior periods' financial statements of changes in accounting principle. The Company has adopted the provisions of SFAS No. 154 which are effective for accounting changes and corrections of errors beginning after December 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

In March 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments." SFAS 155 resolves certain accounting issues related to various hybrid financial instruments. The Company has adopted the provisions of SFAS No. 155 which are effective for fiscal years beginning after September 15, 2006. The adoption did not have a material effect on the results of operations of the Company.

 PRINCETON ACQUISITIONS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

In June 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 156, “Accounting for Servicing of Financial Assets." SFAS 156 addresses accounting issues related to separately recognized servicing assets and servicing liabilities. The Company has adopted the provisions of SFAS No. 156 which are effective for fiscal years beginning after September 15, 2006. The adoption did not have a material effect on the results of operations of the Company.

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

The change of auditors was previously reported in a filing on Form 8-K dated February 3, 2006, which was filed with the Securities and Exchange Commission on February 17, 2006, and in subsequent amended filings to the Company’s required reports.

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

Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of June 30, 2006, to provide reasonable assurance of the achievement of these objectives

There was no change in the Company's internal control over financial reporting during the fiscal year ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit-Related Fees

(1) Audit Fees.  The aggregate fees billed by RONALD R. CHADWICK, P.C. for the amended audit of the Company's annual financial statements were $3,000 for the fiscal year ended June 30, 2006, and $2,000 for the fiscal year ended June 30, 2005.  The aggregate fees billed by RONALD R. CHADWICK, P.C. for review of the Company's financial statements included in its quarterly reports on Form 10-QSB were $4,500 during the period ended June 30, 2006 and $4,500 during the period ended June 30, 2005.

(2) Audit-related Fees.  The Company was not billed any amounts by RONALD R. CHADWICK, P.C. for assurance and related services that were related to the audit or review of the Company's financial statements for the past two fiscal years.

(3) Tax Fees.  The aggregate fees billed by RONALD R. CHADWICK, P.C. for tax compliance, tax advice and tax planning were $ 0 for the fiscal year ended 2006. RONALD R. CHADWICK, P.C., billed the Company a total of $ 0 for tax compliance, tax advice and tax planning for the fiscal year ending June 30, 2005.

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

Date:  September 8, 2006