Form 10KSB/A
period 2006-06-30
PRINCETON ACQUISITIONS INC
filed 2006-12-08
CIK 773717

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

Explanatory Note:  This amended 10-KSB is being filed to revise the previous discussion on Controls and Procedures, Item 8A.

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

31

PART III

31

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.  31

ITEM 10.

EXECUTIVE COMPENSATION.

33

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

33

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

34

ITEM 13.

EXHIBITS

34

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

35

SIGNATURES

36

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

ITEM  8A.

CONTROLS AND PROCEDURES.

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")).  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and principal accounting officer also concluded that our disclosure controls and procedures were effective as of June 30, 2006 to provide reasonable assurance of achieving the objectives of timely accumulating and communicating material information required to be included in our periodic SEC reports to management and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.

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