Form 10QSB/A
period 2006-12-31
PRINCETON ACQUISITIONS INC
filed 2007-02-20
CIK 773717

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

EXPLANATORY NOTE: This amendment on Form 10-QSB/A is being filed to correct errors in the previously filed balance sheet.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant as of and for the period ending December 31, 2006 follow.

PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

FINANCIAL STATEMENTS

Quarter Ended December 31, 2006

 PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

BALANCE SHEET

 (Unaudited)

Dec. 31, 2006
ASSETS

Total Assets	$ -

LIABILITIES
& STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$ 6,378
Accounts payable - related party	87,080

Total current liabilities	93,458

Total Liabilities	93,458

Stockholders' Equity
Preferred stock, $1 par value;
50,000,000 shares authorized;
none issued and outstanding	-
Common stock, $.001 par value;
100,000,000 shares authorized;
58,563,900 shares issued and outstanding	58,564
Additional paid in capital	112,127
Deficit accumulated during the development stage	(264,149)

Total Stockholders' Equity	(93,458)

Total Liabilities and Stockholders' Equity	$ -

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

Date:  February 19, 2007