Form 10QSB
period 2007-03-31
PRINCETON ACQUISITIONS INC
filed 2007-05-22
CIK 773717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 58,563,900 as of March 31, 2007.

Transitional Small Business Disclosure Format (Check one):  Yes __ No X

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of the registrant as of and for the period ending March 31, 2007 follow.

PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

FINANCIAL STATEMENTS

Quarter Ended March 31, 2007

 PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

BALANCE SHEET

 (Unaudited)

Mar. 31, 2007
ASSETS

Current assets
Cash	$ -
Total current assets	-

Total Assets	$ -

LIABILITIES
& STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$ 1,500
Accounts payable - related party	89,580
Total current liabilities	91,080

Total Liabilities	91,080

Stockholders' Equity
Preferred stock, $1 par value;
50,000,000 shares authorized;
none issued and outstanding	-
Common stock, $.001 par value;
100,000,000 shares authorized;
58,563,900 shares issued and outstanding	58,564
Additional paid in capital	115,137
Deficit accumulated during the development stage	(264,781)

Total Stockholders' Equity	(91,080)

Total Liabilities and Stockholders' Equity	$ -

The accompanying notes are an integral part of the financial statements.

 PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATONS

(Unaudited)

					July 10, 1985
					(Inception of
	Three months	Nine months	Three months	Nine months	Dev. Stage)
	Ended	Ended	Ended	Ended	Through
	Mar. 31, 2006	Mar. 31, 2006	Mar. 31, 2007	Mar. 31, 2007	Mar. 31, 2007

Revenue	$ -	$ -	$ -	$ -	$ -

Operating expenses:
General and administrative	13,408	19,802	632	12,420	245,928
Property write off					146,975
	13,408	19,802	632	12,420	392,903

Gain (loss) from operations	(13,408)	(19,802)	(632)	(12,420)	(392,903)

Other income (expense):
Gain on debt relief	-	-	-	-	128,122

Income (loss) before
provision for income taxes	(13,408)	(19,802)	(632)	(12,420)	(264,781)

Provision for income tax	-	-	-	-	-

Net income (loss)	$ (13,408)	$ (19,802)	$ (632)	$ (12,420)	$ (264,781)

Net income (loss) per share
(Basic and fully diluted)	$ (0)	$ (0)	$ (0)	$ (0)

Weighted average number of
common shares outstanding	58,563,900	58,563,900	58,563,900	58,563,900

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

 (Unaudited)

			July 10, 1985
			(Inception of
	Nine months	Nine months	Dev. Stage)
	Ended	Ended	Through
	Mar. 31, 2006	Mar. 31, 2007	Mar. 31, 2007

Cash Flows From Operating Activities:
Net income (loss)	$ (19,802)	$ (12,420)	$ (264,781)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Accrued payables		(11,155)	59,500
Accrued payables - related party	19,802	20,565	89,580
Property write off			146,975
Other write off			900
Gain on debt relief			(128,122)
Net cash provided by (used for)
operating activities	-	(3,010)	(95,948)

Cash Flows From Investing Activities:

Net cash provided by (used for)
investing activities	-	-	-

Continued on the following page

PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

 (Unaudited)

				July 10, 1985
				(Inception of
	Nine months	Nine months		Dev. Stage)
	Ended	Ended		Through
	Mar. 31, 2006	Mar. 31, 2007		Mar. 31, 2007

Cash Flows From Financing Activities:
Sales of common stock	11,138			31,138
Paid in capital - related party		3,010		3010
Issuance of stock - reverse merger	-	-		61,800
Net cash provided by (used for)
financing activities	11,138	3,010	#	95,948

Net Increase (Decrease) In Cash	11,138	-		-

Cash At The Beginning Of The Period	-	-		-

Cash At The End Of The Period	$ 11,138	$ -		$ -

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$ -	$ -		$ -
Cash paid for income taxes	$ -	$ -		$ -

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

NOTE 2.  SHAREHOLDERS’ EQUITY (DEFICIT)

On February 21, 2007 Inverness Investments, Inc. (“Inverness”), a Colorado corporation owned and controlled by Earnest Mathis, Jr. entered into Stock Purchase Option Agreements (“Option Agreements”) with Frederick Mahlke, the Company’s President, and Miles Wynn who own 1,000,000 and 46,745,400 shares of the Company’s common stock, respectively. Pursuant to the Option Agreements, Inverness acquired irrevocable options (the “Options”) to purchase 39,733,590 and 850,000 shares, respectively, of the Company’s common stock from Messrs. Mahlke and Wynn that upon exercise would constitute an aggregate of 69.30% of the currently issued and outstanding shares of the Company’s common stock. The Options are for an initial period of 120 days with the right to extend the exercise period for up to an additional 270 days, at the election of Inverness.

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

Liquidity and Capital Resources

As of March 31, 2007, the Company remains in the development stage.  For the period ended March 31, 2007, the Company’s balance sheet reflects total assets of $ 0, and total current liabilities of $ 91,080, of which $89,580 is an amount due to a shareholder who has paid professional fees incident to maintaining corporate existence on the Company’s behalf.  There are no specific repayment terms and no interest is charged.

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

Results of Operations

During the period from July 10, 1985 (inception) through March 31, 2007, the Company has engaged in no significant operations other than organizational activities, acquisition of capital through sale of securities to the public pursuant to a registration statement on Form S-18 under the Securities Act of 1933, preparation and filing of its registration statement on Form 8-A under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate.  No revenues were received by the Company during this period.

The Company experienced a net loss of $ 632 for the three months ended March 31, 2007, and a net loss of $ 12,420 for the nine months ended March 31, 2007. The net losses for each of these periods were the result of expenses incurred to maintain its corporate existence and comply with SEC reporting requirements. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination.  Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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

Under the terms of Stock Purchase Option Agreements dated February 21, 2007, entered into with Fred Mahlke, the Company’s President and sole director, and Miles Wynn, the Company’s majority shareholder, Inverness Investments, Inc., a Colorado corporation, has acquired options to purchase a total of up to 40,583,590 shares of the Company’s common stock, which would constitute an aggregate of 69.30% of the Company’s currently issued and outstanding common stock.  Under the terms of such Option Agreements, Inverness Investments, Inc., has agreed to reimburse the Company and the majority shareholder for all ordinary and necessary expenses incurred in operating the Company.  The contractual obligation of Inverness Investments, Inc., to reimburse operating expenses remains in effect throughout the initial option term of 120 days, as well as during any extension periods, which, at the election of Inverness Investments, Inc., may be up to an additional 270 days.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive office and principal accounting officer also concluded that our disclosure controls and procedures were effective as of March 31, 2007 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

(a) The following exhibits are filed herewith:

31.1

Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date:  May 21, 2007