Form 10KSB
period 2007-06-30
PRINCETON ACQUISITIONS INC
filed 2007-07-30
CIK 773717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

X__ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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

(Issuers involved in bankruptcy proceedings during the past five years): Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes __ No __

(Applicable only to corporate registrants): State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 58,563,900 as of June 30, 2007.

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

35

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

35

SIGNATURES

37

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

As of the end of its fiscal year ending June 30, 2007, the Company remained in the development stage.  Its business plan is to evaluate, structure, and complete a merger with, or acquisition of, a private company seeking to acquire the controlling interest in a public company.  Except as described above, the Company's only activities have been organizational ones, directed at developing its business plan and raising its initial capital. The Company has not commenced any commercial operations. The Company has no full-time employees and owns no real estate.  As of the end of its fiscal year ending June 30, 2007, the Company had not identified any business opportunity that it planned to pursue, nor had the Company reached any agreement or definitive understanding with any person concerning an acquisition. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended 2007.

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

ITEM 6.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Liquidity and Capital Resources

As of June 30, 2007, the Company remains in the development stage. For the fiscal year ended June 30, 2007, the Company's balance sheet reflects current and total assets of $ 0, and current liabilities of $ 91,080. In order to carry out its plan of business as discussed above, the Company will require additional capital.  There is no assurance that such capital will be available.

Plan of Operations

For the fiscal year ending June 30, 2008, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates.  The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

Related Party Transactions

On February 21, 2007, Inverness Investments, Inc. (the “Investor”), a Colorado corporation owned and controlled by Earnest Mathis, Jr. entered into Stock Purchase Option Agreements (“Option Agreements”) with Frederick Mahlke, the Company’s President, and Miles Wynn, who own 1,000,000 and 46,185,900 shares of the Company’s common stock, respectively. Pursuant to the Option Agreements, Inverness acquired irrevocable options (the “Options”) to purchase 39,733,590 and 850,000 shares, respectively, of the Company’s common stock from Messrs. Wynn and Mahlke. Upon exercise of such options, the Investor would own a total of 40,583,590 shares, or approximately 69.29% of the currently issued and outstanding shares of the Company’s common stock. The Options are for an initial period of 120 days and may be extended by the Investor for up to an additional 270 days. The first right of extension, which has been exercised by the Investor, is for a period of 150 days.  At the end of the first extension period, the Investor has the right to extend the options for an additional 120 days.

Need for Additional Financing

During the fiscal year ending June 30, 2008, the Company plans to continue with efforts to seek, investigate, and, if warranted, acquire one or more properties or businesses. The Company also plans to continue to file all required periodical reports and to maintain its status as a fully reporting Company under the Securities Exchange Act of 1934. In order to proceed with its plans for the next year, the Company will require additional capital in order to meet its cash needs.

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

Under the terms of Stock Purchase Option Agreements dated February 21, 2007, entered into with Fred Mahlke, the Company’s President and sole director, and Miles Wynn, the Company’s majority shareholder, Inverness Investments, Inc. (“Inverness”), a Colorado corporation, has acquired options to purchase a total of up to 40,583,590 shares of the Company’s common stock, which would constitute an aggregate of approximately 69.30% of the Company’s currently issued and outstanding common stock.  Under the terms of such Option Agreements, Inverness has agreed to reimburse the Company and the majority shareholder for all ordinary and necessary expenses incurred in operating the Company.  The contractual obligation of Inverness to reimburse operating expenses remains in effect throughout the initial option term of 120 days, as well as during any extension periods, which, at the election of Inverness, may be up to an additional 270 days. Inverness has currently exercised its right to extend the exercise period for an additional 150 days.

ITEM 7.

FINANCIAL STATEMENTS.

See following pages.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado 80014

Telephone (303) 306-1967

Fax (303) 306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Princeton Acquisitions, Inc.

Englewood, Colorado

I have audited the accompanying balance sheet of Princeton Acquisitions, Inc., a development stage company, as of June 30, 2007, and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2006 and June 30, 2007, and for the period from the inception of the development stage (July 10, 1985) through June 30, 2007. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Princeton Acquisitions, Inc. as of June 30, 2007, and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2006 and June 30, 2007, and for the period from the inception of the development stage (July 10, 1985) through June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado	Ronald R. Chadwick, P.C.
July 16, 2007	RONALD R. CHADWICK, P.C.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

BALANCE SHEET

June 30, 2007
ASSETS

Total Assets	$ -

LIABILITIES
& STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$ 1,500
Accounts payable - related party	89,580

Total current liabilities	91,080

Total Liabilities	91,080

Stockholders' Equity
Preferred stock, $1 par value;
50,000,000 shares authorized;
none issued and outstanding	-
Common stock, $.001 par value;
100,000,000 shares authorized;
58,563,900 shares issued and outstanding	58,564
Additional paid in capital	118,087
Deficit accumulated during the development stage	(267,731)

Total Stockholders' Equity	(91,080)

Total Liabilities and Stockholders' Equity	$ -

The accompanying notes are an integral part of the financial statements

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

 STATEMENTS OF OPERATIONS

			July 10, 1985
			(Inception of
	For The Year	For The Year	Dev. Stage)
	Ended	Ended	Through
	June 30, 2006	June 30, 2007	June 30, 2007

Revenue	$ -	$ -	$ -

Operating expenses:
General and administrative	41,803	15,370	248,878
Property write off			146,975
	41,803	15,370	395,853

Income (loss) from operations	(41,803)	(15,370)	(395,853)

Other income (expense):
Gain on debt relief			128,122

Income (loss) before provision
for income taxes	(41,803)	(15,370)	(267,731)

Provision for income tax	-	-	-

Net income (loss)	$ (41,803)	$ (15,370)	$ (267,731)

Net income (loss) per share
(Basic and fully diluted)	$ (0.00)	$ (0.00)

Weighted average number of
common shares outstanding	58,563,900	58,563,900

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS' EQUITY

				Deficit
	Common Stock			Accumulated	Stock-
		Amount	Paid In	During The	holders'
	Shares	($.001 Par)	Capital	Dev. Stage	Equity

Balances at July 10, 1985 (Inception)	-	$ -	$ -	$ -	$ -

Retroactive restatement due to
reverse acquisition	22,995,000	22,995	53,858		76,853

Balances as restated	22,995,000	$ 22,995	$ 53,858	$ -	$ 76,853

Issuance of common stock -
reverse acquisition	9,292,500	9,293	53,407		62,700

Gain (loss) for the period				(267,675)	(267,675)

Balances at June 30, 1986	32,287,500	$ 32,288	$ 107,265	$ (267,675)	$(128,122)

Sales of common stock	4,000,000	4,000	16,000		20,000

Gain (loss) for the year				(20,000)	(20,000)

Balances at June 30, 1987	36,287,500	$ 36,288	$ 123,265	$ (287,675)	$(128,122)

Gain (loss) for the years
ended June 30, 1988 - 1990				-	-

Balances at June 30, 1990	36,287,500	$ 36,288	$ 123,265	$ (287,675)	$(128,122)

Gain (loss) for the year				128,122	128,122

Balances at June 30, 1991	36,287,500	$ 36,288	$ 123,265	$ (159,553)	$ -

Gain (loss) for the years
ended June 30, 1992 - 2004				-	-

Balances at June 30, 2004	36,287,500	$ 36,288	$ 123,265	$ (159,553)	$ -

Sales of common stock	22,276,400	22,276	(11,138)		11,138

Gain (loss) for the year				(51,005)	(51,005)

Balances at June 30, 2005	58,563,900	$ 58,564	$ 112,127	$ (210,558)	$ (39,867)

Gain (loss) for the year				(41,803)	(41,803)

Balances at June 30, 2006	58,563,900	58,564	112,127	(252,361)	(81,670)

Paid in capital - related party			5,960		5,960

Gain (loss) for the year				(15,370)	(15,370)

Balances at June 30, 2007	58,563,900	58,564	118,087	(267,731)	(91,080)

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

			July 10, 1985
			(Inception of
	For The Year	For The Year	Dev. Stage)
	Ended	Ended	Through
	June 30, 2006	June 30, 2007	June 30, 2007
Cash Flows From Operating Activities:
Net income (loss)	$ (41,803)	$ (15,370)	$ (267,731)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Accrued payables	12,655	(5,195)	65,460
Accrued payables - related party	29,148	20,565	89,580
Property write off			146,975
Other write offs			900
Gain on debt relief			(128,122)
Net cash provided by (used for)
operating activities	-	-	(92,938)

Cash Flows From Investing Activities:

Net cash provided by (used for)
investing activities	-	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

July 10, 1985
(Inception of
	For The Year	For The Year	Dev. Stage)
	Ended	Ended	Through
	June 30, 2006	June 30, 2007	June 30, 2007

Cash Flows From Financing Activities:
Sales of common stock			31,138
Issuance of stock - reverse merger			61,800
Net cash provided by (used for)
financing activities	-	-	92,938

Net Increase (Decrease) In Cash	-	-	-

Cash At The Beginning Of The Period	-	-	-

Cash At The End Of The Period	$ -	$ -	$ -

Schedule Of Non-Cash Investing And Financing Activities

In fiscal year end June 30, 2007 a related party paid expenses incurred by the Company in the amount of
$5,960, and donated the payments to paid in capital.

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

At June 30, 2007 the Company had net operating loss carryforwards of approximately $120,000, which begin to expire in 2024. The deferred tax asset of $24,000 created by the net operating loss has been offset by a 100% valuation allowance. The change in the valuation allowance in 2007 was $3,000.

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 155, “Accounting for Certain Hybrid Financial Instruments." SFAS 155 resolves certain accounting issues related to various hybrid financial instruments. The Company has adopted the provisions of SFAS No. 155, which are effective for fiscal years beginning after September 15, 2006. The adoption did not have a material effect on the results of operations of the Company.

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

In December 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”, to improve consistency and comparability in fair value measurements, and to expand related disclosures. The Company has adopted the provisions of SFAS No. 157, which are effective for financial statements for fiscal years beginning after November 15, 2007. The adoption did not have a material effect on the results of operations of the Company.

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

NOTE 3. RELATED PARTY TRANSACTIONS

In February 2007, an Officer and other Company shareholders granted outside parties options to purchase from them 43,983,590 of the Company's 58,563,900 outstanding common shares (approximately 75% controlling interest). The options are for an initial period of 120 days with the right to extend the exercise period for up to an additional 270 days, at the election of the purchaser.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and principal accounting officer also concluded that our disclosure controls and procedures were effective as of June 30, 2007 to provide reasonable assurance of achieving the objectives of timely accumulating and communicating material information required to be included in our periodic SEC reports to management and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.

There was no change in the Company's internal control over financial reporting during the fiscal year ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.

OTHER INFORMATION.

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Positions Held and Tenure
Frederic W. Mahlke	63	President, Chief Financial Officer and a Director since February, 1999

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

Biographical Information

Frederick W.  Mahlke

Mr. Mahlke has served as the President, Chief Financial Officer and a Director of the Company since May 31, 2004.   Since 1990, Mr. Mahlke has been the Executive Vice President of Team Asset Management Corporation, a commercial and residential property management company based in Denver, Colorado.  For the past ten years, Mr. Mahlke has also worked as a Colorado court- appointed receiver on over forty properties and has also been appointed receiver for two California properties.   From November 1999 until November 2004, Mr. Mahlke was an officer and director of Great Expectations and Associates, Inc., a Colorado corporation which was a blind pool entity.  Mr. Mahlke resigned as an officer and director of Great Expectations and Associates, Inc., in November 2004, in conjunction with its completion of a share exchange transaction with Advaxis, Inc., a Delaware corporation.

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

Audit Committee

Princeton Acquisitions Inc., a blind pool reporting company which is not yet publicly traded, does not have a separate audit committee because it is a blind pool with no business operations and because its shares are not currently trading in the public market.  The current board of directors, as a whole, functions as the audit committee.

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

Name and Address	Number of Common Shares Owned Beneficially	Percent of Class Owned

Miles Wynn 3679 S. Dawson Street Aurora, Co 80014	46,185,900	78.86%

Inverness Investments, Inc.	40,583,590 (2)	69.29%

Fred Mahlke (1)
4105 E. Florida Avenue, Suite 100 Denver, Colorado 80222	1,000,000	1.7%

All directors and executive officers (1 person)	1,000,000	1.7%

(1)

The person listed is an officer, a director, or both, of the Company.

(2) On February 21, 2007, Inverness Investments, Inc. (“Investor”), a Colorado corporation owned and controlled by Earnest Mathis, Jr. entered into Stock Purchase Option Agreements (“Option Agreements”) with Frederick Mahlke, the Company’s President, and Miles Wynn, who own 1,000,000 and 46,185,900 shares of the Company’s common stock, respectively. Pursuant to the Option Agreements, Inverness acquired irrevocable options (the “Options”) to purchase 39,733,590 and 850,000 shares, respectively, of the Company’s common stock from Messrs. Mahlke and Wynn, that upon exercise, would constitute an aggregate of approximately 69.29% of the currently issued and outstanding shares of the Company’s common stock. The Options are for an initial period of 120 days with the right to extend the exercise period for up to an additional 270 days, at the election of Inverness, for a Second Term of 150 days, and a Third Term of 120 days.  The Investor has currently exercised its right to extend the exercise period for an additional 150 days.

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

31.2

Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit-Related Fees

(1) Audit Fees.  The aggregate fees billed by RONALD R. CHADWICK, P.C. for the amended audit of the Company's annual financial statements were $3,000 for the fiscal year ended June 30, 2007, and $3,000 for the fiscal year ended June 30, 2006.  The aggregate fees billed by RONALD R. CHADWICK, P.C. for review of the Company's financial statements included in its quarterly reports on Form 10-QSB were $4,500 during the period ended June 30, 2007 and $4,500 during the period ended June 30, 2006.

(2) Audit-related Fees.  The Company was not billed any amounts by RONALD R. CHADWICK, P.C. for assurance and related services that were related to the audit or review of the Company's financial statements for the past two fiscal years.

(3) Tax Fees.  The aggregate fees billed by RONALD R. CHADWICK, P.C. for tax compliance, tax advice and tax planning were $ 0 for the fiscal year ended 2007. RONALD R. CHADWICK, P.C., billed the Company a total of $ 0 for tax compliance, tax advice and tax planning for the fiscal year ending June 30, 2006.

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

Date: July 30, 2007