Form 10QSB
period 2007-09-30
PRINCETON ACQUISITIONS INC
filed 2007-10-23
CIK 773717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 58,563,900 as of September 30, 2007.

Transitional Small Business Disclosure Format (Check one):  Yes __ No X

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of the registrant as of and for the period ending September 30, 2007 follow.

PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

FINANCIAL STATEMENTS

Quarter Ended September 30, 2007

 PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

BALANCE SHEET

 (Unaudited)

Sept. 30, 2007
ASSETS

Total Assets	$ -

LIABILITIES
& STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$ 1,500
Accounts payable - related party	89,580

Total current liabilities	91,080

Total Liabilities	91,080

Stockholders' Equity
Preferred stock, $1 par value;
50,000,000 shares authorized;
none issued and outstanding	-
Common stock, $.001 par value;
100,000,000 shares authorized;
58,563,900 shares issued and outstanding	58,564
Additional paid in capital	123,547
Deficit accumulated during the development stage	(273,191)

Total Stockholders' Equity	(91,080)

Total Liabilities and Stockholders' Equity	$ -

The accompanying notes are an integral part of the financial statements.

 PRINCETON ACQUISITIONS, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATONS

(Unaudited)

			July 10, 1985
			(Inception of
	Three months	Three months	Dev. Stage)
	Ended	Ended	Through
	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2007

Revenue	$ -	$ -	$ -

Operating expenses:
General and administrative	6,614	5,460	254,338
Property write off			146,975
	6,614	5,460	401,313

Income (loss) from operations	(6,614)	(5,460)	(401,313)

Other income (expense):
Gain on debt relief			128,122

Income (loss) before provision
for income taxes	(6,614)	(5,460)	(273,191)

Provision for income tax	-	-	-

Net income (loss)	$ (6,614)	$ (5,460)	$ (273,191)

Net income (loss) per share
(Basic and fully diluted)	$ (0.00)	$ (0.00)

Weighted average number of
common shares outstanding	58,563,900	58,563,900

The accompanying notes are an integral part of the financial statements.

PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

 (Unaudited)

			July 10, 1985
			(Inception of
	Three months	Three months	Dev. Stage)
	Ended	Ended	Through
	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2007
Cash Flows From Operating Activities:
Net income (loss)	$ (6,614)	$ (5,460)	$ (273,191)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Accrued payables	(5,551)	-	59,500
Accrued payables - related party	12,165	-	89,580
Property write off			146,975
Other write offs			900
Donated capital - expenses		5,460	11,420
Gain on debt relief			(128,122)
Net cash provided by (used for)
operating activities	-	-	(92,938)

Cash Flows From Investing Activities:

Net cash provided by (used for)
investing activities	-	-	-

The accompanying notes are an integral part of the financial statements.

Continued on the following page

PRINCETON ACQUISITIONS, INC.

 (A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS (continued)

 (Unaudited)

July 10, 1985
(Inception of
	Three months	Three months	Dev. Stage)
	Ended	Ended	Through
	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2007

Cash Flows From Financing Activities:
Sales of common stock	-	-	31,138
Issuance of stock - reverse merger			61,800
Net cash provided by (used for)
financing activities	-	-	92,938

Net Increase (Decrease) In Cash	-	-	-

Cash At The Beginning Of The Period	-	-	-

Cash At The End Of The Period	$ -	$ -	$ -

Schedule Of Non-Cash Investing And Financing Activities

During the three months end Sept. 30, 2007 a related party paid expenses incurred by the Company in the amount of $5,460, and donated the payments to paid in capital.

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

Liquidity and Capital Resources

As of September 30, 2007, the Company remains in the development stage.  For the period ended September 30, 2007, the Company’s balance sheet reflects total assets of $ 0, and total current liabilities of $ 91,080, of which $89,580 is an amount due to a shareholder who has paid professional fees incident to maintaining corporate existence on the Company’s behalf.  There are no specific repayment terms and no interest is charged.

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

Results of Operations

During the period from July 10, 1985 (inception) through September 30, 2007, the Company has engaged in no significant operations other than organizational activities, acquisition of capital through sale of securities to the public pursuant to a registration statement on Form S-18 under the Securities Act of 1933, preparation and filing of its registration statement on Form 8-A under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate.  No revenues were received by the Company during this period.

The Company experienced a net loss of $5,460 for the three-month period ended September 30, 2007, as a result of expenses incurred to maintain its corporate existence and comply with SEC reporting requirements.  The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination.  Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

Plan of Operations

For the fiscal year ending June 30, 2008, and for the succeeding twelve months, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction.  The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination

Need for Additional Financing

The Company will require additional capital in order to pay the costs associated with carrying out its plan of operations and the costs of compliance with its continuing reporting obligations under the Securities Exchange Act of 1934, as amended, for the fiscal year ending June 30, 2008 and thereafter.  This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year.  Furthermore, once a business combination is completed, the Company’s needs for additional financing are likely to increase substantially.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive office and principal accounting officer also concluded that our disclosure controls and procedures were effective as of September 30, 2007 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM

1.

LEGAL PROCEEDINGS

None

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

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

Date: October 23, 2007