Form 10QSB
period 2007-12-31
PRINCETON ACQUISITIONS INC
filed 2008-02-14
CIK 773717

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2007

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


                          PRINCETON ACQUISITIONS, INC.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

         Colorado                                       84-0991764
         --------                                       ----------
(State of incorporation)                 (I.R.S. Employer Identification Number)


                         2560 W. Main Street, Suite 200
                               Littleton, CO 80120
                               -------------------
                    (Address of principal executive offices)


                                 (303) 794-9450
                                 --------------
                           (Issuer's telephone number)


Indicate by check mark whether the small business issuer: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

Indicate by check mark whether the small business issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 YES [X] NO [ ]

As of February 14, 2008 the Company had 585,642 shares of its $.001 par value common stock issued and outstanding.

Table of Contents


                                                                        Page No.
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

           Condensed Balance Sheets
           December 31, 2007 (unaudited) and December 31, 2006                2

           Condensed Statements of Operations Three
           Months Ended December 31, 2007 and 2006 and
           Six Months Ended December 31, 2007 and 2006
           and from July 10, 1985 (date of commencement
           of development stage) through December 31, 2007 (unaudited)        3

           Condensed Statements of Cash Flows Three
           Months Ended December 31, 2007 and 2006 and
           Six Months Ended December 31, 2007 and 2006
           and from July 10, 1985 (date of commencement
           of development stage) through December 31, 2007 (unaudited)        4

           Notes to Condensed Financial Statements (unaudited)                5

Item 2.  Management's Discussion and Analysis or Plan of Operation            7

Item 3.  Controls and Procedures                                              9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   10

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         10

Item 3.  Defaults upon Senior Securities                                     10

Item 4.  Submission of Matters to a Vote of Security Holders                 10

Item 5.  Other Information                                                   10

Item 6.  Exhibits                                                            10

Part I FINANCIAL INFORMATION

Item 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

                          PRINCETON ACQUISITIONS, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS
                                                               December 31,   June 30,
                                                                   2007        2007
                                                                ---------    ---------
                                                               (unaudited)  (see Note 1)
ASSETS                                                          $      --    $      --
                                                                =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
        Accounts payable                                        $   4,630    $   1,500
        Accounts payable - related party (Note 3)                      --       89,580
                                                                ---------    ---------

          Total current liabilities                                 4,630       91,080

SHAREHOLDERS' EQUITY (DEFICIT) (Note 2)
Preferred stock, authorized 50,000,000 shares, $1 par value,
    none issued or outstanding                                         --           --
Common stock, authorized 100,000,000 shares, $.001par value,
    58,563,900 issued and outstanding                              58,564       58,564
Additional paid in capital                                        214,747      118,087
Accumulated (deficit) during development stage                   (277,941)    (267,731)
                                                                ---------    ---------

         Total shareholders' equity (deficit)                      (4,630)     (91,080)
                                                                ---------    ---------

         Total liabilities and shareholders' equity (deficit)   $      --    $      --
                                                                =========    =========


         The accompanying notes are an integral part of these condensed financial statements.

                          PRINCETON ACQUISITIONS, INC.
                          (A Development Stage Company)
                 CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

                                                                                                            July 10, 1985
                                                                                                               (Date of
                                                                                                             Commencement
                                                                                                                  of
                                               For the Three   For the Three   For the Six    For the Six    Development
                                                Months Ended    Months Ended   Months Ended   Months Ended    Stage) to
                                                December 31,    December 31,   December 31,   December 31,   December 31,
                                                    2007            2006           2007           2006           2007
                                                ------------    ------------   ------------   ------------   ------------
Revenues                                        $         --    $         --   $         --   $         --   $         --

Operating expenses:
     Shareholder expense                               1,747              --          1,747             --          1,747
     Other general and administrative expense          3,003           5,174          8,463         11,788        257,341
     Property write off                                   --              --             --             --        146,975
                                                ------------    ------------   ------------   ------------   ------------
       Total operating expenses                        4,750           5,174         10,210         11,788        406,063
                                                ------------    ------------   ------------   ------------   ------------

Net (loss) from operations                            (4,750)         (5,174)       (10,210)       (11,788)      (406,063)
                                                ------------    ------------   ------------   ------------   ------------

Other Income (expense)
     Gain on debt relief                                  --              --             --             --        128,122
                                                ------------    ------------   ------------   ------------   ------------
       Total other income (expense)                       --              --             --             --        128,122
                                                ------------    ------------   ------------   ------------   ------------

Net (loss)                                      $     (4,750)   $     (5,174)  $    (10,210)  $    (11,788)  $   (277,941)
                                                ============    ============   ============   ============   ============


Net (loss) per common share                     $      (0.00)   $      (0.00)  $      (0.00)  $      (0.00)
                                                ------------    ------------   ------------   ------------


Weighted average number of
     common shares outstanding                    58,563,700      58,563,700     58,563,700     58,563,700
                                                ============    ============   ============   ============


         The accompanying notes are an integral part of these condensed financial statements.


                          PRINCETON ACQUISITIONS, INC.
                          (A Development Stage Company)
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                           Period
                                                                                        July 1, 2002
                                                                                          (Date of
                                                                                        Commencement
                                                                For the      For the         of
                                                               Six Months   Six Months  Development
                                                                  Ended        Ended     Stage) to
                                                              December 31, December 31, December 31,
                                                                  2007         2006         2007
                                                               ---------    ---------    ---------
Cash flows from operating activities:
    Net (loss)                                                 $ (10,210)   $ (11,788)   $(277,941)

    Adjustments to reconcile net loss to net cash
    provided by (used for) operating activities:
        Accounts payable                                           3,130       (6,277)      62,630
        Accounts payable - related party                         (89,580)      18,065           --
        Property write off                                            --           --      146,975
        Other write offs                                              --           --          900
        Donated capital - expenses                                96,660           --      102,620
        Gain on debt relief                                           --           --     (128,122)
                                                               ---------    ---------    ---------
    Net cash provided by  (used for ) operating activities:           --           --      (92,938)
                                                               ---------    ---------    ---------

Cash flow from financing activities:
        Sales of common stock                                         --           --       31,138
        Issuance of stock - reverse merger                            --           --       61,800
                                                               ---------    ---------    ---------
    Net cash provided from financing activities                       --           --       92,938
                                                               ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH                                       --           --           --
CASH, BEGINNING OF THE PERIOD                                         --           --           --
                                                               ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD                   $      --    $      --    $      --
                                                               =========    =========    =========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
    Expenses paid by a related party and
        donated to the company                                 $  96,660    $      --    $ 102,620
                                                               ---------    ---------    ---------

SUPPLEMENTAL CASH FLOW
    For the period ended December 31, 2007
        Cash paid for interest                                 $      --    $      --    $      --
                                                               ---------    ---------    ---------
        Cash paid for income taxes                             $      --    $      --    $      --
                                                               ---------    ---------    ---------


              The accompanying notes are an integral part of these
                        condensed financial statements.

                          PRINCETON ACQUISITIONS, INC.
                          (A Development Stage Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

    PRINCETON ACQUISITIONS, INC. ("the Company") was incorporated in State of Colorado on July 10, 1985 for the purpose of evaluating and seeking merger candidates. The Company is in the development stage, as it had engaged only in limited activities and has not yet realized significant revenues from its planned operations. The Company intends to evaluate structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.

Summary of Accounting Basis of Presentation
-------------------------------------------

    The condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report to the Securities and Exchange Commission for the fiscal year ended June 30, 2007, filed on Form 10-KSB on September July 30, 2007.

    In the opinion of management, all adjustments necessary to summarize fairly the financial position and results of operations for such periods in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. The results of operations for the most recent interim period are not necessarily indicative of the results to be expected for the full year.

Development Stage Company
-------------------------

    The Company is in the development stage and has not yet realized any revenues from its planned operations. The Company's business plan is to evaluate structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.

    Based upon the Company's business plan, it is a development stage enterprise. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

Use of Estimates
----------------

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management believes that the estimates utilized in the preparation of financial statements are prudent and reasonable. Actual results could differ from these estimates.

Going Concern
-------------

    The accompanying financial statements have been prepared in conformity with generally accepted accounting principals in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has negative working capital, a stockholders' deficit and no active business operations, which raises substantial doubt about its ability to continue as a going concern.

    The Company may raise additional capital through sale of its equity securities, or finance operations from related party borrowings. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

Change in Control
-----------------

    On November 2, 2007 (the "Closing Date"), pursuant to a Stock Purchase Agreement (the "Stock Purchase Agreement") and a Stock Purchase Option Agreement (the "Option Agreement") Mathis Family Partners, Ltd., Lazzeri Family Trust, EARNCO M.P.P.P., Lazzeri Equity Partners 401K Plan, La Mirage Trust, Blueridge Consultants, Inc. Profit Sharing Plan and the Charitable Remainder Trust of Timothy J Brasel (collectively the "Investors") purchased 43,133,590 shares, of the common stock of the Company for an aggregate of $318,000 from three shareholders of the Company, including the Company's previous largest shareholder. As a result of the purchase of the shares of the Company's common stock Investors own approximately 73.7% of the issued and outstanding shares of common stock of the Company which resulted in a change in control of the Company.

NOTE 2 - SHAREHOLDERS' EQUITY (DEFICIT)

    On November 2, 2007 (the "Closing Date"), pursuant to a Stock Purchase Agreement (the "Stock Purchase Agreement") and a Stock Purchase Option Agreement (the "Option Agreement") Mathis Family Partners, Ltd., Lazzeri Family Trust, EARNCO M.P.P.P., Lazzeri Equity Partners 401K Plan, La Mirage Trust, Blueridge Consultants, Inc. Profit Sharing Plan and the Charitable Remainder Trust of Timothy J Brasel (collectively the "Investors") purchased 43,133,590 shares, of the common stock of the Company for an aggregate of $318,000 from three shareholders of the Company, including the Company's previous largest shareholder. The source of the funds used for the purchase was personal funds of the Investors.

     As a result of the purchase of shares of common stock of the Company, Mathis Family Partners, Ltd., Lazzeri Family Trust, EARNCO M.P.P.P., Lazzeri Equity Partners 401K Plan, La Mirage Trust, Blueridge Consultants, Inc. Profit Sharing Plan and the Charitable Remainder Trust of Timothy J Brasel own approximately12.3%, 12.3%, 12.3%, 12.3%, 1.0%, 12.3% and 11.2%, respectively, of the issued and outstanding shares of the common stock of the Company. Mr. Earnest Mathis is the General Partner of the Mathis Family Partners Ltd. and Trustee of EARNCO M.P.P.P. Mr. Robert Lazzeri is the Trustee of both the Lazzeri Family Trust and Lazzeri Equity Partners 401K Plan. Mr. Timothy Brasel is Trustee of LaMirage, Blueridge Consultants, Inc. Profit Sharing Plan and the Charitable Remainder Trust of Timothy J. Brasel. Accordingly, Mr. Mathis, Mr. Lazzeri and Mr. Brasel each indirectly own approximately 24.6% of the issued and outstanding shares of the common stock of the Company.

NOTE 3 - RELATED PARTY TRANSACTION

    During the year ended June 30, 2007, a related party paid $5,960 of expenses incurred by the Company, and has agreed not to be reimbursed for the payments and consider the payments as capital donated to the Company. The Company has recorded these payments as additional paid-in capital.

    During the period ended September 30, 2007, a related party paid $5,460 of expenses incurred by the Company, and has agreed not to be reimbursed for the payments and consider the payments as capital donated to the Company. The Company has recorded these payments as additional paid-in capital.

    On November 2, 2007, a related party of the Company forgave an interest free loan in the amount of $91,200 made to the Company. The Company has recorded the forgiveness as additional paid-in capital.

NOTE 4 - SUBSEQUENT EVENTS

    On January 30, 2008 the shareholders of Princeton Acquisitions at a special meeting approved a 1-for-100 reverse stock split of the Company's common stock, $.001 par value per share, with no change in the number of authorized shares of common stock and with any fractional shares rounded up to a whole share. There were 43,895,255 shares voted in favor, 6,690,310 shares against and 4,000 shares abstained. The reverse stock split became effective February 6, 2008.

Item 2 - MANAGEMENT'S DISCUSSION AND ANAYLSIS OR PLAN OF OPERATION

Cautionary Note Regarding Forward-Looking Statements

    Statements contained in this report include "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "can," "will," "could," "should," "project," "expect," "plan," "predict," "believe," "estimate," "aim," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions.

    Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-QSB and our Form 10-KSB for the fiscal year ended June 30, 2007, and our other filings with the U.S. Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-QSB speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Results of Operations

For the three months ended December 31, 2007 compared to the three months ended December 31, 2006

    Revenue. No operating revenues were generated during the three months ended December 31, 2007 and December 31, 2006.

    Operating Expenses. Total operating expenses were $4,750 and $5,174, respectively for the quarter ended December 31, 2007 and the quarter ended December 31, 2006. Operating expenses consist of professional, management and filing fees.

For the six months ended December 31, 2007 compared to the six months ended December 31, 2006

    Revenue. No operating revenues were generated during the six months ended December 31, 2007 and December 31, 2006.

    Operating Expenses. Total operating expenses were $10,210 and $11,788, respectively for the six months ended December 31, 2007 and the six months ended December 31, 2006. Operating expenses consist of professional, management and filing fees.

Liquidity and Capital Resources

    As of December 31, 2007, the Company had no cash or cash equivalents and a working capital deficit of ($4,630).

    The Company will incur fees and expenses associated with maintaining compliance with the SEC. Additionally, it is likely the Company will incur expenses associated with its search and review of possible acquisitions. If an acquisition or other significant corporate transaction is contemplated, then other fees and expenses could be incurred.

    No specific commitments to provide additional funds have been made by management or other shareholders of the Company, and the Company has no current plans, proposals, arrangements or understandings to raise additional capital through the sale of issuance of additional securities prior to the location of a merger or acquisition candidate. Notwithstanding the foregoing, however, to the extent that additional funds are required, the Company anticipates that it will be able to raise funds through loans from management or from one or more of its majority shareholders.

     There is no guarantee that management or shareholders will be able or willing to advance the needed funds and in that event, additional sources of funding would be required to continue operations. There is no assurance that the Company could raise working capital or if any capital would be available at all.

     Off-Balance Sheet Items

     We have no off-balance sheet items as of December 31, 2007.

Item 3 - CONTROLS AND PROCEDURES

    The Company's management, including the President/Chief Executive Officer/Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined by Rules 13a-15 (e) of the Securities Exchange Act of 1934) as of December 31, 2007. Based on this evaluation, the President/Chief Executive Officer/Chief Financial Officer concluded that, although these disclosure controls and procedures are not intended to prevent all errors, emissions or instances of fraud (i) the disclosure controls and procedures are effective as of December 31, 2007 and provide reasonable assurance that material information relating to the Company is made known to management including the President/Chief Executive Officer/Chief Financial Officer and;(ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-QSB, fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-QSB.

    There were no significant changes to the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part II   OTHER INFORMATION

Item 1. - LEGAL PROCEEDINGS

    None.

Item 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None.

Item 3. - DEFAULTS UPON SENIOR SECURITIES

    None.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

Item 5. - OTHER INFORMATION

    None.

Item 6. - EXHIBITS

Exhibit
No             Description
------         -----------------------------------------------------------------
31.1           Certification of Company pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002


32.1 Certification of Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in Littleton, Colorado on February 14, 2008.

                                     PRINCETON ACQUISITIONS, INC.




                                     By    /s/ Robert Lazzeri
                                         --------------------------------------
                                         Robert Lazzeri
                                         President, Chief Executive Officer,
                                         Chief Financial Officer (Principal
                                         Accounting Officer), and Sole Director