Form 10QSB
period 2008-03-31
PRINCETON ACQUISITIONS INC
filed 2008-05-13
CIK 773717

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2008

                                       or

            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                        Commission file number: 000-14319

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

                                 YES [X] NO [ ]


As of May 13, 2008 the Company had 1,710,642 shares of its $.001 par value common stock issued and outstanding.

                               Table of Contents


                                                                        Page No.
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Balance Sheets March 31, 2008 (unaudited) and
         June 30, 2007                                                         2

         Condensed Statements of Operations Three Months Ended March
         31, 2008 and 2007 and Nine Months Ended March 31, 2008 and
         2007 and from July 10, 1985 (date of commencement of
         development stage) through March 31, 2008 (unaudited)                 3

         Condensed Statements of Cash Flows Three Months Ended March
         31, 2008 and 2007 and Nine Months Ended March 31, 2008 and
         2007 and from July 10, 1985 (date of commencement of
         development stage) through March 31, 2008 (unaudited)                 4

         Notes to Condensed Financial Statements (unaudited)                   5

Item 2.  Management's Discussion and Analysis or Plan of Operation             8

Item 3A(T). Controls and Procedures                                            9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    10

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          10

Item 3.  Defaults upon Senior Securities                                      10

Item 4.  Submission of Matters to a Vote of Security Holders                  10

Item 5.  Other Information                                                    10

Item 6.  Exhibits                                                             10



Part I            FINANCIAL INFORMATION

Item 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

                          PRINCETON ACQUISITIONS, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS



                                                                  March 31,   June 30,
                                                                    2008        2007
                                                                 ---------    ---------
                                                                (unaudited)  (see Note 1)
ASSETS
Current assets:
        Cash                                                     $   6,891    $      --
                                                                 ---------    ---------
           Total current assets                                      6,891           --

        Total assets                                             $   6,891    $      --
                                                                 =========    =========

LIABILITIES AND SHAREHOLDERS' (DEFICIT)
Current liabilities:
        Accounts payable                                         $   2,000    $   1,500
        Accounts payable - related party (Note 3)                       --       89,580
        Accrued expense                                                331           --
        Note payables                                               22,500           --
                                                                 ---------    ---------
          Total current liabilities                                 24,831       91,080


SHAREHOLDERS' (DEFICIT) (Note 2)
Preferred stock, authorized 50,000,000 shares, $1 par value,
    none issued or outstanding                                          --           --
Common stock, authorized 100,000,000 shares, $.001par value,
    1,710,642 and 585,639 issued and outstanding, respectively       1,711          586
Additional paid in capital                                         273,600      176,065
Accumulated (deficit) during development stage                    (293,251)    (267,731)
                                                                 ---------    ---------

         Total shareholders' (deficit)                             (17,940)     (91,080)
                                                                 ---------    ---------

         Total liabilities and shareholders' (deficit)           $   6,891    $      --
                                                                 =========    =========


         The accompanying notes are an integral part of these condensed financial statements.


                          PRINCETON ACQUISITIONS, INC.
                          (A Development Stage Company)
                 CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

                                                                                                      Period
                                                                                                     July 10,
                                                                                                       1985
                                                                                                     (Date of
                                                 For the      For the      For the      For the    Commencement
                                                  Three        Three        Nine         Nine           of
                                                 Months       Months       Months       Months     Development
                                                  Ended        Ended        Ended        Ended      Stage) to
                                                March 31,    March 31,    March 31,    March 31,    March 31,
                                                  2008         2007         2008         2007          2008
                                                ---------    ---------    ---------    ---------    ---------
Revenues                                        $      --    $      --    $      --    $      --    $      --

Operating expenses:
     Accounting fees                                1,900           --        1,900           --        1,900
     Legal fees                                     3,478           --        3,478           --        3,478
     Shareholder expense                            2,864           --        4,611           --        4,611
     Other general and administrative expense       4,738          632       13,200       12,420      262,078
     Property write off                                --           --           --           --      146,975
                                                ---------    ---------    ---------    ---------    ---------
        Total operating expenses                   12,980          632       23,189       12,420      419,042
                                                ---------    ---------    ---------    ---------    ---------

Net (loss) from operations                        (12,980)        (632)     (23,189)     (12,420)    (419,042)
                                                ---------    ---------    ---------    ---------    ---------

Other Income (expense)
     Gain on debt relief                               --           --           --           --      128,122
     Loan fee - related party (expense)            (2,000)          --       (2,000)          --       (2,000)
     Interest expense                                (331)          --         (331)          --         (331)
                                                ---------    ---------    ---------    ---------    ---------
        Total other income (expense)               (2,331)          --       (2,331)          --      125,791
                                                ---------    ---------    ---------    ---------    ---------

Net (loss)                                      $ (15,311)   $    (632)   $ (25,520)   $ (12,420)   $(293,251)
                                                =========    =========    =========    =========    =========


Net (loss) per common share                     $   (0.01)   $   (0.00)   $   (0.03)   $   (0.02)
                                                ---------    ---------    ---------    ---------


Weighted average number of
     common shares outstanding                   1,253,224     585,639       806,549     585,639
                                                ==========   =========    ==========   =========

         The accompanying notes are an integral part of these condensed financial statements.


                          PRINCETON ACQUISITIONS, INC.
                          (A Development Stage Company)
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                                                                                             Period
                                                                                            July 10,
                                                                                              1985
                                                                                            (Date of
                                                              For the        For the      Commencement
                                                               Nine           Nine             of
                                                              Months         Months       Development
                                                               Ended          Ended        Stage) to
                                                             March 31,      March 31,      March 31,
                                                               2008           2007            2008
                                                            -----------    -----------    -----------
Cash flows from operating activities:
    Net (loss)                                              $   (25,520)   $   (12,420)   $  (293,251)

    Adjustments to reconcile net loss to net
    cash provided by (used for) operating activities:
        Accounts payable                                            500        (11,155)        60,000
        Accounts payable - related party                        (89,580)        20,565             --
        Accrued expenses                                            331             --            331
        Property write off                                           --             --        146,975
        Other write offs                                             --             --            900
        Loan fee - related party                                  2,000          2,000
        Donated capital - expenses                               96,660             --        102,620
        Gain on debt relief                                          --             --       (128,122)
                                                            -----------    -----------    -----------
    Net cash provided by (used for) operating activities:       (15,609)        (3,010)      (108,547)
                                                            -----------    -----------    -----------

Cash flow from financing activities:
        Proceeds from shareholder loans                          22,500             --         22,500
        Sales of common stock                                        --             --         31,138
        Paid in capital - related party                              --          3,010             --
        Issuance of stock - reverse merger                           --             --         61,800
                                                            -----------    -----------    -----------
    Net cash provided from financing activities                  22,500          3,010        115,438
                                                            -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                                   6,891             --          6,891
CASH, BEGINNING OF THE PERIOD                                        --             --             --
                                                            -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD                $     6,891    $        --    $     6,891
                                                            ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
    Expenses paid by a related party and
        donated to the company                              $    96,660    $        --    $   102,620
                                                            -----------    -----------    -----------

SUPPLEMENTAL CASH FLOW
    For the period ended March 31, 2008
        Cash paid for interest                              $        --    $        --    $        --
                                                            -----------    -----------    -----------
        Cash paid for income taxes                          $        --    $        --    $        --
                                                            -----------    -----------    -----------


              The accompanying notes are an integral part of these
                        condensed financial statements.

                          PRINCETON ACQUISITIONS, INC.
                          (A Development Stage Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business
-------------------------

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

Summary of Accounting Basis of Presentation
-------------------------------------------

    The condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report to the Securities and Exchange Commission for the fiscal year ended June 30, 2007, filed on Form 10-KSB on July 30, 2007.

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

Change in Control
-----------------

    On November 2, 2007 (the "Closing Date"), pursuant to a Stock Purchase Agreement (the "Stock Purchase Agreement") and a Stock Purchase Option Agreement (the "Option Agreement") Mathis Family Partners, Ltd., Lazzeri Family Trust, EARNCO M.P.P.P., Lazzeri Equity Partners 401K Plan, La Mirage Trust, Blueridge Consultants, Inc. Profit Sharing Plan and the Charitable Remainder Trust of Timothy J Brasel (collectively the "Investors") purchased 431,336 shares, of the common stock of the Company for an aggregate of $318,000 from three shareholders of the Company, including the Company's previous largest shareholder. As a result of the purchase of the shares of the Company's common stock Investors own approximately 73.7% of the issued and outstanding shares of common stock of the Company which resulted in a change in control of the Company.

    On March 11, 2008, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") with Mathis Family Partners, Ltd. ("Mathis"), Lazzeri Family Trust ("Lazzeri"), Lazzeri Equity Partners 401K Plan ("LEP 401k"), La Mirage Trust ("La Mirage"), EARNCO M.P.P.P. ("EARNCO"), Blueridge Consultants, Inc. Profit Sharing Plan ("Blueridge") and Brasel Charitable Remainder Trust ("Brasel"), collectively, they are referred to herein as the "the Lender", to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note (the "Revolving Loan Note.") dated March 11, 2008. In connection with and as a loan fee for the foregoing unsecured credit facility, Mathis, Lazzeri, LEP 401K, La Mirage and EARNCO each received 187,500 unregistered shares of the Company's common stock and Blueridge and Brasel each received 93,750 unregistered shares, respectively, of the Company's common stock for a total of 1,125,000 shares valued at $2,000.

    As a result of the Revolving Credit Agreement, Mathis, Lazzeri, LEP 401k, La Mirage, EARNCO, Blueridge, and Brasel own approximately 15.2%, 15.2%, 15.2%, 11.0%, 15.2%, 9.8%, and 11.0% respectively, of the issued and outstanding shares of the common stock of the Company. Accordingly, Mr. Mathis, Mr. Lazzeri and Mr. Brasel each indirectly own approximately 91.4% of the issued and outstanding shares of the common stock of the Company

Reverse Stock Split
-------------------

    On January 30, 2008 the shareholders of the Company, at a special meeting, approved a 1-for-100 reverse stock split of the Company's common stock, par value $.001 per share, with no change in the number of authorized shares of common stock and with any fractional shares rounded up to a whole share. The reverse stock split was effective on February 6, 2008.

    In connection with the 1-for-100 reverse stock split, all historical common shares amounts have been retroactively restated to reflect the stock split mentioned above.


NOTE 2 - SHAREHOLDERS' (DEFICIT)

     On November 2, 2007 (the "Closing Date"), pursuant to a Stock Purchase Agreement (the "Stock Purchase Agreement") and a Stock Purchase Option Agreement (the "Option Agreement") Mathis Family Partners, Ltd., Lazzeri Family Trust, EARNCO M.P.P.P., Lazzeri Equity Partners 401K Plan, La Mirage Trust, Blueridge Consultants, Inc. Profit Sharing Plan and the Charitable Remainder Trust of Timothy J Brasel (collectively the "Investors") purchased 431,336 shares, of the common stock of the Company for an aggregate of $318,000 from three shareholders of the Company, including the Company's previous largest shareholder. The source of the funds used for the purchase was personal funds of the Investors.

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

    On January 30, 2008 the shareholders of Company at a special meeting approved a 1-for-100 reverse stock split of our common stock, par value $.001 per share, with no change in the number of authorized shares of common stock and with any fractional shares rounded up to a whole share. As a result of the 1-for-100 reverse stock split, an additional 3 shares were issued to existing shareholders for fractional shares held.

    On March 11, 2008, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") with Mathis Family Partners, Ltd. ("Mathis"), Lazzeri Family Trust ("Lazzeri"), Lazzeri Equity Partners 401K Plan ("LEP 401k"), La Mirage Trust ("La Mirage"), EARNCO M.P.P.P. ("EARNCO"), Blueridge Consultants, Inc. Profit Sharing Plan ("Blueridge") and Brasel Charitable Remainder Trust ("Brasel"), collectively, they are referred to herein as the "the Lender", to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note (the "Revolving Loan Note.") dated March 11, 2008. In connection with and as a loan fee for the foregoing unsecured credit facility, Mathis, Lazzeri, LEP 401K, La Mirage and EARNCO each received 187,500 unregistered shares of the Company's common stock and Blueridge and Brasel each received 93,750 unregistered shares, respectively, of the Company's common stock for a total of 1,125,000 shares valued at $2,000.

    As a result of the Revolving Credit Agreement, Mathis, Lazzeri, LEP 401k, La Mirage, EARNCO, Blueridge, and Brasel own approximately 15.2%, 15.2%, 15.2%, 11.0%, 15.2%, 9.8%, and 11.0% respectively, of the issued and outstanding shares of the common stock of the Company. Accordingly, Mr. Mathis, Mr. Lazzeri and Mr. Brasel each indirectly own approximately 91.4% of the issued and outstanding shares of the common stock of the Company


NOTE 3 - DUE TO SHAREHOLDERS

    On March 11, 2008, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") with Mathis Family Partners, Ltd. ("Mathis"), Lazzeri Family Trust ("Lazzeri"), Lazzeri Equity Partners 401K Plan ("LEP 401k"), La Mirage Trust ("La Mirage"), EARNCO M.P.P.P. ("EARNCO"), Blueridge Consultants, Inc. Profit Sharing Plan ("Blueridge") and Brasel Charitable Remainder Trust ("Brasel"), collectively, they are referred to herein as the "the Lender", to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note (the "Revolving Loan Note.") dated March 11, 2008. All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand of the Lender. The Revolving Credit Agreement does not obligate the Lender to make any loans but any loans made by the Lender to the Company, up to an outstanding principal balance of $250,000, will be subject to the terms of the Revolving Credit Agreement and the Revolving Loan Note. In connection with and as a loan fee for the foregoing unsecured credit facility, Mathis, Lazzeri, LEP 401K, La Mirage and EARNCO each received 187,500 unregistered shares of the Company's common stock and Blueridge and Brasel each received 93,750 unregistered shares, respectively, of the Company's common stock for a total of 1,125,000 shares valued at $2,000. At March 31, 2008 the principal balance on the note was $22,500 with available credit of $227,500.


NOTE 4 - RELATED PARTY TRANSACTION

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

Results of Operations

For the three months ended March 31, 2008 compared to the three months ended March 31, 2007

    Revenue.    No operating revenues were generated during the three months ended March 31, 2008 and March 31, 2007.

    Operating Expenses.    Total operating expenses were $12,980 and $632,
respectively for the quarter ended March 31, 2008 and the quarter ended March 31, 2007. Operating expenses consist of professional, management and filing fees.

    Other Income (Expenses).    Total other income (expense) were ($2,331) and
$0, respectively and for the quarter ended March 31, 2008 and the quarter ended March 31, 2007. On March 11, 2008 the Company entered into a Revolving Credit Agreement with the Company's major shareholders resulting in a loan fee expense of $2,000.

For the nine months ended March 31, 2008 compared to the nine months ended March 31, 2007

    Revenue.   No operating revenues were generated during the nine months ended
March 31, 2008 and March 31, 2007.

    Operating Expenses.   Total operating expenses were $23,189 and $12,420,
respectively for the nine months ended March 31, 2008 and the nine months ended March 31, 2007. Operating expenses consist of professional, management and filing fees.

    Other Income (Expenses). Total other income (expense) were ($2,331) and $0, respectively and for the quarter ended March 31, 2008 and the quarter ended March 31, 2007. On March 11, 2008 the Company entered into a Revolving Credit Agreement with the Company's major shareholders resulting in a loan fee expense of $2,000.

Liquidity and Capital Resources

    As of March 31, 2008, the Company had $6,891 in cash or cash equivalents and a working capital deficit of ($17,940).

    The Company will incur fees and expenses associated with maintaining compliance with the SEC. Additionally, it is likely the Company will incur expenses associated with its search and review of possible acquisitions. If an acquisition or other significant corporate transaction is contemplated, then other fees and expenses could be incurred.

    On March 11, 2008, the Company entered into a Revolving Credit Agreement with the Company's major shareholders to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note. All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand. As of March 31, 2008, $22,500 was borrowed under this agreement with $331 of interest accrued.

    While future operating activities are expected to be funded by the Revolving Credit Agreement the Company's request for funds under the Revolving Credit Agreement are not guaranteed and in that event, additional sources of funding would be required to continue operations. There is no assurance that the Company could raise working capital or if any capital would be available at all.

     Off-Balance Sheet Items

     We have no off-balance sheet items as of March 31, 2008.


Item 3A (T) - CONTROLS AND PROCEDURES

    The Company's management, including the President/Chief Executive Officer/Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined by Rules 13a-15 (e) of the Securities Exchange Act of 1934) as of March 31, 2008. Based on this evaluation, the President/Chief Executive Officer/Chief Financial Officer concluded that, although these disclosure controls and procedures are not intended to prevent all errors, emissions or instances of fraud (i) the disclosure controls and procedures are effective as of March 31, 2008 and provide reasonable assurance that material information relating to the Company is made known to management including the President/Chief Executive Officer/Chief Financial Officer and;(ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-QSB, fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-QSB.

    There were no significant changes to the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part II   OTHER INFORMATION
---------------------------

Item 1. - LEGAL PROCEEDINGS

    None.

Item 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None.

Item 3. - DEFAULTS UPON SENIOR SECURITIES

    None.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On January 30, 2008 the shareholders of Princeton Acquisitions at a special meeting approved a 1-for-100 reverse stock split of the Company's common stock, $.001 par value per share, with no change in the number of authorized shares of common stock and with any fractional shares rounded up to a whole share. There were 438,953 shares voted in favor, 66,904 shares against and 40 shares abstained. The reverse stock split became effective February 6, 2008

Item 5. - OTHER INFORMATION

    None.

Item 6. - EXHIBITS

     Exhibit
     No        Description
     -------   -----------------------------------------------------------------

     31.1 Certification of Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification of Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in Littleton, Colorado on May 13, 2008.

                           PRINCETON ACQUISITIONS, INC.




                           By     /s/ Robert Lazzeri
                               ----------------------------------------------
                                Robert Lazzeri
                                President, Chief Executive Officer,
                                Chief Financial Officer (Principal Accounting Officer), and Director