Form 10KSB
period 2008-06-30
PRINCETON ACQUISITIONS INC
filed 2008-09-26
CIK 773717

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2008

                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file No. 000-14319

                          PRINCETON ACQUISITIONS, INC.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

        Colorado                                             84-0991764
------------------------                                  ----------------
(State of incorporation)                                  (I.R.S. Employer
                                                        Identification Number)

                         2560 W. Main Street, Suite 200
                               Littleton, CO 80120
                               -------------------
                    (Address of principal executive offices)

                                 (303)-794-9450
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [_]

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of small business issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the small business issuer is a shell company (as defined by Rule 12b-2 of the Act),

                                 YES [X] NO [ ]

Issuer's revenues for the year ended June 30, 2008 were $ - 0-

Aggregate market value of voting stock held by non-affiliates based on the closing bid price of our common stock on September 25, 2008 was $152,658, which was $1.00 per share.

As of September 26, 2008, the Company had 1,710,649 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

             Index to Princeton Acquisitions, Inc. 2008 Form 10-KSB


                  Cautionary Note Regarding Forward-Looking Statements

PART I
Item 1.           Description of Business
Item 1A           Risk Factors
Item 2.           Description of Property
Item 3.           Legal Proceedings
Item 4.           Submission of Matters to a Vote of Security Holders

PART II
Item 5.           Market for Common Equity and Related Stockholder Matters
Item 6.           Management's Discussion and Analysis of Financial Condition
                   and Results of  Operations
Item 7.           Financial Statements
Item 8.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A(T).       Controls and Procedures

PART III
Item 9.           Directors and Executive Officers
Item 10.          Executive Compensation
Item 11.          Security Ownership of Certain Beneficial Owners and
                   Management and Related
                  Stockholders Matters
Item 12.          Certain Relationships and Related Transactions
Item 13.          Exhibits and Reports on Form 8-K
Item 14.          Principal Accountant Fees and Services

                  Signatures

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

    This Form 10-KSB for Princeton Acquisitions, Inc. ("the Company") contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words "may," "will," "estimate," "intend," "continue," "believe," "expect" or "anticipate" and other similar words.

    Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties. Actual future results may differ significantly from the results discussed in the forward-looking statements. Some of the risks that may affect our performance are discussed below under "Risk Factors Associated with Our Business."

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

Overview

    Princeton Acquisitions Inc., ("the Company") was incorporated in State of Colorado on July 10, 1985, as a blind pool or blank check company. On July 23, 1985 the Company filed a registration statement with the US Securities and Exchange Commission on Form S-18 under the Securities Act of 1933, for a blank check offering of up to 50,000 units at a price of $2.00 per unit. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock for a price of $10.00 per share. The registration statement became effective on November 26, 1985, and in the offering made pursuant to the registration statement the Company sold a total of 44,925 units, resulting in gross offering proceeds of $89,850 and net proceeds, after deduction of expenses of the offering, of $80,990. The offering was terminated in February 1986.

    On February 24, 1986, the Company entered into an Exchange Agreement with North Shore Holding Company, Inc., a Colorado corporation ("North Shore") pursuant to which the Company acquired 100% of the issued and outstanding securities of North Shore in exchange for issuance of 229,950 shares of its common stock. At the time of the transaction, North Shore was a privately held company which had been organized to engage in joint venture mining operations at a site in Idaho. At the time of its acquisition of North Shore, the Company had intended to take the steps necessary to commence mining operations on the Idaho properties held by North Shore. However, the efforts to commence mining operations were immediately abandoned after the Company determined that they were impractical, and thereafter the Company remained in the development stage with no active business operations.

    On January 1, 1991, the Company was administratively dissolved by the Colorado Secretary of State as a result of failure to file required reports with the State of Colorado. It remained inactive from January 1991 until September 24, 2004, when it was reinstated into good standing with the Colorado Secretary of State. It remains in good standing as of the date of filing of this report.

    On November 2, 2007 (the "Closing Date"), pursuant to a Stock Purchase Agreement (the "Stock Purchase Agreement") and a Stock Purchase Option Agreement (the "Option Agreement") Mathis Family Partners, Ltd., Lazzeri Family Trust, EARNCO MPPP, Lazzeri Equity Partners 401K Plan, La Mirage Trust, Blueridge Consultants, Inc. Profit Sharing Plan and the Charitable Remainder Trust of Timothy J Brasel (collectively the "Investors") purchased 431,336 shares, of the common stock of the Company for an aggregate of $318,000 from three shareholders of the Company, including the Company's previous shareholder. As a result of the purchase of the shares of the Company's common stock Investors own approximately 73.7% of the issued and outstanding shares of common stock of the Company which resulted in a change in control of the Company.

    As of the end of its fiscal year ending June 30, 2008, the Company remained in the development stage. Its business plan is to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. Except as described above, the Company's only activities have been organizational ones, directed at developing its business plan and raising capital. The Company has not commenced any commercial operations and has no full-time employees. As of the end of its fiscal year ending June 30, 2008, the Company had not reached any definitive understanding with any business opportunity concerning an acquisition. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

General Business Plan

    Princeton Acquisitions proposes to seek, investigate and, if warranted, acquire an interest in one or more business ventures. Princeton Acquisition's strategy is directed on ventures which are developing companies or established businesses that desire to have a public trading market for its common stock. After Princeton Acquisitions has conducted a merger or acquisition, the surviving entity will be Princeton Acquisitions, however, management from the acquired entity will in all likelihood be retained to operate Princeton Acquisitions. Due to an absence of capital available for investment by Princeton Acquisitions, the types of business seeking to be acquired by Princeton Acquisitions will likely be small and high risk. In all likelihood, a business opportunity will involve the acquisition of or merger with a corporation which desires to establish a public trading market for its common stock.

    Princeton Acquisitions does not propose to restrict its search for investment opportunities to any particular industry or geographical location and may, therefore, engage in essentially any business, anywhere, to the extent of its limited resources.

    It is anticipated that business opportunities will be sought by Princeton Acquisitions from various sources throughout the United States, including its officer and directors, professional advisors such as attorneys and accountants, securities broker dealers, venture capitalists, members of the financial community, other businesses and others who may present solicited and unsolicited proposals. Management believes that business opportunities and ventures will become available to it due to a number of factors, including, among others: (1) management's willingness to enter into unproven, speculative ventures; (2) management's contacts and acquaintances; and (3) Princeton Acquisition's flexibility with respect to the manner in which it may structure a potential financing, merger or acquisition. However, there is no assurance that Princeton Acquisitions will be able to structure, finance, merge with or acquire any business opportunity or venture.

Operation of Princeton Acquisitions

    Princeton Acquisitions intends to search throughout the United States for a merger or acquisition candidate, however, because of its lack of capital, Princeton Acquisitions believes that the merger or acquisition candidate will be conducting business within a limited geographical area. Princeton Acquisitions intends to maintain its corporate headquarters and principal place of business at 2560 W. Main Street, Suite 200, Littleton, Colorado 80120. All corporate records will be maintained at said office, and it is anticipated that all shareholders' meetings will take place in Colorado. In the event that a merger or acquisition of Princeton Acquisitions takes place, no assurance can be given that the corporate records or headquarters will continue to be maintained at Littleton, Colorado, or that shareholders' meetings will be held in Colorado.

    Princeton Acquisition's management will seek acquisition/merger candidates or orally contact individuals or broker dealers and advise them of the availability of Princeton Acquisitions as an acquisition candidate. Management will review material furnished to them by the proposed merger or acquisition candidates and will ultimately decide if a merger or acquisition is in the best interests of Princeton Acquisitions and its shareholders.

    Princeton Acquisitions may employ outside consultants until a merger or acquisition candidate has been targeted by Princeton Acquisitions, however, management believes that it is impossible to consider the criteria that will be used to hire such consultants. While Princeton Acquisitions may hire independent consultants, it has not considered any criteria regarding their experience, the services to be provided, or the term of service. As of the date hereof, Princeton Acquisitions has not had any discussions with any consultants and there are no agreements or understandings with any consultants. Other than as disclosed herein, there are no other plans for accomplishing the business purpose of Princeton Acquisitions.

Selection of Opportunities

    The analysis of new business opportunities will be undertaken by or under the supervision of Princeton Acquisition's executive officer and directors who are not professional business analysts and have had little previous training in business analysis. Inasmuch as Princeton Acquisitions will have limited funds available to it in its search for business opportunities and ventures, Princeton Acquisitions will not be able to expend significant funds on a complete and exhaustive investigation of such business or opportunity. Princeton Acquisitions will, however, investigate, to the extent believed reasonable by its management, such potential business opportunities or ventures.

    As part of Princeton Acquisition's investigation, a representative of Princeton Acquisitions may meet personally with management and key personnel of the firm sponsoring the business opportunity, visit and inspect plants and facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures, to the extent of Princeton Acquisition's limited financial resources and management and technical expertise.

    Prior to making a decision to participate in a business opportunity or venture that is a statutory merger or conversion, Princeton Acquisitions will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history, management resumes, financial information, available projections with related assumptions upon which they are based, evidence of existing patents, trademarks or service marks or rights thereto, current and proposed forms of compensation to management, a description of transactions between the prospective entity and its affiliates during relevant periods, a description of current and required facilities, an analysis of risks and competitive conditions, and other information deemed relevant.

    It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and costs for accountants, attorneys and others. In order to meet its liquidity needs during the next fiscal year, the Company may receive additional financing from its officer, directors and stockholders.

    Princeton Acquisitions will have unrestricted flexibility in seeking, analyzing and participating in business opportunities. In its efforts, Princeton Acquisitions will consider the following kinds of factors:

     o Potential for growth, indicated by new technology, anticipated market expansion or new products;
     o Competitive position as compared to other firms engaged in similar activities;
     o    Strength of management;
     o Capital requirements and anticipated availability of required funds from future operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources; and
     o    Other relevant factors.

    Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that due to Princeton Acquisition's limited capital available for investigation and management's limited experience in business analysis, Princeton Acquisitions may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

    Princeton Acquisitions is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

Form of Merger or Acquisition

    The manner in which Princeton Acquisitions participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of Princeton Acquisitions and the merger or acquisition candidate, and the relative negotiating strength of Princeton Acquisitions and such merger or acquisition candidate. The exact form or structure of Princeton Acquisition's participation in a business opportunity or venture will be dependent upon the needs of the particular situation. Princeton Acquisition's participation may be structured as an asset purchase, a partnership, a merger, or an acquisition of securities or such other form as its management deems appropriate.

    As set forth above, Princeton Acquisitions may acquire its participation in a business opportunity through the issuance of common stock or other securities in Princeton Acquisitions. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1954, as amended, may depend upon the issuance to the shareholders of the acquired company of at least 80% of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, all prior shareholders may, in such circumstances, retain 20% or less of the total issued and outstanding common stock. If such a transaction were available to Princeton Acquisitions, it will be necessary to obtain shareholder approval to effectuate a reverse stock split or to authorize additional shares of common stock prior to completing such acquisition. This could result in substantial additional dilution to the equity of those who were shareholders of Princeton Acquisitions prior to such reorganization. Further, extreme caution should be exercised by any investor relying upon any tax benefits in light of the proposed new tax laws. It is possible that no tax benefits will exist at all. Prospective investors should consult their own legal, financial and other business advisors.

    The present management and shareholders of Princeton Acquisitions will in all likelihood not have control of a majority of the voting shares of Princeton Acquisitions following a reorganization transaction. In fact, it is probable that the shareholders of the acquired entity will gain control of Princeton Acquisitions. The terms of sale of the shares presently held by management of Princeton Acquisitions may not be afforded to other shareholders of Princeton Acquisitions. As part of any transaction, Princeton Acquisition's directors may resign and new directors may be appointed without any vote by the shareholders.

    Princeton Acquisitions has an unwritten policy that it will not acquire or merge with a business or company in which Princeton Acquisition's management or its affiliates or associates directly or indirectly have a controlling interest. Management is not aware of any circumstances under which the foregoing policy will be changed and management, through its own initiative, will not change said policy.

    Pursuant to regulations promulgated under the Securities Exchange Act of 1934, as amended, Princeton Acquisitions will be required to obtain and file with the SEC audited financial statements of an acquired company within four days from the date the transaction is completed.

Competition

    Princeton Acquisitions will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than us. In view of our combined extremely limited financial resources and limited management availability, Princeton Acquisitions will continue to be at a significant competitive disadvantage compared to its competitors.

ITEM 1A. RISK FACTORS
---------------------

    We are subject to various risks that could have a negative effect on the Company and its financial condition, including the following.

No operating history or revenue and minimal assets.

    Princeton Acquisitions has had very limited operating history and minimal revenues or earnings from operations. There are no significant assets or financial resources. Princeton Acquisitions will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in Princeton Acquisitions incurring a net operating loss which will increase continuously until we can consummate a business combination with a target company. There is no assurance that Princeton Acquisitions can identify such a target company and consummate such a business combination.

Adequate financing may not be available when needed.

    Princeton Acquisitions entered into a Revolving Credit Agreement with the Company's major shareholders on March 11, 2008, to borrow up to $250,000 to fund operating activities. While future operating activities are expected to be funded by the Revolving Credit Agreement the Company's request for funds under the Revolving Credit Agreement are not guaranteed and in the event that such future operating activities are not funded pursuant to the Revolving Credit Agreement, additional sources of funding would be required to continue operations. There is no assurance that the Company could raise working capital or if any capital would be available at all. Failure to obtain financing when needed could result in curtailing operations, acquisitions or mergers and investors could lose some or all of their investment.

Speculative nature of the Company's proposed operations.

    The success of Princeton Acquisition's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While management will prefer business combinations with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event Princeton Acquisitions completes a business combination, of which there can be no assurance, the success of the Company's operations will be dependent upon management of the target company and numerous other factors beyond Princeton Acquisition's control.

Scarcity of and competition for business opportunities and combinations.

    Princeton Acquisitions is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than Princeton Acquisitions and, consequently, Princeton Acquisitions will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, Princeton Acquisitions will also compete with numerous other small public companies in seeking merger or acquisition candidates.

No agreement for business combination or other transaction - - No standards for business combination.

    There can be no assurance that Princeton Acquisitions will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There is no assurance that Princeton Acquisitions will be able to negotiate a business combination on terms favorable to the Company. Princeton Acquisitions has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which Princeton Acquisitions would not consider a business combination with such business entity. Accordingly, Princeton Acquisitions may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

Continued management control, limited time availability.

    While seeking a business combination, Princeton Acquisition's officer anticipates devoting only a limited amount of time per month to the business of Princeton Acquisitions. Princeton Acquisition's officer have not entered into a written employment agreement with the Company and are not expected to do so in the foreseeable future. Princeton Acquisitions has not obtained key man life insurance on its officer and directors. Notwithstanding, the combined limited experience and time commitment of management, loss of the services of these individuals would adversely affect development of Princeton Acquisition's business and its likelihood of continuing operations.

Conflicts of interest - - General.

    Princeton Acquisition's officer and directors participate in other business ventures which may compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future. Princeton Acquisitions has an unwritten policy that it will not acquire or merge with a business or company in which Princeton Acquisition's management or its affiliates or associates directly or indirectly have a controlling interest. Management is not aware of any circumstances under which the foregoing policy will be changed and management, through its own initiative, will not change said policy.

Reporting requirements may delay or preclude acquisitions.

    Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") requires companies subject thereto to provide certain information about significant acquisitions including certified financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by Princeton Acquisitions. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

Lack of market research or marketing organization.

    Princeton Acquisitions has neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by Princeton Acquisitions. Even in the event demand exists for a merger or acquisition of the type contemplated by Princeton Acquisitions, there is no assurance we will be successful in completing any such business combination.

Lack of diversification.

    Princeton Acquisition's proposed operations, even if successful, will in all likelihood result in us engaging in a business combination with only one business entity. Consequently, Princeton Acquisition's activities will be limited to those engaged in by the business entity which we merge with or acquire. Princeton Acquisition's inability to diversify its activities into a number of areas may subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with Princeton Acquisition's operations.

Regulation under investment company act.

    Although Princeton Acquisitions will be subject to regulation under the Exchange Act, management believes Princeton Acquisitions will not be subject to regulation under the Investment Company Act of 1940, insofar as Princeton Acquisitions will not be engaged in the business of investing or trading in securities. In the event Princeton Acquisitions engages in business combinations which result in Princeton Acquisitions holding passive investment interests in a number of entities, Princeton Acquisitions could be subject to regulation under the Investment Company Act of 1940. In such event, Princeton Acquisitions would be required to register as an investment company and could be expected to incur significant registration and compliance costs. Princeton Acquisitions has obtained no formal determination from the Securities and Exchange Commission as to the status of Princeton Acquisitions under the Investment Company Act of 1940 and, consequently, any violation of such Act could subject Princeton Acquisitions to material adverse consequences.

Probable change in control and management.

    A business combination involving the issuance of Princeton Acquisition's common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in Princeton Acquisitions. Any such business combination may require shareholders of Princeton Acquisitions to sell or transfer all or a portion of Princeton Acquisition's common stock held by them. The resulting change in control of Princeton Acquisitions will likely result in removal of the present officer and directors of Princeton Acquisitions and a corresponding reduction in or elimination of their participation in the future affairs of Princeton Acquisitions

Reduction of percentage share ownership following business combination.

    Princeton Acquisition's primary plan of operation is based upon a business combination with a business entity which, in all likelihood, will result in Princeton Acquisitions issuing securities to shareholders of such business entity. The issuance of previously authorized and unissued common stock of Princeton Acquisitions would result in reduction in the percentage of shares owned by the present shareholders of Princeton Acquisitions.

No dividends.

    Princeton Acquisitions has not paid dividends on it's Common Stock to date and does not presently intend to pay dividends prior to the consummation of a business combination. The payment of dividends after a business combination, if any, will be contingent upon the Company's revenues and earnings, if any, capital requirements and general financial condition subsequent to consummation of a business combination. The payment of any dividends subsequent to consummation of a business combination will be within the discretion of the Company's then Board of Directors. It is the present intention of the Board of Directors to retain all earnings, if any, for use in the Company's business operations and, accordingly, the Board does not anticipate paying any cash dividends in the foreseeable future.

Taxation.

    Federal and state tax consequences will, in all likelihood, be major considerations in any business combination Princeton Acquisitions may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. Princeton Acquisitions intends to structure any business combination so as to minimize the federal and state tax consequences to both Princeton Acquisitions and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

Requirement of audited financial statements may disqualify business opportunities.

    Management of Princeton Acquisitions will request that any potential business opportunity provide audited financial statements. One or more attractive business opportunities may choose to forego the possibility of a business combination with Princeton Acquisitions rather than incur the expenses associated with preparing audited financial statements.

ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

Facilities

     The Company has no properties and at this time has no agreements to acquire any properties. Since November 2007, the Company utilizes the offices of an officer of the Company, located at 2560 W. Main Street, Suite 200, Littleton, Colorado 80120. The Company pays $1,500 per month for reimbursement of out-of-pocket expenses such as telephone, postage, supplies and administrative support to a company controlled by a Director of the Company. The Company had paid $12,000 for these expenses for the year ended June 30, 2008.

     There are no agreements or understandings with respect to the office facility subsequent to the completion of an acquisition. Upon a merger or acquisition, Princeton Acquisitions intends to relocate its office to that of the acquisition candidate.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

    Princeton Acquisitions is not currently involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

    No matters were submitted to a vote of the shareholders of Princeton Acquisitions during the fourth quarter of the fiscal year which ended June 30, 2008.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS
-----------------------------------------------------------------

Market Information

    Princeton Acquisition's common stock is quoted on the OTC Bulletin Board under the Symbol PRAQ. There is only a limited trading market for our stock, stockholders may find it difficult to sell their shares. As reported by the OTC BB, our stock has had a high of $2.25 and a low of $1.00 for the fiscal year ended June 30, 2008.

Holders

    As of June 30, 2008, we had approximately 130 holders of record of our common stock.

Dividends

    We have not paid, nor declared, any dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Management anticipates that earnings, if any, will be retained to fund our working capital needs and the expansion of our business. The paying of any dividends is in the discretion of the Board of Directors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

    You should read the following discussion and analysis in conjunction with our financial statements, including the notes thereto contained in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of certain factors, including those set forth under "Risk Factors Associated with Our Business" and elsewhere in this report.

Overview

    Princeton Acquisitions was formed for the purpose of evaluating and seeking merger candidate and was incorporated in the State of Colorado on July 10, 1985. On February 24, 1986, the Company entered into an Exchange Agreement with North Shore Holding Company, Inc., a Colorado corporation ("North Shore") pursuant to which the Company acquired 100% of the issued and outstanding securities of North Shore in exchange for issuance of 229,950 shares of its common stock. At the time of the transaction, North Shore was a privately held company which had been organized to engage in joint venture mining operations at a site in Idaho. The Company determined that commencing mining operations were impractical and abandoned their efforts; remaining as a development stage company with no active business operations.

    On January 1, 1991, the Company was administratively dissolved by the Colorado Secretary of State as a result of failure to file required reports with the State of Colorado. It remained inactive from January 1991 until September 24, 2004, when it was reinstated into good standing with the Colorado Secretary of State. It remains in good standing as of the date of filing of this report.

    On November 2, 2007 a Stock Purchase Agreement (the "Stock Purchase Agreement") and a Stock Purchase Option Agreement (the "Option Agreement") Mathis Family Partners, Ltd., Lazzeri Family Trust, EARNCO MPPP, Lazzeri Equity Partners 401K Plan, La Mirage Trust, Blueridge Consultants, Inc. Profit Sharing Plan and the Charitable Remainder Trust of Timothy J Brasel (collectively the "Investors") purchased 431,336 shares, of the common stock of the Company for an aggregate of $318,000 from three shareholders of the Company, including the Company's previous largest shareholder. As a result of the purchase of the shares of the Company's common stock Investors owned approximately 73.7% of the issued and outstanding shares of common stock of the Company which resulted in a change in control of the Company.

    On March 11, 2008, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") with the Investors to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note dated March 11, 2008. In connection with and as a loan fee for the foregoing unsecured credit facility, Investors received a total of 1,125,000 unregistered shares of the Company's common stock valued at $2,000. As a result of the Revolving Credit agreement, the Investors own 91% of the issued and outstanding shares of common stock of the Company as of June 30, 2008.

    Currently, Princeton Acquisitions is in the development stage and has not yet realized any revenues from its planned operations. Princeton Acquisition's business plan is to evaluate structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.

    Although Princeton Acquisitions has not entered into any definitive agreement regarding a merger management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation.

    Management and its affiliates may pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in Princeton Acquisitions retained by management and its affiliates, or both.

     Princeton Acquisitions has no full time employees. Princeton Acquisition's officer has agreed to allocate a portion of their time to the activities of Princeton Acquisitions, without compensation.

Results of Operations

For year ended June 30, 2008, compared the year ended June 30, 2007.

    Revenue. No operating revenues were generated during the year ended June 30, 2008 and June 30, 2007.

    Operating Expenses. Total operating expenses were $32,872 and $15,370, respectively for the year ended June 30, 2008 and the year ended June 30, 2007. Operating expenses consist of professional, management and filing fees.

    Other Income (Expenses). Total other income (expense) were ($2,786) and $0, respectively and for the year ended June 30, 2008 and the year ended June 30, 2007. On March 11, 2008 the Company entered into a Revolving Credit Agreement with the Company's major shareholders resulting in a loan fee expense of $2,000.

Liquidity and Capital Resources

    As of June 30, 2008, the Company had $4,208 in cash and cash equivalents and a working capital deficit of ($28,078).

    The Company will incur fees and expenses associated with maintaining compliance with the SEC. Additionally, it is likely the Company will incur expenses associated with its search and review of possible acquisitions. If an acquisition or other significant corporate transaction is contemplated, then other fees and expenses could be incurred.

    On March 11, 2008, the Company entered into a Revolving Credit Agreement with the Company's major shareholders to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note. All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand. As of June 30, 2008, $31,500 was borrowed under this agreement with $786 of interest accrued.

    While future operating activities are expected to be funded by the Revolving Credit Agreement the Company's request for funds under the Revolving Credit Agreement are not guaranteed and in the event that such future operating activities are not funded pursuant to the Revolving Credit Agreement, additional sources of funding would be required to continue operations. There is no assurance that the Company could raise working capital or if any capital would be available at all.

Off-Balance Sheet Items

    We have no off-balance sheet items as of June 30, 2008.

ITEM 7. FINANCIAL STATEMENTS
----------------------------

    The financial statements are included in this annual report on Form 10-KSB at page F-1.

Index to Financial Statements

       Report of Independent Registered Public Accounting Firm              F-1
       Balance Sheets as of June 30, 2008 and 2007                          F-2
       Statements of Operations for the years ended June 30, 2008 and 2007 and from July 10, 1985 (date of commencement of
          development stage) through June 30, 2008                          F-3
       Statements of Changes in Stockholders' (Deficit) for the years
          ended June 30, 2008 and 2007                                      F-4
       Statements of Cash Flows for the Years Ending June 30, 2008
          and 2007 and from July 10, 1985 (date of commencement of
          development stage) through June 30, 2008                          F-5
       Notes to Financial Statements                                        F-6



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

    None.

ITEM 8A(T). CONTROLS AND PROCEDURES
-----------------------------------

     We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     As of June 30, 2008 our management, including the President, evaluated the overall effectiveness of the Company's responsibility and assessment of internal controls and procedures. Based on such evaluation, our management concluded that these internal controls and procedures were effective as of the end of the period covered by this annual report.

     There have not been any changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION
--------------------------

    None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS
----------------------------------------

Directors and Executive Officers

    The following sets forth certain information regarding each of our directors and executive officers:

    Name                    Age   Position                               Director or Officer Since
    --------------------    ---   -------------------------------------- --------------------------
    Robert Lazzeri          47    President, Chief Executive Officer,    November 2007
                                  Chief Financial Officer and Director
    Earnest Mathis, Jr.     49    Director                               March 2008
    Timothy Brasel          50    Director                               March 2008

    All officers hold their positions at the will of the Board of Directors. All directors hold their positions until their successors are elected and qualified.

    The following is a summary of our directors' and executive officers' business experience.

     Robert Lazzeri. President, Chief Executive Officer, Chief Financial Officer and Director. Mr. Lazzeri, is a private investor and business executive. From November 2007 to present, Mr. Lazzeri has been the President, Chief Executive Office, Chief Financial Officer and a Director of Princeton Acquisitions, Inc. From August 2006 to the present, Mr. Lazzeri has been a Principal with Inverness Investments, Inc., a privately-held financial consulting company in Littleton, Colorado. From February 2003 to January 2007, Mr. Lazzeri was a Managing Member of Black Diamond Industries, LLC, a privately-held investment company. From October 1989 to October 1999 Mr. Lazzeri was a Partner and Senior Vice President with Daniels & Associates' investment banking group in Denver, Colorado. From 1983 to 1989 Mr. Lazzeri worked for five years with a "Big Eight" Public Accounting firm and then in Corporate Finance for a private company. Mr. Lazzeri graduated with a Bachelor of Science degree in Accounting from the University of Colorado. He is a CPA.

      In addition to his experience noted above, Mr. Lazzeri has been involved with the following publicly reporting companies: from May 2007 to April 2008, Mr. Lazzeri was the President and a Director of NB Design & Licensing, Inc. In April 2008, New Bridge Design & Licensing, Inc acquired Organic Alliance Inc. in an exchange for securities agreement and Mr. Lazzeri resigned as an officer and director in April 2008. From December 2006 to present, Mr. Lazzeri has been an Executive Officer and Director of Birch Branch, Inc. From October 1999 to April 2002 Mr. Lazzeri was Chief Executive Officer and Director of PentaStar Communications, Inc.

     Earnest Mathis, Jr. - Director, From March 2008 to present, Mr. Mathis has been a Director of Princeton Acquisitions, Inc. From December 2006 to present, Mr. Mathis has been the Chief Executive Officer, President and a Director of Birch Branch, Inc. From October 26, 2006 to August 29, 2007, Mr. Mathis was Chief Executive Officer and Director of MyCom Group, Inc. a publicly-held shell corporation. In August 2007, Mycom Group, Inc. acquired Veritas Solutions, Inc. in a stock for stock transaction and Mr. Mathis resigned as an officer at that time. Mr. Mathis also has been the Manager of BAMM, LLC, which holds real property, since June 2005. In March 2002, Mr. Mathis became one of the founding members and managers of Waveland Ventures, LLC, a capital management company with emphasis in managing economic redevelopment and stimulation programs for governmental entities. He also is a managing director of Waveland Colorado Ventures, LLC, a Certified Capital Company. From February 2003 to the present, Mr. Mathis has been a manager and member of Louisiana Land Acquisitions, LLC, which holds real property. From January 1987 to the present, Mr. Mathis has been President and a member of the Board of Directors of Inverness Investments, Inc. a privately-held financial consulting company in Littleton, Colorado. From December 2004 to present, Mr. Mathis has been a manager of Trinidad Golf, LLC, a golf course development company. From October 2004 to present, Mr. Mathis has been a manager of Trinidad Land Co., LLC, which holds real property. From March 2005 to July 2007, Mr. Mathis was the Chairman of the Board of Directors for Xelr8 Holdings, Inc. (formerly VitaCube Systems Holdings, Inc) and from March 2005 to October 11, 2006 was their Chief Executive Officer and from March 2005 to June 2, 2005 was their President. From June 2002 to June 2003, Mr. Mathis was the President and a Director of Instanet, Inc. Instanet was a publicly-held shell corporation. In August 2003, Instanet acquired VitaCubeSystems Holdings, Inc. in a stock for stock transaction and Mr. Mathis resigned as an officer and director at that time. From April 2002 to July 2006 Mr. Mathis was the Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors of Petramerica Oil, Inc., a publicly-held shell corporation. In July 2006, Petramerica Oil, Inc. acquired Triton Distribution Systems, Inc. in a stock for stock transaction and Mr. Mathis resigned as an officer and director in July 2006. From December 2005 to December 2006, Mr. Mathis was President of Xedar Corporation, a publicly-held shell corporation. In December 2006 Xedar Corporation acquired Premier Data Services, Inc. in a stock for stock transaction and Mr. Mathis resigned as an officer at that time and as a director in January 2007. From February 1998 to the present, Mr. Mathis has served as Manager of Amerigolf, LLC, a golf course development company. From January 1997 to the present, Mr. Mathis has served as President of Integrated Medical Services, Inc. (IMS). IMS transported and processed medical waste from small and large generators of medical waste. In March 1999, IMS sold 100% of its assets to publicly held Stericycle, Inc.. Mr. Mathis attended Denver University where he studied finance.

     Timothy Brasel - Director, From March 2008 to present, Mr. Brasel has been a Director of Princeton Acquisitions, Inc. From 1987 to present, Mr. Brasel has been President and a Director of Bleu Ridge Consultants, Inc. Mr. Brasel currently devotes the majority of his time to managing his various business investments. From 2001 to 2003, Mr. Brasel was a Director in Mountain States Lending, Inc. Over five years ago, Mr. Brasel served as a director of six publicly held shells. These companies are ILMI Corporation, Studio Capital Corp., Calneva Capital Corp., Zirconium Capital Corp., Hightop Capital Corp., and Royal Belle Capital Corp. From December 1996 until September 1998, he served as President and Director of Cypress Capital, Inc., which completed an acquisition of Terra Telecommunications, Inc. during September 1998. From September 1995 until January 1999, he served as President and a Director of High Hopes, Inc., which completed an acquisition of certain technology from Sanga e-Health LLC during January 1999. From May 1995 until August 1997, Mr. Brasel served as President and a director of Universal Capital Corp., which completed an acquisition of Remarc International Inc. during August 1997. From February 1996 until February 1997, Mr. Brasel served as President and a director of Capital 2000, Inc. which completed an acquisition of United Shields Corporation in February 1997. From July 1996 until December 1997, Mr. Brasel served as President and a director of Mahogany Capital, Inc., which completed an acquisition of Pontotoc Production Company, Inc. during December 1997. From July 1996 until May 1998, Mr. Brasel served as President and a director of Walnut Capital, Inc., which completed a merger with Links Ltd. during May 1998. From March 1990 until September 1994, Mr. Brasel served as President, Secretary, Treasurer and a Director of Prentice Capital, Inc., a publicly held blank-check company which completed an acquisition of Universal Footcare, Inc. From March 1990 until August 1993, Mr. Brasel was President, Secretary and a director of Brasel Ventures, Inc., a publicly held blank-check company, which completed an acquisition of American Pharmaceutical Company. Mr. Brasel received a Bachelor of Science degree in Business Administration from Morningside College, Sioux City, Iowa.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended requires our executive officer and directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officer, directors and greater than 10% stockholders are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file. We believe all of our executive officer and directors complied with all applicable filing requirements during the fiscal year ended June 30, 2008.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

Compensation Discussion and Analysis

    Our officer and directors do not receive any compensation for services rendered, have not received such compensation in the past, and are not accruing any compensation pursuant to any agreement with our Company. Our officer and directors are reimbursed for expenses incurred on our behalf. Our officer and directors will not receive any finder's fee as a result of their efforts to implement the business plan outlined herein. However, our officer and directors anticipate receiving benefits as beneficial shareholders of our common stock.

    We have not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our employees.

Employment Contracts

    There are no employment contracts between the Company and any of its officer or directors.

Post-Employment Compensation, Pension Benefits, Nonqualified Deferred
Compensation

    There were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by the executive officer during the year ended June 30, 2008.

Director Compensation

    The director's received no compensation during the year ended June 30, 2008.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
---------------------------------------------------------------------------
RELATED STOCKHOLDERS MATTERS
----------------------------

Security Ownership of Certain Beneficial Owners and Management

    The following table sets forth certain information with respect to the ownership of our Common Stock as of the June 30, 2008, by (i) each person who is known by us to own of record or beneficially more than 5% of our Common Stock,
(ii) each of our directors and officer. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares of Common Stock.

                                                         Number of   Percent of
Name and Address                                           Shares      Class (1)
-------------------------------------------------        ---------   ----------
Lazzeri Family Trust (2)                                  260,511        15.2%
2560 W. Main Street, Suite 200
Littleton, CO 80123

Lazzeri Equity Partner 401-K Plan (2)                     260,511        15.2%
2560 W. Main Street, Suite 200
Littleton, CO 80123

Mathis Family Partners, LTD (3)                           260,511        15.2%
2560 W. Main Street, Suite 200
Littleton, CO 80123

EARNCO MPPP (3)                                           260,511        15.2%
2560 W. Main Street, Suite 200
Littleton, CO 80123

LaMirage Trust (4)                                        188,059        11.0%
5770 South Beech Court
Greenwood Village, CO 80121

Blueridge Consultants, Inc. Profit Sharing Plan (4)       167,057         9.8%
5770 South Beech Court
Greenwood Village, CO 80121

Brasel Charitable Remainder Trust (4)                     160,831         9.4%
5770 South Beech Court
Greenwood Village, CO 80121
                                                        ---------      -------
Total officer and director                              1,557,991        91.0%

(1) Percentages are rounded to the nearest one-tenth of one percent. Percentages are based on 1,710,649 shares of common stock outstanding at June 30, 2008.

(2) Robert Lazzeri, President, Chief Executive Officer, Chief Financial Officer and Director Princeton Acquisitions Inc., is also the Trustee of Lazzeri Family trust and the Trustee of Lazzeri Equity Partner 401-K Plan.

(3) Earnest Mathis, Jr., Director of Princeton Acquisitions Inc., is also the General Partner of Mathis Family Partners LTD., and the Trustee of EARNCO MPPP.

(4) Timothy Brasel, Director of Princeton Acquisitions Inc., is also the Trustee of LaMirage Trust, Trustee of Blueridge Consultants, Inc. Profit Sharing Plan and the Trustee of Brasel Charitable Remainder Trust.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

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

     The Company has no properties and at this time has no agreements to acquire any properties. Since November 2007, the Company utilizes the offices of Mr. Robert Lazzeri, located at 2560 W. Main Street, Suite 200, Littleton, Colorado 80120. The Company pays $1,500 per month for reimbursement of out-of-pocket expenses such as telephone, postage, supplies and administrative support to a company controlled by a Director of the Company. The Company had paid $12,000 for these expenses for the year ended June 30, 2008.

    The Company is located in the offices of Robert Lazzeri the President, Chief Executive Officer, Chief Financial Officer and Director of Princeton Acquisitions. Princeton Acquisition's office will remain at Mr. Lazzeri's office until an acquisition has been concluded. There are no written documents memorializing the foregoing. The Company pays $1,500 per month for reimbursement of out-of-pocket expenses such as telephone, postage, supplies and administrative support to a company controlled by a Director of the Company. The Company had paid $12,000 for these expenses for the year ended June 30, 2008.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a.)     Exhibits

    Exhibit No.     Description
    -----------     ------------------------------------------------------------
        3.1         Articles of Incorporation, filed with Form S-18 on July 23,
                    1985, as Exhibit 3.1, and incorporated herein by reference
        3.1.1       Certificate of Amendment to the Articles of Incorporation,
                    filed with Form 8-K on February 11, 2008, as Exhibit 3.1, and incorporated herein by reference
        3.2         By-laws, filed with Form S-18 on July 23, 1985, as Exhibit
                    3.2, and incorporated herein by reference
       10.1         Revolving Credit Agreement, filed with Form 8-K on March 13,
                    2008, as Exhibit 99.1 and incorporated herein by reference
       10.2         Revolving Loan Note, filed with Form 8-K on March 13, 2008, as Exhibit 99.2 and incorporated herein by reference
       31.1         Certification of Company pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002
       32.1         Certification of Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

    Set forth below are fees paid to the Company's independent accountants for the past two years for the professional services performed for the Company.

Audit Fees and Audit Related

     We paid Ronald R. Chadwick, P.C., a total of $4,500 and $7,500 respectively for fiscal year ended June 30, 2008 and 2007 for professional services rendered for the audit of our annual financial statements, the reviews of financial statements included in our Forms 10-KSB and 10-QSB and for any other services that are normally provided by our independent auditors in connection with our statutory and regulatory filings or engagements.

Tax Fees

     For the Company's fiscal year ended June 30, 2008 and 2007, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

    None.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of Exchange Act, the small business issuer caused this report to be signed on its behalf by the undersigned, on September 26, 2008.


                                       PRINCETON ACQUISITIONS, INC.


                                       By   /s/ Robert Lazzeri
                                            ----------------------------------
                                            Robert Lazzeri
                                            President, Chief Executive Officer,
                                            Chief Financial Officer (Principal
                                            Accounting Officer), and
                                            Director

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the small business issuer and in the capacities on the dates indicated.

Signature                     Name                     Title                                  Date
--------------------          ------------------       --------------------------------       -----------------------

/s/ Robert Lazzeri            Robert Lazzeri           President, Chief Executive             September 26, 2008
------------------                                     Officer, Chief Financial Officer
                                                       and Director

/s/ Earnest Mathis Jr.        Earnest Mathis, Jr.      Director                               September 26, 2008
----------------------

/s/ Timothy Brasel            Timothy Brasel           Director                               September 26, 2008
------------------

                            RONALD R. CHADWICK, P.C.
                           Certified Public Accountant
                        2851 South Parker Road, Suite 720
                             Aurora, Colorado 80014
                             Telephone (303)306-1967
                                Fax (303)306-1944


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Princeton Acquisitions, Inc.
Littleton, Colorado

I have audited the accompanying balance sheets of Princeton Acquisitions, Inc. (a development stage company) as of June 30, 2008 and 2007 and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from July 10, 1985 (inception of the development stage) through June 30, 2008. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Princeton Acquisitions, Inc. as of June 30, 2008 and 2007 and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from July 10, 1985 (inception of the development stage) through June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements the Company has suffered losses from operations and has a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado
Ronald R. Chadwick, P.C.
------------------------
September 18, 2008                                     RONALD R. CHADWICK, P.C.


                          PRINCETON ACQUISITIONS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                                  June 30,     June 30,
                                                                    2008         2007
                                                                 ---------    ---------
ASSETS
Current assets:
        Cash                                                     $   4,208    $      --
                                                                 ---------    ---------

           Total current assets                                      4,208           --
                                                                 ---------    ---------

        Total assets                                             $   4,208    $      --
                                                                 =========    =========

LIABILITIES AND SHAREHOLDERS' (DEFICIT)
Current liabilities:
        Accounts payable                                         $      --    $   1,500
        Accounts payable - related party (Note 3)                       --       89,580
        Accrued expense                                                786           --
        Note payables                                               31,500           --
                                                                 ---------    ---------

          Total current liabilities                                 32,286       91,080
                                                                 ---------    ---------


SHAREHOLDERS' (DEFICIT) (Note 2)
Preferred stock, authorized 50,000,000 shares, $1 par value,
    none issued or outstanding                                          --           --
Common stock, authorized 100,000,000 shares, $.001 par value,
    1,710,649 and 585,639 issued and outstanding, respectively       1,711          586
Additional paid in capital                                         273,600      176,065
Accumulated (deficit) during development stage                    (303,389)    (267,731)
                                                                 ---------    ---------

         Total shareholders' (deficit)                             (28,078)     (91,080)
                                                                 ---------    ---------

         Total liabilities and shareholders' (deficit)           $   4,208    $      --
                                                                 =========    =========



   The accompanying notes are an integral part of these financial statements.


                          PRINCETON ACQUISITIONS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                Period
                                                                               July 10,
                                                                                 1985
                                                                               (Date of
                                                                             Commencement
                                                  For the        For the    of Development
                                                Year Ended     Year Ended     Stage) to
                                                 June 30,       June 30,       June 30,
                                                   2008           2007           2008
                                                -----------    -----------    -----------
Revenues                                        $        --    $        --    $        --

Operating expenses:
     Accounting fees                                  3,700             --          3,700
     Legal fees                                       5,285             --          5,285
     Shareholder expense                              6,167             --          6,167
     Other general and administrative expense        17,720         15,370        266,598
     Property write off                                  --             --        146,975
                                                -----------    -----------    -----------
        Total operating expenses                     32,872         15,370        428,725
                                                -----------    -----------    -----------

Net (loss) from operations                          (32,872)       (15,370)      (428,725)
                                                -----------    -----------    -----------

Other Income (expense)
     Gain on debt relief                                 --             --        128,122
     Loan fee - related party (expense)              (2,000)        (2,000)
     Interest expense                                  (786)            --           (786)
                                                -----------    -----------    -----------
        Total other income (expense)                 (2,786)            --        125,336
                                                -----------    -----------    -----------

Net (loss)                                      $   (35,658)   $   (15,370)   $  (303,389)
                                                ===========    ===========    ===========


Net (loss) per common share                     $     (0.03)   $     (0.03)
                                                -----------    -----------


Weighted average number of
     common shares outstanding                    1,031,341        585,639
                                                ===========    ===========

    The accompanying notes are an integral part of these financial statements.

                          PRINCETON ACQUISITIONS, INC.
                          (A Development Stage Company)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                        Accumulated
                                                                         (Deficit)
                                                             Additional   During        Total
                                         Common Stock          pd-in    Development  Stockholders'
                                      Shares       Amount     Capital      Stage      (Deficit)
                                     ---------   ---------   ---------   ---------    ---------
Balance at June 30, 2006               585,639         586     170,105    (252,361)     (81,670)

Expense paid by related party               --          --       5,960          --        5,960
  and donated to the company

Net loss                                    --          --          --     (15,370)     (15,370)

                                     ---------   ---------   ---------   ---------    ---------
Balance at June 30, 2007               585,639         586     176,065    (267,731)     (91,080)

Expense paid by related party               --          --      96,660          --       96,660
  and donated to the company

Fraction shares issued as a result
  of reverse stock-split                    10          --

Issuance for loan fee                1,125,000       1,125         875          --        2,000

Net loss                                    --          --          --     (35,658)     (35,658)
                                     ---------   ---------   ---------   ---------    ---------
Balance at June 30, 2008             1,710,649       1,711     273,600    (303,389)     (28,078)
                                     =========   =========   =========   =========    =========

   The accompanying notes are an integral part of these financial statements.


                          PRINCETON ACQUISITIONS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                         Period
                                                                                        July 10,
                                                                                          1985
                                                                                        (Date of
                                                                                      Commencement
                                                               For the      For the  of Development
                                                             Year Ended   Year Ended   Stage) to
                                                              June 30,     June 30,     June 30,
                                                                2008         2007         2008
                                                              ---------    ---------    ---------
Cash flows from operating activities:
    Net (loss)                                                $ (35,658)   $ (15,370)   $(303,389)

    Adjustments to reconcile net loss to net
    cash provided by (used for) operating activities:
        Accounts payable                                         (1,500)     (11,155)      58,000
        Accounts payable - related party                        (89,580)      20,565           --
        Accrued expenses                                            786           --          786
        Property write off                                           --           --      146,975
        Other write offs                                             --           --          900
        Loan fee - related party                                  2,000        2,000
        Donated capital - expenses                               96,660        5,960      102,620
        Gain on debt relief                                          --           --     (128,122)
                                                              ---------    ---------    ---------
    Net cash provided by  (used for ) operating activities:     (27,292)          --     (120,230)
                                                              ---------    ---------    ---------

Cash flow from financing activities:
        Proceeds from shareholder loans                          31,500           --       31,500
        Sales of common stock                                        --           --       31,138
        Issuance of stock - reverse merger                           --           --       61,800
                                                              ---------    ---------    ---------
    Net cash provided from financing activities                  31,500           --      124,438
                                                              ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH                                   4,208           --        4,208
CASH, BEGINNING OF THE PERIOD                                        --           --           --
                                                              ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD                  $   4,208    $      --    $   4,208
                                                              =========    =========    =========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
    Expenses paid by a related party and
        donated to the company                                $  96,660    $   5,960    $ 102,620
                                                              ---------    ---------    ---------

SUPPLEMENTAL CASH FLOW
    For the period ended June 30, 2008
        Cash paid for interest                                $      --    $      --    $      --
                                                              ---------    ---------    ---------
        Cash paid for income taxes                            $      --    $      --    $      --
                                                              ---------    ---------    ---------

  The accompanying notes are an integral part of these financial statements.

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

Basis of Presentation - Going Concern
-------------------------------------

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

    In view of these matters, the Company will need to continue to be dependent on its officer and directors in order to meet its liquidity needs during the next fiscal year. There is no assurance that the Company's officer and directors will fund the necessary operating capital, or that revenues will commence sufficient to assure the eventual profitability of the Company. Management believes that this plan provides an opportunity for the Company to continue as a going concern

    Certain prior period amounts have been reclassified to conform to current period presentation.

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

Change in Control and Plan of Reorganization
--------------------------------------------

    On November 2, 2007 (the "Closing Date"), pursuant to a Stock Purchase Agreement (the "Stock Purchase Agreement") and a Stock Purchase Option Agreement (the "Option Agreement") Mathis Family Partners, Ltd., Lazzeri Family Trust, EARNCO MPPP, Lazzeri Equity Partners 401K Plan, La Mirage Trust, Blueridge Consultants, Inc. Profit Sharing Plan and the Charitable Remainder Trust of Timothy J Brasel (collectively the "Investors") purchased 431,336 shares, of the common stock of the Company for an aggregate of $318,000 from three shareholders of the Company, including the Company's previous largest shareholder. As a result of the purchase of the shares of the Company's common stock Investors own approximately 73.7% of the issued and outstanding shares of common stock of the Company which resulted in a change in control of the Company.

    On March 11, 2008, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") with Mathis Family Partners, Ltd. ("Mathis"), Lazzeri Family Trust ("Lazzeri"), Lazzeri Equity Partners 401K Plan ("LEP 401k"), La Mirage Trust ("La Mirage"), EARNCO MPPP ("EARNCO"), Blueridge Consultants, Inc. Profit Sharing Plan ("Blueridge") and Brasel Charitable Remainder Trust ("Brasel"), collectively, they are referred to herein as the "the Lender", to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note (the "Revolving Loan Note.") dated March 11, 2008. In connection with and as a loan fee for the foregoing unsecured credit facility, Mathis, Lazzeri, LEP 401K, La Mirage and EARNCO each received 187,500 unregistered shares of the Company's common stock and Blueridge and Brasel each received 93,750 unregistered shares, respectively, of the Company's common stock for a total of 1,125,000 shares valued at $2,000.

    As a result of the Revolving Credit Agreement, Mathis, Lazzeri, LEP 401k, La Mirage, EARNCO, Blueridge, and Brasel own approximately 15.2%, 15.2%, 15.2%, 11.0%, 15.2%, 9.8%, and 9.4% respectively, of the issued and outstanding shares of the common stock of the Company. Accordingly, Mr. Mathis, Mr. Lazzeri and Mr. Brasel each indirectly own approximately 91.0% of the issued and outstanding shares of the common stock of the Company.

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

Cash
----

    The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.

Income Taxes
------------

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Net Loss Per Share
------------------

    Earnings per share requires presentation of both basic earnings per common share and diluted earnings per common share. Since the Company has a net loss for all periods presented, any common stock equivalents would not be included in the weighted average calculation since their effect would be anti-dilutive.

Recent Accounting Pronouncements
--------------------------------

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, however the FASB has delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently occurring basis.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of SFAS 159 will have a material impact on its financial statements.

     In December 2007, the FASB issued SFAS 141(R), Business Combinations ("SFAS 141(R)"). SFAS 141(R) replaces SFAS 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, Goodwill and Other Intangible Assets, to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. The Company is currently evaluating the potential impact that the adoption of SFAS 141(R) could have on its consolidated financial statements.

     On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 ("FSP"). The FSP amends SFAS 157 to delay the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, the FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

     The Company does not believe that the adoption of SFAS 157 will have a material impact on its financial statements.

NOTE 2 - SHAREHOLDERS'S (DEFICIT)

    On November 2, 2007 (the "Closing Date"), pursuant to a Stock Purchase Agreement (the "Stock Purchase Agreement") and a Stock Purchase Option Agreement (the "Option Agreement") Mathis Family Partners, Ltd., Lazzeri Family Trust, EARNCO MPPP, Lazzeri Equity Partners 401K Plan, La Mirage Trust, Blueridge Consultants, Inc. Profit Sharing Plan and the Charitable Remainder Trust of Timothy J Brasel (collectively the "Investors") purchased 431,336 shares, of the common stock of the Company for an aggregate of $318,000 from three shareholders of the Company, including the Company's previous largest shareholder. The source of the funds used for the purchase was personal funds of the Investors.

    As a result of the purchase of shares of common stock of the Company, Mathis Family Partners, Ltd., Lazzeri Family Trust, EARNCO MPPP, Lazzeri Equity Partners 401K Plan, La Mirage Trust, Blueridge Consultants, Inc. Profit Sharing Plan and the Charitable Remainder Trust of Timothy J Brasel own approximately12.3%, 12.3%, 12.3%, 12.3%, 1.0%, 12.3% and 11.2%, respectively, of the issued and outstanding shares of the common stock of the Company. Mr. Earnest Mathis is the General Partner of the Mathis Family Partners Ltd. and Trustee of EARNCO MPPP. Mr. Robert Lazzeri is the Trustee of both the Lazzeri Family Trust and Lazzeri Equity Partners 401K Plan. Mr. Timothy Brasel is Trustee of LaMirage, Blueridge Consultants, Inc. Profit Sharing Plan and the Charitable Remainder Trust of Timothy J. Brasel. Accordingly, Mr. Mathis, Mr. Lazzeri and Mr. Brasel each indirectly own approximately 24.6% of the issued and outstanding shares of the common stock of the Company.

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

    On March 11, 2008, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") with Mathis Family Partners, Ltd. ("Mathis"), Lazzeri Family Trust ("Lazzeri"), Lazzeri Equity Partners 401K Plan ("LEP 401k"), La Mirage Trust ("La Mirage"), EARNCO MPPP ("EARNCO"), Blueridge Consultants, Inc. Profit Sharing Plan ("Blueridge") and Brasel Charitable Remainder Trust ("Brasel"), collectively, they are referred to herein as the "the Lender", to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note (the "Revolving Loan Note.") dated March 11, 2008. In connection with and as a loan fee for the foregoing unsecured credit facility, Mathis, Lazzeri, LEP 401K, La Mirage and EARNCO each received 187,500 unregistered shares of the Company's common stock and Blueridge and Brasel each received 93,750 unregistered shares, respectively, of the Company's common stock for a total of 1,125,000 shares valued at $2,000.

    As a result of the Revolving Credit Agreement, Mathis, Lazzeri, LEP 401k, La Mirage, EARNCO, Blueridge, and Brasel own approximately 15.2%, 15.2%, 15.2%, 11.0%, 15.2%, 9.8%, and 9.4% respectively, of the issued and outstanding shares of the common stock of the Company. Accordingly, Mr. Mathis, Mr. Lazzeri and Mr. Brasel each indirectly own approximately 91.0% of the issued and outstanding shares of the common stock of the Company

NOTE 3 - DUE TO SHAREHOLDERS

    On March 11, 2008, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") with Mathis Family Partners, Ltd. ("Mathis"), Lazzeri Family Trust ("Lazzeri"), Lazzeri Equity Partners 401K Plan ("LEP 401k"), La Mirage Trust ("La Mirage"), EARNCO MPP. ("EARNCO"), Blueridge Consultants, Inc. Profit Sharing Plan ("Blueridge") and Brasel Charitable Remainder Trust ("Brasel"), collectively, they are referred to herein as the "the Lender", to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note (the "Revolving Loan Note.") dated March 11, 2008. All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand of the Lender. The Revolving Credit Agreement does not obligate the Lender to make any loans but any loans made by the Lender to the Company, up to an outstanding principal balance of $250,000, will be subject to the terms of the Revolving Credit Agreement and the Revolving Loan Note. In connection with and as a loan fee for the foregoing unsecured credit facility, Mathis, Lazzeri, LEP 401K, La Mirage and EARNCO each received 187,500 unregistered shares of the Company's common stock and Blueridge and Brasel each received 93,750 unregistered shares, respectively, of the Company's common stock for a total of 1,125,000 shares valued at $2,000. At June 30, 2008 the principal balance on the note was $31,500 with available credit of $218,500.

NOTE 4 - INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Significant components of the Company's deferred assets and liabilities are as follows:

                                                          2008       2007
                                                        --------   --------
     Deferred tax assets:
       Net operating loss carryforwards                 $155,658   $120,000
       Valuation allowance for deferred tax assets      $155,658   $120,000
                                                        --------   --------
              Net deferred tax assets                   $     --   $     --
                                                        ========   ========

     The reconciliation of income tax benefit computed at the federal tax rate of 39.63% is as follows:

                                                           2008      2007
                                                         -------   -------
     Tax benefit at statutory rate                       $61,687   $24,000
       Valuation allowance adjustment                    $61,687   $24,000
                                                         -------   -------
              Income tax benefit                         $    --   $    --
                                                         =======   =======

     A summary of the valuation allowance is as follows:

                                                           2008       2007
                                                         -------    -------
     Balance at beginning of year                        $24,000    $21,010
        Additional for year                              $37,687    $ 2,990
                                                         -------    -------
     Balance at end of year                              $61,687    $24,000
                                                         =======    =======

     The Company has the following tax carry forwards at June 30, 2008:

                 Year                 Amount           Expiration Date
                 ----                 ------           ---------------
          Net operating loss
               June 30, 2004          11,822             June 30, 2024
               June 30, 2005          51,005             June 30, 2025
               June 30, 2006          41,803             June 30, 2026
               June 30, 2007          15,370             June 30, 2027
               June 30, 2008          35,658             June 30, 2028
                                     -------
                           Total    $155,658

     The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Future changes in ownership may limit the ability of the Company to utilize these net operating loss carry forwards prior to their expiration.

NOTE 5 - RELATED PARTY TRANSACTION

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