Form 10-Q
period 2008-09-30
PRINCETON ACQUISITIONS INC
filed 2008-10-27
CIK 773717

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2008

                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

     Large accelerated filer [_]                   Accelerated filer [_]
      Non-accelerated filer  [_]                   Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 27, 2008 the Company had 1,710,649 shares of its $.001 par value common stock issued and outstanding.

Table of Contents


                                                                        Page No.
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Balance Sheets September 30, 2008 (unaudited) and
          June 30, 2008                                                        2

          Condensed Statements of Operations Three Months Ended September 30, 2008 and 2007 and from July 10, 1985 (date of inception) through
          September 30, 2008 (unaudited)                                       3

          Condensed Statements of Cash Flows Three Months Ended September 30, 2008 and 2007 and from July 10, 1985 (date of inception) through
          September 30, 2008 (unaudited)                                       4

          Notes to Condensed Financial Statements (unaudited)                  5

Item 2.  Management's Discussion and Analysis or Plan of Operation             8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk            9

Item 4T. Controls and Procedures                                               9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    10

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          10

Item 3.  Defaults Upon Senior Securities                                      10

Item 4.  Submission of Matters to a Vote of Security Holders                  10

Item 5.  Other Information                                                    10

Item 6.  Exhibits                                                             10


Part I FINANCIAL INFORMATION

Item 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

                          PRINCETON ACQUISITIONS, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS


                                                               September 30,     June 30,
                                                                    2008           2008
                                                                -----------    -----------
                                                                (Unaudited)     (audited)
ASSETS
Current assets:
        Cash                                                    $     5,976    $     4,208
                                                                -----------    -----------

           Total current assets                                       5,976          4,208
                                                                -----------    -----------

        Total assets                                            $     5,976    $     4,208
                                                                ===========    ===========

LIABILITIES AND SHAREHOLDERS' (DEFICIT)
Current liabilities:
        Accounts payable                                        $       768    $        --
        Accrued expense                                               1,334            786
        Note payables                                                41,500    3  1,500.00
                                                                -----------    -----------

          Total current liabilities                                  43,602         32,286
                                                                -----------    -----------


SHAREHOLDERS' (DEFICIT) (Note 2)
Preferred stock, authorized 50,000,000 shares, $1 par value,
    none issued or outstanding                                           --             --
Common stock, authorized 100,000,000 shares, $.001 par value,
    1,710,649 issued and outstanding                                  1,711          1,711
Additional paid in capital                                          273,600        273,600
Accumulated (deficit) during development stage                     (312,937)      (303,389)
                                                                -----------    -----------

         Total shareholders' (deficit)                              (37,626)       (28,078)
                                                                -----------    -----------

         Total liabilities and shareholders' (deficit)          $     5,976    $     4,208
                                                                ===========    ===========


    The accompanying notes are an integral part of these financial statements.


                          PRINCETON ACQUISITIONS, INC.
                          (A Development Stage Company)
                 CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

                                                                                 Period
                                                                                July 10,
                                                                                  1985
                                                                                (Date of
                                                                              Commencement
                                                 For the        For the            of
                                                  Three          Three        Development
                                                  Months         Months          Stage)
                                                  Ended          Ended             to
                                               September 30,  September 30,   September 30,
                                                   2008           2007            2008
                                                -----------    -----------    -----------
Revenues                                        $        --    $        --    $        --

Operating expenses:
     Accounting fees                                  3,650             --          7,350
     Legal fees                                         368             --          5,653
     Shareholder expense                                452             --          6,619
     Other general and administrative expense         4,530          5,460        271,128
     Property write off                                  --             --        146,975
                                                -----------    -----------    -----------
        Total operating expenses                      9,000          5,460        437,725
                                                -----------    -----------    -----------

Net (loss) from operations                           (9,000)        (5,460)      (437,725)
                                                -----------    -----------    -----------

Other Income (expense)
     Gain on debt relief                                 --             --        128,122
     Loan fee - related party (expense)                  --         (2,000)
     Interest expense                                  (548)            --         (1,334)
                                                -----------    -----------    -----------
        Total other income (expense)                   (548)            --        124,788
                                                -----------    -----------    -----------

Net (loss)                                      $    (9,548)   $    (5,460)   $  (312,937)
                                                ===========    ===========    ===========


Net (loss) per common share                     $     (0.01)   $     (0.01)
                                                -----------    -----------


Weighted average number of
     common shares outstanding                    1,710,649        585,639
                                                ===========    ===========



   The accompanying notes are an integral part of these financial statements.


                          PRINCETON ACQUISITIONS, INC.
                          (A Development Stage Company)
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                                   Period
                                                                                                  July 10,
                                                                                                    1985
                                                                                                  (Date of
                                                                                                Commencement
                                                                For the          For the             of
                                                                 Three            Three         Development
                                                                 Months           Months           Stage)
                                                                 Ended            Ended              to
                                                              September 30,    September 30,    September 30,
                                                                  2008             2007             2008
                                                              -------------    -------------    -------------
Cash flows from operating activities:
    Net (loss)                                                $      (9,548)   $      (5,460)   $    (312,937)

    Adjustments to reconcile net loss to net
    cash provided by (used for) operating activities:
        Accounts payable                                                768               --           58,768
        Accrued expenses                                                548               --            1,334
        Property write off                                               --               --          146,975
        Other write offs                                                 --               --              900
        Loan fee - related party                                         --            2,000
        Donated capital - expenses                                       --               --          102,620
        Gain on debt relief                                              --            5,460         (128,122)
                                                              -------------    -------------    -------------
    Net cash provided by  (used for ) operating activities:          (8,232)              --         (128,462)
                                                              -------------    -------------    -------------

Cash flow from financing activities:
        Proceeds from shareholder loans                              10,000               --           41,500
        Sales of common stock                                            --               --           31,138
        Issuance of stock - reverse merger                               --               --           61,800
                                                              -------------    -------------    -------------
    Net cash provided from financing activities                      10,000               --          134,438
                                                              -------------    -------------    -------------

NET INCREASE (DECREASE) IN CASH                                       1,768               --            5,976
CASH, BEGINNING OF THE PERIOD                                         4,208               --               --
                                                              -------------    -------------    -------------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD                  $       5,976    $          --    $       5,976
                                                              =============    =============    =============

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
    Expenses paid by a related party and
        donated to the company                                $          --    $          --    $     102,620
                                                              -------------    -------------    -------------

SUPPLEMENTAL CASH FLOW
    For the period ended September 30, 2008
        Cash paid for interest                                $          --    $          --    $          --
                                                              -------------    -------------    -------------
        Cash paid for income taxes                            $          --    $          --    $          --
                                                              -------------    -------------    -------------


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

Summary of Accounting Basis of Presentation
-------------------------------------------

    The condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report to the Securities and Exchange Commission for the fiscal year ended June 30, 2008, filed on Form 10-KSB on September 26, 2008.

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

    On January 30, 2008 the shareholders of Company at a special meeting approved a 1-for-100 reverse stock split of our common stock, par value $.001 per share, with no change in the number of authorized shares of common stock and with any fractional shares rounded up to a whole share. As a result of the 1-for-100 reverse stock split, an additional 10 shares were issued to existing shareholders for fractional shares held.

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

    On March 11, 2008, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") with Mathis Family Partners, Ltd. ("Mathis"), Lazzeri Family Trust ("Lazzeri"), Lazzeri Equity Partners 401K Plan ("LEP 401k"), La Mirage Trust ("La Mirage"), EARNCO MPP. ("EARNCO"), Blueridge Consultants, Inc. Profit Sharing Plan ("Blueridge") and Brasel Charitable Remainder Trust ("Brasel"), collectively, they are referred to herein as the "the Lender", to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note (the "Revolving Loan Note.") dated March 11, 2008. All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand of the Lender. The Revolving Credit Agreement does not obligate the Lender to make any loans but any loans made by the Lender to the Company, up to an outstanding principal balance of $250,000, will be subject to the terms of the Revolving Credit Agreement and the Revolving Loan Note. In connection with and as a loan fee for the foregoing unsecured credit facility, Mathis, Lazzeri, LEP 401K, La Mirage and EARNCO each received 187,500 unregistered shares of the Company's common stock and Blueridge and Brasel each received 93,750 unregistered shares, respectively, of the Company's common stock for a total of 1,125,000 shares valued at $2,000. At September 30, 2008 the principal balance on the note was $41,500 with available credit of $208,500.

NOTE 4 - RELATED PARTY TRANSACTION

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

    Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-Q and our Form 10-KSB for the fiscal year ended June 30, 2008, and our other filings with the U.S. Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-Q speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Results of Operations

For the three months ended September 30, 2008 compared to the three months ended September 30, 2007

    Revenue. No operating revenues were generated during the three months ended September 30, 2008 and September 30, 2007.

    Operating Expenses. Total operating expenses were $9,000 and $5,460, respectively for the quarter ended September 30, 2008 and for the quarter ended September 30, 2007. Operating expenses consist of professional, management and filing fees.

Liquidity and Capital Resources

    As of September 30, 2008, the Company had $5,976 in cash or cash equivalents and a working capital deficit of $37,626.

    The Company will incur fees and expenses associated with maintaining compliance with the SEC. Additionally, it is likely the Company will incur expenses associated with its search and review of possible acquisitions. If an acquisition or other significant corporate transaction is contemplated, then other fees and expenses could be incurred.

    On March 11, 2008, the Company entered into a Revolving Credit Agreement with the Company's major shareholders to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note. All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand. As of September 30, 2008, $41,500 was borrowed under this agreement with $1,334 of interest accrued.

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

        Off-Balance Sheet Items

        We have no off-balance sheet items as of September 30, 2008.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

Item 4T - CONTROLS AND PROCEDURES

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

    As of September 30, 2008, our management, including the President, evaluated the overall effectiveness of the Company's responsibility and assessment of internal controls and procedures. Based on such evaluation, our management concluded that these internal controls and procedures were effective as of the end of the period covered by this quarterly report.

    There have not been any changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II           OTHER INFORMATION

Item 1. - LEGAL PROCEEDINGS

    None.

Item 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None.

Item 3. - DEFAULTS UPON SENIOR SECURITIES

    None.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

Item 5. - OTHER INFORMATION

    None

Item 6. - EXHIBITS

    Exhibit No    Description
    ----------    --------------------------------------------------------------

    31.1 Certification of Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.1 Certification of Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 27, 2008.

                                   PRINCETON ACQUISITIONS, INC.




                                   By   /s/ Robert Lazzeri
                                        ----------------------------------------
                                        Robert Lazzeri
                                        President, Chief Executive Officer,
                                        Chief Financial Officer
                                       (Principal Accounting Officer),
                                        and Director