Form 10-Q
period 2008-12-31
PRINCETON ACQUISITIONS INC
filed 2009-02-11
CIK 773717

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2008

                                       or

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

     Large accelerated filer [ ]               Accelerated filer [ ]
     Non-accelerated filer   [ ]       Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of February 11, 2009 the Company had 1,710,649 shares of its $.001 par value common stock issued and outstanding.

Table of Contents


                                                                        Page No.
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets December 31, 2008 (unaudited) and
         June 30, 2008                                                        2

         Condensed Statements of Operations Three Months Ended
         December 31, 2008 and 2007 and Six Months Ended December 31,
         2008 and 2007 and from July 10, 1985 (date of inception)
         through December 31, 2008 (unaudited)                                3

         Condensed Statements of Cash Flows Six Months Ended December
         31, 2008 and 2007 and from July 10, 1985 (date of inception)
         through December 31, 2008 (unaudited)                                4

         Notes to Condensed Financial Statements (unaudited)                  5

Item 2.  Management's Discussion and Analysis or Plan of Operation            8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          10

Item 4T. Controls and Procedures                                             10

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   11

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         11

Item 3.  Defaults Upon Senior Securities                                     11

Item 4.  Submission of Matters to a Vote of Security Holders                 11

Item 5.  Other Information                                                   11

Item 6.  Exhibits                                                            11


Part I            FINANCIAL INFORMATION

Item 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

                          PRINCETON ACQUISITIONS, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS

                                                               December 31,   June 30
                                                                  2008          2008
                                                                ---------    ---------
                                                               (Unaudited)   (audited)
ASSETS
Current assets:
        Cash                                                    $  10,068    $   4,208
                                                                ---------    ---------

           Total current assets                                    10,068        4,208
                                                                ---------    ---------

        Total assets                                            $  10,068    $   4,208
                                                                =========    =========

LIABILITIES AND SHAREHOLDERS' (DEFICIT)
Current liabilities:
        Accounts payable                                        $      --    $      --
        Accrued expense                                               292          786
        Note payables                                              15,900       31,500
                                                                ---------    ---------

          Total current liabilities                                16,192       32,286
                                                                ---------    ---------


SHAREHOLDERS' (DEFICIT) (Note 2)
Preferred stock, authorized 50,000,000 shares, $1 par value,
    none issued or outstanding                                         --           --
Common stock, authorized 100,000,000 shares, $.001 par value,
    1,710,649 issued and outstanding                                1,711        1,711
Additional paid in capital                                        273,600      273,600
Accumulated (deficit) during development stage                   (281,435)    (303,389)
                                                                ---------    ---------

         Total shareholders' (deficit)                             (6,124)     (28,078)
                                                                ---------    ---------

         Total liabilities and shareholders' (deficit)          $  10,068    $   4,208
                                                                =========    =========


   The accompanying notes are an integral part of these financial statements.


                          PRINCETON ACQUISITIONS, INC.
                          (A Development Stage Company)
                 CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

                                                                                                              Period
                                                                                                              July 10,
                                                                                                                1985
                                                                                                              (Date of
                                                  For the        For the        For the        For the      Commencement
                                                   Three          Three           Six            Six             of
                                                  Months         Months         Months         Months       Development
                                                   Ended          Ended          Ended          Ended        Stage) to
                                                December 31,   December 31,   December 31,   December 31,   December 31,
                                                   2008           2007           2008           2007           2008
                                                -----------    -----------    -----------    -----------    -----------
Revenues                                        $        --    $        --    $        --    $        --    $        --

Operating expenses:
     Accounting fees                                  1,800             --          5,450             --          9,150
     Legal fees                                         245             --            613             --          5,898
     Shareholder expense                                905          1,747          1,357          1,747          7,524
     Other general and administrative expense         5,185          3,003          9,715          8,463        276,313
     Property write off                                  --             --             --             --        146,975
                                                -----------    -----------    -----------    -----------    -----------
       Total operating expenses                       8,135          4,750         17,135         10,210        445,860
                                                -----------    -----------    -----------    -----------    -----------

Net (loss) from operations                           (8,135)        (4,750)       (17,135)       (10,210)      (445,860)
                                                -----------    -----------    -----------    -----------    -----------

Other Income (expense)
     Other Income                                    40,000             --         40,000             --         40,000
     Gain on debt relief                                 --             --             --             --        128,122
     Loan fee - related party (expense)                  --             --             --             --         (2,000)
     Interest expense                                  (363)            --           (911)            --         (1,697)
                                                -----------    -----------    -----------    -----------    -----------
       Total other income (expense)                  39,637             --         39,089             --        164,425
                                                -----------    -----------    -----------    -----------    -----------

Net (loss)                                      $    31,502    $    (4,750)   $    21,954    $   (10,210)   $  (281,435)
                                                ===========    ===========    ===========    ===========    ===========


Net (loss) per common share                     $      0.02    $     (0.01)   $      0.01    $     (0.02)
                                                -----------    -----------    -----------    -----------


Weighted average number of
     common shares outstanding                    1,710,649        585,639      1,710,649        585,639
                                                ===========    ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.


                          PRINCETON ACQUISITIONS, INC.
                          (A Development Stage Company)
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                          Period
                                                                                          July 10,
                                                                                            1985
                                                                                          (Date of
                                                              For the      For the      Commencement
                                                                Six          Six             of
                                                              Months       Months       Development
                                                               Ended        Ended        Stage) to
                                                            December 31, December 31,   December 31,
                                                               2008         2007           2008
                                                             ---------    ---------    -------------
Cash flows from operating activities:
    Net income (loss)                                        $  21,954    $ (10,210)   $    (281,435)

    Adjustments to reconcile net loss to net cash
    provided by (used for) operating activities:
        Accounts payable                                            --        3,130           58,000
        Accounts payable - related party                            --      (89,580)              --
        Accrued expenses                                          (494)          --              292
        Property write off                                          --           --          146,975
        Other write offs                                            --           --              900
        Loan fee - related party                                    --           --            2,000
        Donated capital - expenses                                  --       96,660          102,620
        Gain on debt relief                                         --           --         (128,122)
                                                             ---------    ---------    -------------
    Net cash provided by (used for ) operating activities:      21,460           --          (98,770)
                                                             ---------    ---------    -------------

Cash flow from financing activities:
        Proceeds from shareholder loans                         15,000           --           46,500
        Repayments of shareholder loans                        (30,600)          --          (30,600)
        Sales of common stock                                       --           --           31,138
        Issuance of stock - reverse merger                          --           --           61,800
                                                             ---------    ---------    -------------
    Net cash provided from financing activities                (15,600)          --          108,838
                                                             ---------    ---------    -------------

NET INCREASE (DECREASE) IN CASH                                  5,860           --           10,068
CASH, BEGINNING OF THE PERIOD                                    4,208           --               --
                                                             ---------    ---------    -------------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD                 $  10,068    $      --    $      10,068
                                                             =========    =========    =============

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
    Expenses paid by a related party and
        donated to the company                               $      --    $  96,660    $     102,620
                                                             ---------    ---------    -------------

SUPPLEMENTAL CASH FLOW
    For the period ended December 31, 2008
        Cash paid for interest                               $   1,404    $      --    $       1,404
                                                             ---------    ---------    -------------
        Cash paid for income taxes                           $      --    $      --    $          --
                                                             ---------    ---------    -------------

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

    On March 11, 2008, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") with Mathis Family Partners, Ltd. ("Mathis"), Lazzeri Family Trust ("Lazzeri"), Lazzeri Equity Partners 401K Plan ("LEP 401k"), La Mirage Trust ("La Mirage"), EARNCO MPP. ("EARNCO"), Blueridge Consultants, Inc. Profit Sharing Plan ("Blueridge") and Brasel Charitable Remainder Trust ("Brasel"), collectively, they are referred to herein as the "the Lender", to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note (the "Revolving Loan Note.") dated March 11, 2008. All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand of the Lender. The Revolving Credit Agreement does not obligate the Lender to make any loans but any loans made by the Lender to the Company, up to an outstanding principal balance of $250,000, will be subject to the terms of the Revolving Credit Agreement and the Revolving Loan Note. In connection with and as a loan fee for the foregoing unsecured credit facility, Mathis, Lazzeri, LEP 401K, La Mirage and EARNCO each received 187,500 unregistered shares of the Company's common stock and Blueridge and Brasel each received 93,750 unregistered shares, respectively, of the Company's common stock for a total of 1,125,000 shares valued at $2,000. At December 31, 2008 the principal balance on the note was $15,900 with available credit of $234,100.

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

Results of Operations

For the three months ended December 31, 2008 compared to the three months ended December 31, 2007

    Revenue. No operating revenues were generated during the three months ended December 31, 2008 and December 31, 2007.

    Operating Expenses. Total operating expenses were $8,135 and $4,750, respectively for the quarter ended December 31, 2008 and for the quarter ended December 31, 2007. Operating expenses consist of professional, management and filing fees.

    Other income (expense). Other income (expense) was $39,637 and $0, respectively for the quarter ended December 31, 2008 and the quarter ended December 31, 2007. In October 2008, the Company received $40,000 in connection with a potential share exchange transaction with a third party. The potential share transaction did not close due to contingencies not met by the third party therefore the $40,000 deposit was forfeited by the third party to the Company.

For the six months ended December 31, 2008 compared to the six months ended December 31, 2007

    Revenue. No operating revenues were generated during the six months ended December 31, 2008 and December 31, 2007.

    Operating Expenses. Total operating expenses were $17,135 and $10,210, respectively for the six months ended December 31, 2008 and for the six months ended December 31, 2007. Operating expenses consist of professional, management and filing fees.

    Other income (expense). Other income (expense) was $39,089 and $0, respectively for the six months ended December 31, 2008 and the six months ended December 31, 2007. The increase in other income (expense) occurred from the receipt of a forfeited deposited.

Liquidity and Capital Resources

    As of December 31, 2008, the Company had $10,068 in cash or cash equivalents and a working capital deficit of $6,124.

    The Company will incur fees and expenses associated with maintaining compliance with the SEC. Additionally, it is likely the Company will incur expenses associated with its search and review of possible acquisitions. If an acquisition or other significant corporate transaction is contemplated, then other fees and expenses could be incurred.

    On March 11, 2008, the Company entered into a Revolving Credit Agreement with the Company's major shareholders to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note. All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand. On October 15, 2008, the Company re-paid $30,600 plus accrued interest of $1,404. As of December 31, 2008, $15,900 was borrowed under this agreement with $292 of interest accrued.

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

Off-Balance Sheet Items

     We have no off-balance sheet items as of December 31, 2008.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

Item 4T - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

    There have been no changes in the Company's internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II OTHER INFORMATION
-------------------------

Item 1. - LEGAL PROCEEDINGS

    None.

Item 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None.

Item 3. - DEFAULTS UPON SENIOR SECURITIES

    None.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

Item 5. - OTHER INFORMATION

    None

Item 6. - EXHIBITS

    Exhibit No      Description
    ----------      ------------------------------------------------------------

      31.1 Certification of Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Certification of Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1 Certification of Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      32.2 Certification of Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 11, 2009.

                               PRINCETON ACQUISITIONS, INC.




                               By:  /s/ Robert Lazzeri
                                    -------------------
                                    Robert Lazzeri
                                    President, Chief Executive Officer,
                                    Chief Financial Officer (Principal
                                    Accounting Officer), and Director