Form 10-Q
period 2009-03-31
PRINCETON ACQUISITIONS INC
filed 2009-05-15
CIK 773717

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2009

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                        Commission file number: 000-14319

                          PRINCETON ACQUISITIONS, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 15, 2009 the Company had 1,710,649 shares of its $.001 par value common stock issued and outstanding.

Table of Contents


                                                                        Page No.
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

          Condensed Balance Sheets March 31, 2009 (unaudited) and
          June 30, 2008                                                        2

          Condensed Statements of Operations Three Months Ended March
          31, 2009 and 2008 and Nine Months Ended March 31, 2009 and
          2008 and from July 10, 1985 (date of inception) through
          March 31, 2009 (unaudited)                                           3

          Condensed Statements of Cash Flows Nine Months Ended March
          31, 2009 and 2008 and from July 10, 1985 (date of inception)
          through March 31, 2009 (unaudited)                                   4

          Notes to Condensed Financial Statements (unaudited)                  5

Item 2.  Management's Discussion and Analysis or Plan of Operation             9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           11

Item 4T. Controls and Procedures                                              11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    12

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          12

Item 3.  Defaults Upon Senior Securities                                      12

Item 4.  Submission of Matters to a Vote of Security Holders                  12

Item 5.  Other Information                                                    12

Item 6.  Exhibits                                                             12



Part I            FINANCIAL INFORMATION

Item 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

                          PRINCETON ACQUISITIONS, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS

                                                                  March 31,      June 30,
                                                                    2009           2008
                                                                -----------    -----------
                                                                (Unaudited)     (audited)
                                     ASSETS
Current assets:
        Cash                                                    $     2,703    $     4,208
                                                                -----------    -----------

           Total current assets                                       2,703          4,208
                                                                -----------    -----------

        Total assets                                            $     2,703    $     4,208
                                                                ===========    ===========

                    LIABILITIES AND SHAREHOLDERS' (DEFICIT)
Current liabilities:
        Accounts payable                                        $       100    $        --
        Accrued expense - related party                                 567            786
        Note payables - related party                                15,900         31,500
                                                                -----------    -----------

          Total current liabilities                                  16,567         32,286
                                                                -----------    -----------


SHAREHOLDERS' (DEFICIT) (Note 2)
Preferred stock, authorized 50,000,000 shares, $1 par value,
    none issued or outstanding                                           --             --
Common stock, authorized 100,000,000 shares, $.001 par value,
    1,710,649 issued and outstanding                                  1,711          1,711
Additional paid in capital                                          273,600        273,600
Accumulated (deficit) during development stage                     (289,175)      (303,389)
                                                                -----------    -----------

         Total shareholders' (deficit)                              (13,864)       (28,078)
                                                                -----------    -----------

         Total liabilities and shareholders' (deficit)          $     2,703    $     4,208
                                                                ===========    ===========



   The accompanying notes are an integral part of these financial statements.


                          PRINCETON ACQUISITIONS, INC.
                          (A Development Stage Company)
                 CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

                                                                                                               Period
                                                                                                              July 10,
                                                                                                                1985
                                                                                                              (Date of
                                                  For the       For the        For the        For the       Commencement
                                                   Three         Three           Nine           Nine             of
                                                   Months        Months         Months         Months       Development
                                                    Ended         Ended          Ended          Ended        Stage) to
                                                  March 31,     March 31,      March 31,      March 31,      March 31,
                                                    2009          2008           2009           2008            2009
                                                -----------    -----------    -----------    -----------    -----------
Revenues                                        $        --    $        --    $        --    $        --    $        --

Operating expenses:
     Accounting fees                                  1,800          1,900          7,250          1,900         10,950
     Legal fees                                         245          3,478            858          3,478          6,143
     Shareholder expense                                760          2,864          2,117          4,611          8,284
     Other general and administrative expense         4,660          4,738         14,376         13,200        280,974
     Property write off                                  --             --             --             --        146,975
                                                -----------    -----------    -----------    -----------    -----------
       Total operating expenses                       7,465         12,980         24,601         23,189        453,326
                                                -----------    -----------    -----------    -----------    -----------

Net (loss) from operations                           (7,465)       (12,980)       (24,601)       (23,189)      (453,326)
                                                -----------    -----------    -----------    -----------    -----------

Other Income (expense)
     Other Income                                        --             --         40,000             --         40,000
     Gain on debt relief                                 --             --             --             --        128,122
     Loan fee - related party (expense)                  --         (2,000)            --         (2,000)        (2,000)
     Interest expense                                  (274)          (331)        (1,185)          (331)        (1,971)
                                                -----------    -----------    -----------    -----------    -----------
       Total other income (expense)                    (274)        (2,331)        38,815         (2,331)       164,151
                                                -----------    -----------    -----------    -----------    -----------

Net income (loss)                               $    (7,739)   $   (15,311)   $    14,214    $   (25,520)   $  (289,175)
                                                ===========    ===========    ===========    ===========    ===========


Net income (loss) per common share              $     (0.00)   $     (0.01)   $      0.01    $     (0.03)
                                                -----------    -----------    -----------    -----------


Weighted average number of
     common shares outstanding                    1,710,649      1,253,231      1,710,649        806,551
                                                ===========    ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.


                          PRINCETON ACQUISITIONS, INC.
                          (A Development Stage Company)
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                         Period
                                                                                        July 10,
                                                                                          1985
                                                                                        (Date of
                                                             For the      For the     Commencement
                                                               Nine         Nine           of
                                                              Months       Months     Development
                                                               Ended        Ended      Stage) to
                                                             March 31,    March 31,    March 31,
                                                               2009         2008          2009
                                                            ---------    ---------    ---------
Cash flows from operating activities:
    Net income (loss)                                       $  14,214    $ (25,520)   $(289,175)

    Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
        Accounts payable                                          100          500       58,100
        Accounts payable - related party                           --      (89,580)          --
        Accrued expenses                                         (219)         331          567
        Property write off                                         --           --      146,975
        Other write offs                                           --           --          900
        Loan fee - related party                                   --        2,000        2,000
        Donated capital - expenses                                 --       96,660      102,620
        Gain on debt relief                                        --           --     (128,122)
                                                            ---------    ---------    ---------
    Net cash provided by  (used in) operating activities:      14,095      (15,609)    (106,135)
                                                            ---------    ---------    ---------

Cash flow from financing activities:
        Proceeds from shareholder loans                        15,000       22,500       46,500
        Repayments of shareholder loans                       (30,600)          --      (30,600)
        Sales of common stock                                      --           --       31,138
        Issuance of stock - reverse merger                         --           --       61,800
                                                            ---------    ---------    ---------
    Net cash (used in) provided by financing activities       (15,600)      22,500      108,838
                                                            ---------    ---------    ---------

NET (DECREASE) INCREASE IN CASH                                (1,505)       6,891        2,703
CASH, BEGINNING OF THE PERIOD                                   4,208           --           --
                                                            ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD                $   2,703    $   6,891    $   2,703
                                                            =========    =========    =========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
    Expenses paid by a related party and
        donated to the company                              $      --    $  96,660    $ 102,620
                                                            ---------    ---------    ---------

SUPPLEMENTAL CASH FLOW
    For the period ended March 31, 2009
        Cash paid for interest                              $   1,404    $      --    $   1,404
                                                            ---------    ---------    ---------
        Cash paid for income taxes                          $      --    $      --    $      --
                                                            ---------    ---------    ---------


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

    As a result of the Revolving Credit Agreement, Mathis, Lazzeri, LEP 401k, La Mirage, EARNCO, Blueridge, and Brasel own approximately 15.2%, 15.2%, 15.2%, 11.0%, 15.2%, 9.8%, and 9.4% respectively, of the issued and outstanding shares of the common stock of the Company. Accordingly, Mr. Mathis, Mr. Lazzeri and Mr. Brasel directly and indirectly, collectively, own approximately 91.0% of the issued and outstanding shares of the common stock of the Company

NOTE 3 - DUE TO SHAREHOLDERS

    On March 11, 2008, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") with Mathis Family Partners, Ltd. ("Mathis"), Lazzeri Family Trust ("Lazzeri"), Lazzeri Equity Partners 401K Plan ("LEP 401k"), La Mirage Trust ("La Mirage"), EARNCO MPP. ("EARNCO"), Blueridge Consultants, Inc. Profit Sharing Plan ("Blueridge") and Brasel Charitable Remainder Trust ("Brasel"), collectively, they are referred to herein as the "the Lender", to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note (the "Revolving Loan Note.") dated March 11, 2008. All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand of the Lender. The Revolving Credit Agreement does not obligate the Lender to make any loans but any loans made by the Lender to the Company, up to an outstanding principal balance of $250,000, will be subject to the terms of the Revolving Credit Agreement and the Revolving Loan Note. In connection with and as a loan fee for the foregoing unsecured credit facility, Mathis, Lazzeri, LEP 401K, La Mirage and EARNCO each received 187,500 unregistered shares of the Company's common stock and Blueridge and Brasel each received 93,750 unregistered shares, respectively, of the Company's common stock for a total of 1,125,000 shares valued at $2,000. At March 31, 2009 the principal balance on the note was $15,900 with available credit of $234,100.

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

    The Company utilizes the offices of a company controlled by Robert Lazzeri, the Company's Chief Executive Officer and Director. The Company pays $1,500 per month for reimbursement for out-of-pocket office expenses, such as telephone, postage or supplies and administrative support to a company controlled by Mr. Lazzeri. We have paid $13,500 for these expenses for the nine months ended March 31, 2009.

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

Results of Operations

For the three months ended March 31, 2009 compared to the three months ended March 31, 2008

    Revenue. No operating revenues were generated during the three months ended March 31, 2009 and March 31, 2008.

    Operating Expenses. Total operating expenses were $7,465 and $12,980, respectively for the quarter ended March 31, 2009 and for the quarter ended March 31, 2008. Operating expenses consist of professional, management and filing fees.

    Other expense. Other expense was $274 and $2,331, respectively for the quarter ended March 31, 2009 and the quarter ended March 31, 2008. On March 11, 2008 we entered into a Revolving Credit Agreement with the company's major shareholders resulting in a loan fee expense of $2,000.

For the nine months ended March 31, 2009 compared to the nine months ended March 31, 2008

    Revenue. No operating revenues were generated during the nine months ended March 31, 2009 and March 31, 2008.

    Operating Expenses. Total operating expenses were $24,601 and $23,189, respectively for the nine months ended March 31, 2009 and for the nine months ended March 31, 2008. Operating expenses consist of professional, management and filing fees.

    Other income (expense). Other income (expense) was $38,815 and ($2,331), respectively for the nine months ended March 31, 2009 and the nine months ended March 31, 2008. In October 2008, the Company received a $40,000 deposit in connection with a potential share exchange transaction with a third party. The potential share transaction did not close due to contingencies not met by the third party; therefore the $40,000 deposit was forfeited by the third party to the Company

Liquidity and Capital Resources

    As of March 31, 2009, the Company had $2,703 in cash or cash equivalents and a working capital deficit of $13,864.

    On March 11, 2008, the Company entered into a Revolving Credit Agreement with the Company's major shareholders to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note. All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand. On October 15, 2008, the Company re-paid $30,600 plus accrued interest of $1,404. As of March 31, 2009, $15,900 was borrowed under this agreement with $567 of interest accrued.

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

        Off-Balance Sheet Items

        We have no off-balance sheet items as of March 31, 2009.

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

    None.

Item 3. - DEFAULTS UPON SENIOR SECURITIES

    None.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

Item 5. - OTHER INFORMATION

    None

Item 6. - EXHIBITS

 Exhibit No    Description
 ----------    ----------------------------------------------------------------

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2009.

                               PRINCETON ACQUISITIONS, INC.




                               By    /s/ Robert Lazzeri
                                   ---------------------------------------------
                                   Robert Lazzeri
                                   President, Chief Executive Officer,
                                   Chief Financial Officer (Principal Accounting Officer), and Director