Form 10-K
period 2009-06-30
PRINCETON ACQUISITIONS INC
filed 2009-09-17
CIK 773717

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009
or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-14319

Registrant, State of Incorporation, Address and Telephone Number
____________________________________________

PRINCETON ACQUISITIONS, INC.
(a Colorado corporation)

2560 W. Main Street, Suite 200
Littleton, CO 80120
(303) 794-9450

I.R.S. Employer Identification Number 84-0991764
____________________________________________

Securities registered pursuant to Section 12(b) of the Act:
 None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                                                            Accelerated filer  ☐
Non-accelerated filer    ☐                                                                            Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒    No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Common Stock, $0.001 par value - $45,797 as of December 31, 2008

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value – 1,710,649 shares, as of September 17, 2009

Documents Incorporated By Reference. None.

Princeton Acquisitions, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended June 30, 2009

i

PART I

Item 1. Business

References in this annual report to “the Company,” “we,” “us,” and “our,” refer to Princeton Acquisitions, Inc., unless the context indicates otherwise.

Cautionary Statements Under the Private Securities Litigation Reform Act of 1995

Forward-Look Statements

Disclosures included in this Form 10-K contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933. as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements may be identified by words such as “anticipate,” “plan,” “believe,” “seek,” “estimate,” “expect,” “could,” and words of similar meanings and include, without limitation, statements about the expected future business and financial performance of Princeton Acquisitions, Inc. such as financial projections, any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements are based on management’s current expectations and assumptions, which are inherently subject to uncertainties, risks, and changes in circumstances that are difficult to predict.  Investors and others should consider the cautionary statements and risk factors discussed in Item 1A below.  Actual outcomes and results may differ materially from these expectations and assumptions because of changes in political, economic, business, competitive, market, regulatory, and other factors.  You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Report.  Princeton Acquisitions Inc. undertakes no obligation to update publicly or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.

Overview

Princeton Acquisitions Inc. was incorporated in State of Colorado on July 10, 1985, as a blind pool or blank check company.  On July 23, 1985 we filed a registration statement with the US Securities and Exchange Commission on Form S-18 under the Securities Act of 1933, for a blank check offering of up to 50,000 units at a price of $2.00 per unit.  Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock for a price of $10.00 per share.  The registration statement became effective on November 26, 1985, and in the offering made pursuant to the registration statement we sold a total of 44,925 units, resulting in gross offering proceeds of $89,850 and net proceeds, after deduction of expenses of the offering, of $80,990.  The offering was terminated in February 1986.

On February 24, 1986, we entered into an Exchange Agreement with North Shore Holding Company, Inc., a Colorado corporation (“North Shore”) pursuant to which we acquired 100% of the issued and outstanding securities of North Shore in exchange for issuance of 229,950 shares of its common stock.  At the time of the transaction, North Shore was a privately held company which had been organized to engage in joint venture mining operations at a site in Idaho.  At the time of its acquisition of North Shore, we had intended to take the steps necessary to commence mining operations on the Idaho properties held by North Shore.  However, the efforts to commence mining operations were immediately abandoned after we determined that they were impractical, and thereafter we remained in the development stage with no active business operations.

On January 1, 1991, we were administratively dissolved by the Colorado Secretary of State as a result of failure to file required reports with the State of Colorado.  We remained inactive from January 1991 until September 24, 2004, when we were reinstated into good standing with the Colorado Secretary of State.  We remain in good standing as of the date of filing of this report.

On November 2, 2007 (the “Closing Date”), pursuant to a Stock Purchase Agreement (the “Stock Purchase Agreement”) and a Stock Purchase Option Agreement (the “Option Agreement”) Mathis Family Partners, Ltd., Lazzeri Family Trust, EARNCO MPPP, Lazzeri Equity Partners 401K Plan, La Mirage Trust, Bleuridge Consultants, Inc. Profit Sharing Plan and the Charitable Remainder Trust of Timothy J Brasel (collectively the “Investors”) purchased 431,336 shares, of our common stock for an aggregate of $318,000 from three of our shareholders, including our previously largest shareholder.  As a result of the purchase of our shares of common stock, Investors own approximately 73.7% of the issued and outstanding shares of our common stock which resulted in a change in control of the Company.

As of the end of its fiscal year ending June 30, 2009, we remain a development stage company.  Our business plan is to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.  Except as described above, our only activities have been organizational ones, directed at developing its business plan and raising capital.  We have not commenced any commercial operations and have no full-time employees.  As of the end of its fiscal year ending June 30, 2009, we have not reached any definitive understanding with any business opportunity concerning an acquisition.  No assurance can be given that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to us or our stockholders.

General Business Plan

We propose to seek, investigate and, if warranted, acquire an interest in one or more business ventures. Our strategy is directed on ventures which are developing companies or established businesses that desire to have a public trading market for its common stock. After we have conducted a merger or acquisition, the surviving entity will be us; however, management from the acquired entity will in all likelihood be retained to operate us. Due to an absence of capital available for investment by us, the types of business seeking to be acquired by us will likely be small and high risk. In all likelihood, a business opportunity will involve the acquisition of or merger with a corporation which desires to establish a public trading market for its common stock.

We do not propose to restrict our search for investment opportunities to any particular industry or geographical location and may, therefore, engage in essentially any business, anywhere, to the extent of our limited resources.

It is anticipated that business opportunities will be sought by us from various sources throughout the United States, including our officer and director, significant shareholders, professional advisors such as attorneys and accountants, securities broker dealers, venture capitalists, members of the financial community, other businesses and others who may present solicited and unsolicited proposals. Our management believes that business opportunities and ventures will become available to it due to a number of factors, including, among others: (1) management's willingness to enter into unproven, speculative ventures; (2) management's contacts and acquaintances; and (3) our flexibility with respect to the manner in which it may structure a potential financing, merger or acquisition. However, there is no assurance that we will be able to structure, finance, merge with or acquire any business opportunity or venture.

Operation of Princeton Acquisitions

We intend to search throughout the United States for a merger or acquisition candidate; however, because of our lack of capital, we believe that the merger or acquisition candidate will be conducting business within a limited geographical area. We intend to maintain our corporate headquarters and principal place of business at 2560 W. Main Street, Suite 200, Littleton, Colorado 80120. All corporate records will be maintained at said office, and it is anticipated that all shareholders' meetings will take place in Colorado. In the event that a merger or acquisition of us takes place, no assurance can be given that the corporate records or headquarters will continue to be maintained at Littleton, Colorado, or that shareholders' meetings will be held in Colorado.

Our management and other related parties will seek acquisition/merger candidates or orally contact individuals or broker dealers and advise them of the availability of the Company as an acquisition candidate. Our management along with other related parties  will review material furnished to them by the proposed merger or acquisition candidates and will ultimately decide if a merger or acquisition is in the best interests of the Company and it’s shareholders.

We may employ outside consultants until a merger or acquisition candidate has been targeted by us, however, management believes that it is impossible to consider the criteria that will be used to hire such consultants. While we may hire independent consultants, the Company has not considered any criteria regarding their experience, the services to be provided, or the term of service. As of the date hereof, and as disclosed herein, there are no other plans for accomplishing our business plan.

Selection of Opportunities

The analysis of new business opportunities will be undertaken by or under the supervision of our executive officer and other related parties, who are not professional business analysts and have had little previous training in business analysis. Inasmuch as we have limited funds available to us in our search for business opportunities and ventures, we will not be able to expend significant funds on a complete and exhaustive investigation of such business or opportunity. We will, however, investigate, to the extent believed reasonable by our management, such potential business opportunities or ventures.

As part of our investigation, a representative of us may meet personally with management and key personnel of the firm sponsoring the business opportunity, visit and inspect plants and facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures, to the extent of our limited financial resources and management and technical expertise.

Prior to making a decision to participate in a business opportunity or venture that is a statutory merger or conversion, we will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history, management resumes, financial information, available projections with related assumptions upon which they are based, evidence of existing patents, trademarks or service marks or rights thereto, current and proposed forms of compensation to management, a description of transactions between the prospective entity and its affiliates during relevant periods, a description of current and required facilities, an analysis of risks and competitive conditions, and other information deemed relevant.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and costs for accountants, attorneys and others. In order to meet our liquidity needs during the next fiscal year, we may receive additional financing from our officer, director and stockholders.

We will have unrestricted flexibility in seeking, analyzing and participating in business opportunities. In our efforts, we will consider the following kinds of factors:

•	Potential for growth, indicated by new technology, anticipated market expansion or new products;
•	Competitive position as compared to other firms engaged in similar activities;
•	Strength of management;
•
Capital requirements and anticipated availability of required funds from future operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources; and

•	Other relevant factors.

Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that due to our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

We are unable to predict when we may participate in a business opportunity. We expect, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

Form of Merger or Acquisition

The manner in which we participate in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of us and the merger or acquisition candidate, and the relative negotiating strength of us and such merger or acquisition candidate. The exact form or structure of our participation in a business opportunity or venture will be dependent upon the needs of the particular situation. Our participation may be structured as an asset purchase, a partnership, a merger, or an acquisition of securities or such other form as our management deems appropriate.

As set forth above, we may acquire participation in a business opportunity through the issuance of our common stock or other securities in us. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1954, as amended, may depend upon the issuance to the shareholders of the acquired company of at least 80% of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, all prior shareholders may, in such circumstances, retain 20% or less of the total issued and outstanding common stock. If such a transaction were available to us, it may be necessary to obtain shareholder approval to effectuate a reverse stock split or to authorize additional shares of common stock prior to completing such acquisition. This could result in substantial additional dilution to the equity of those who were our shareholders prior to such reorganization. Further, extreme caution should be exercised by any investor relying upon any tax benefits in light of the proposed new tax laws. It is possible that no tax benefits will exist at all. Prospective investors should consult their own legal, financial and other business advisors.

Our present management and shareholders will in all likelihood not have control of a majority of our voting shares following a reorganization transaction. In fact, it is probable that the shareholders of the acquired entity will gain control of us. The terms of sale of the shares presently held by our management may not be afforded to our other shareholders. As part of any transaction, our director may resign and new directors may be appointed without any vote by the shareholders.

We have an unwritten policy that it will not acquire or merge with a business or company in which our management or our affiliates or associates directly or indirectly have a controlling interest. Our management is not aware of any circumstances under which the foregoing policy will be changed and our management, through its own initiative, will not change said policy.

Pursuant to regulations promulgated under the Securities Exchange Act of 1934, as amended, we will be required to obtain and file with the SEC audited financial statements of an acquired company within four days from the date the transaction is completed.

Competition

We will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than us. In view of our combined extremely limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

Government Regulation

       We are subject to the disclosure requirements of the SEC. In addition, certain provisions of the Sarbanes-Oxley Act of 2002 either are or, by June 30, 2010, may become, applicable to the Company, which could affect the willingness of companies to enter into a business combination with the Company. The SEC and other federal agencies and state legislatures could adopt rules or laws that restrict “reverse mergers” of a nature we may consider. We also may be subject to increased governmental regulation following any business combination or other transaction we may consummate. It is impossible to predict the nature or magnitude of such regulation, if any.

Employees

       We currently have no employees. Our officer has agreed to allocate a portion of his time to the activities of us, without compensation and we expect to continue to use, consultants, attorneys and accountants as necessary. It is not expected that we will have any full-time or other employees, except as may result as a result of consummating a business combination or other transaction.

Item 1A. Risk Factors

Cautionary Statements Regarding Future Results of Operations

You should read the following cautionary statements in conjunction with the factors discussed elsewhere in this and other of our filings with the Securities and Exchange Commission (SEC) and in materials incorporated by reference in these filings.  These cautionary statements are intended to highlight certain factors that may affect our financial condition and results of operations and are not meant to be an exhaustive discussion of risks that apply to companies like ours.  Like other companies, we are susceptible to macroeconomic downturns in the United States or abroad that may affect the general economic climate and our performance.

No operating history or revenue and minimal assets.

We have very limited operating history and no revenues or earnings from operations. There are no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss which will increase continuously until we can consummate a business combination with a target company. There is no assurance that we can identify such a target company and consummate such a business combination.

Adequate financing may not be available when needed.

We entered into a Revolving Credit Agreement with our major shareholders on March 11, 2008, to borrow up to $250,000 to fund operating activities.  While future operating activities are expected to be funded by the Revolving Credit Agreement our request for funds under the Revolving Credit Agreement are not guaranteed and in the event that such future operating activities are not funded pursuant to the Revolving Credit Agreement, additional sources of funding would be required to continue operations.  There is no assurance that we could raise working capital or if any capital would be available at all.  Failure to obtain financing when needed could result in curtailing operations, acquisitions or mergers and investors could lose some or all of their investment.

Speculative nature of our proposed operations.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While our management would prefer business combinations with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event that we complete a business combination, of which there can be no assurance, the success of our operations will be dependent upon the management of the target company and numerous other factors beyond our control.

Scarcity of and competition for business opportunities and combinations.

We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which maybe merger or acquisition target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies in seeking merger or acquisition candidates.

No agreement for business combination or other transaction that is not subject to contingencies - - No standards for business combination.

On September 11,  2009 we entered into a Share Exchange Agreement ("Agreement") under which we agreed to issue approximately 21,500,000 shares of our common stock in exchange for all of the outstanding common stock of Hunter Bates Mining Corporation.  The Agreement is subject to certain contingencies and is expected to close on or about September 25, 2009, although there can be no assurance that the share exchange will occur. Other than the Share Exchange Agreement with Hunter Bates Mining Corporation, we have no current arrangement, agreement or understanding with respect to engaging in a merger with or acquisition of a specific business entity. If the share exchange with Hunter Bates Mining Corporation does not close, there can be no assurance that we will be successful in identifying and evaluating any other suitable business opportunities or in concluding a business combination. In evaluating any other businesses, our management has not identified any particular industry or specific business within an industry for evaluation by us. There is no assurance that we will be able to negotiate a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we would require a target company to have achieved, or without which we would not consider a business combination with such business entity. Accordingly, we may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

Continued management control, limited time availability.

While seeking a business combination, management anticipates devoting only a limited amount of time per month to our business.  Our officer has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future. We have not obtained key man life insurance on our officer or director. Notwithstanding the combined limited experience and time commitment of our management, loss of the services of this individual would adversely affect development of our business and its likelihood of continuing operations.

Conflicts of interest - - General.

Our officer and director participates in other business ventures which may compete directly with us. We have an unwritten policy that we will not acquire or merge with a business or company in which our management or their affiliates or associates directly or indirectly have a controlling interest.  Our management is not aware of any circumstances under which the foregoing policy will be changed and our management, through their own initiative, will not change said policy. Refer to “ITEM 13. Certain Relationships and Related Transactions, and Director Independence.”

Reporting requirements may delay or preclude acquisitions.

Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") requires companies subject thereto to provide certain information about significant acquisitions including certified financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

Lack of market research or marketing organization.

We have neither conducted, nor have others made available to us, market research indicating that demand exists for the transactions contemplated by the Company. Even in the event demand exists for a merger or acquisition of the type contemplated by the Company, there is no assurance that we would be successful in completing any such business combination.

Lack of diversification.

Our proposed operations, even if successful, will in all likelihood result in us engaging in a business combination with only one business entity. Consequently, our activities will be limited to those engaged in by the business entity which we merge with or acquire. Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

Regulation under Investment Company Act.

Although we will be subject to regulation under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act and, consequently, any violation of such Act could subject us to material adverse consequences.

Probable change in control and management.

A business combination involving the issuance of our common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in us. Any such business combination may require our shareholders to sell or transfer all or a portion our common stock held by them. The resulting change in control of the Company will likely result in removal of our present officer and director and a corresponding reduction in or elimination of their participation in our future affairs.

Reduction of percentage share ownership following business combination.

Our primary plan of operation is based upon a business combination with a business entity which, in all likelihood, will result in us issuing securities to shareholders of such business entity. The issuance of previously authorized and unissued common stock of us would result in a reduction in percentage of shares owned by our present shareholders and would most likely result in a change in control and management of the Company.

No dividends.

We have not paid dividends on our common stock to date and we do not presently intend to pay dividends prior to the consummation of a business combination.   The payment of dividends after a business combination, if any, will be contingent upon the Company’s revenues and earnings, if any, capital requirements and general financial condition subsequent to consummation of a business combination.  The payment of any dividends subsequent to consummation of a business combination will be within the discretion of our then Board of Directors.  It is the present intention of the Board of Directors to retain all earnings, if any, for use in our business operations and, accordingly, the Board does not anticipate paying any cash dividends in the foreseeable future.

Taxation.

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination that we may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

Requirement of audited financial statements may disqualify business opportunities.

Our management will request that any potential business opportunity provide audited financial statements. One or more attractive business opportunities may choose to forego the possibility of a business combination with us rather than incur the expenses associated with preparing audited financial statements. In such case, we may choose to obtain certain assurances as to the target company's assets, liabilities, revenues and expenses prior to consummating a business combination, with further assurances that an audited financial statement would be provided after closing of such a transaction.  Closing documents relative thereto may include representations that the audited financial statements will not materially differ from the representations included in such closing documents.

Restriction on Rule 144 sales for a “blank check “company may discourage potential business combinations.

Effective February 15, 2008, the U. S. Securities and Exchange Commission (the “SEC”) approved amendments to Rule 144 of the Securities Act of 1933 (“Rule 144”).  The amended rules include new treatment for the sale of shares of a “shell company’ which includes a “blank check” company and applies to us. Under the amended rules, Rule 144 cannot be relied upon for the resale of restricted or unrestricted securities originally issued by a shell company or an issuer that at any time has been a shell company unless (i) the issuer has ceased to be a shell company; (ii) the issuer is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act and has filed all required reports during the 12 months preceding the Rule 144 sale and (iii) at least one year has elapsed from the time that the issuer filed current Form 10 type information with the SEC reflecting that the entity is no longer a shell company.

The foregoing restrictions on the use of Rule 144 for the sale of securities issued by a shell company may reduce the attractiveness of us as a business combination candidate and accordingly, there may be more limited potential business opportunities that are willing to enter into a business combination with any company that is currently or in the last year has been a shell company, including us.

Compliance with changing corporate governance regulations and public disclosures may result in additional risks and exposures.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new regulations from the SEC, have created uncertainty for public companies such as ours.  These laws, regulations, and standards are subject to varying interpretations in many cases and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies.  This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.  As a result, our efforts to comply with evolving laws, regulations, and standards have resulted in, and are likely to continue to result in, increased expenses and significant management time and attention.

The current crisis in global credit and financial markets could materially and adversely affect our business.

As has been widely reported, global credit and financial markets have been experiencing extreme disruptions in recent months, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability.  There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions.  These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities.  The current tightening of credit in financial markets and the general economic downturn has led consumers and businesses to postpone spending, which has caused uncertainty in our possible merger candidates.  We are unable to predict the likely duration and severity of the current disruptions in the credit and financial markets and adverse global economic conditions and if the current uncertain economic conditions continue or further deteriorate our business and results of operations could be materially and adversely affected.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently have no properties and at this time have no agreements to acquire any properties.  Since November 2007, we utilize the offices of a major shareholder of ours, located at 2560 W. Main Street, Suite 200, Littleton, Colorado 80120.  We pay $1,500 per month for reimbursement of out-of-pocket expenses such as telephone, postage, supplies and administrative support to a company controlled by a major shareholder of ours.  We have paid $18,000 for these expenses for the year ended June 30, 2009.

There are no agreements or understandings with respect to the office facility subsequent to the completion of an acquisition.  Upon a merger or acquisition, we intend to relocate our office to that of the acquisition candidate.

Item 3 Legal Proceedings.

We are not currently involved in any legal proceedings and no such proceedings are known by us to be threatened or contemplated against us.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to security holders for a vote during the quarter ended June 30, 2009.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Bulletin Board under the Symbol PRAQ.   There is only a limited trading market for our stock and our stockholders may find it difficult to sell their shares. As reported by the OTC BB, our stock has had a high of $1.10 and a low of $0.15 for the fiscal year ended June 30, 2009.

Holders

As of September 17, 2009, we had approximately 130 holders of record of our common stock.

Dividends

We have not paid, nor declared, any dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Our management anticipates that earnings, if any, will be retained to fund our working capital needs and the expansion of our business.  The paying of any dividends is in the discretion of our Board of Directors.

Item 6. Selected Financial Data

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial statements, including the notes thereto contained in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of certain factors, including those set forth under “Risk Factors” and elsewhere in this report.

Overview

Princeton Acquisitions was formed for the purpose of evaluating and seeking merger candidate and was incorporated in the State of Colorado on July 10, 1985. On February 24, 1986, we entered into an Exchange Agreement with North Shore Holding Company, Inc., a Colorado corporation (“North Shore”) pursuant to which the Company acquired 100% of the issued and outstanding securities of North Shore in exchange for issuance of 229,950 shares of its common stock.  At the time of the transaction, North Shore was a privately held company which had been organized to engage in joint venture mining operations at a site in Idaho.   We determined that commencing mining operations were impractical and abandoned their efforts; remaining as a development stage company with no active business operations.

On January 1, 1991, we were administratively dissolved by the Colorado Secretary of State as a result of failure to file required reports with the State of Colorado.  We remained inactive from January 1991 until September 24, 2004, when we were reinstated into good standing with the Colorado Secretary of State.  We remain in good standing as of the date of filing of this report.

On November 2, 2007 a Stock Purchase Agreement (the “Stock Purchase Agreement”) and a Stock Purchase Option Agreement (the “Option Agreement”) Mathis Family Partners, Ltd., Lazzeri Family Trust, EARNCO MPPP, Lazzeri Equity Partners 401K Plan, La Mirage Trust, Blueridge Consultants, Inc. Profit Sharing Plan and the Charitable Remainder Trust of Timothy J Brasel (collectively the “Investors”) purchased 431,336 shares, of our common stock for an aggregate of $318,000 from three of our shareholders, including our previously largest shareholder.  As a result of the purchase of our shares of common stock Investors owned approximately 73.7% of the issued and outstanding shares of our common stock which resulted in a change in control of us.

On March 11, 2008, we entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with the Investors to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note dated March 11, 2008.  In connection with and as a loan fee for the foregoing unsecured credit facility, Investors received a total of 1,125,000 unregistered shares of our common stock valued at $2,000.  As a result of the Revolving Credit agreement, the Investors own 91% of the issued and outstanding shares of our common stock as of June 30, 2009.

Currently, we are in the development stage and have not yet realized any revenues from our planned operations. Our business plan is to evaluate structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.

Although we have not entered into any definitive agreement regarding a merger our management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Our management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation.

We have no full time employees. Our officer has agreed to allocate a portion of his time to the activities of us, without compensation.

Results of Operations

For year ended June 30, 2009, compared the year ended June 30, 2008.

Revenue.  No operating revenues were generated during the year ended June 30, 2009 and June 30, 2008.

Operating Expenses.  Total operating expenses were $31,518 and $32,872, respectively for the year ended June 30, 2009 and for the year ended June 30, 2008. Operating expenses consisted of professional, management and filing fees.

 Other Income (Expense). Total other income (expenses) were $38,494 and ($2,786), respectively for year ended June 30, 2009 and for the year ended June 30, 2008. In October 2008, we received a $40,000 deposit in connection with a potential share exchange transaction with a third party.  The potential share transaction did not close due to contingencies not met by the third party; therefore the $40,000 deposit was forfeited by the third party to us.

For year ended June 30, 2008, compared the year ended June 30, 2007.

Revenue.  No operating revenues were generated during the year ended June 30, 2008 and June 30, 2007.

Operating Expenses.  Total operating expenses were $32,872 and $15,370, respectively for the year ended June 30, 2008 and the year ended June 30, 2007.  Operating expenses consist of professional, management and filing fees.

Other Income (Expenses). Total other income (expense) were ($2,786) and $0, respectively for the year ended June 30, 2008 and the year ended June 30, 2007.  On March 11, 2008 the Company entered into a Revolving Credit Agreement with the Company’s major shareholders resulting in a loan fee expense of $2,000.

Liquidity and Capital Resources

As of June 30, 2009, we had $998 in cash and cash equivalents and a working capital deficit of $21,102.

On March 11, 2008, we entered into a Revolving Credit Agreement with major shareholders of ours to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note.  All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand. On October 15, 2008, the Company re-paid $30,600 plus accrued interest of $1,404. As of June 30, 2009, $19,500 was borrowed under this agreement with $888 of interest accrued.

We will incur fees and expenses associated with maintaining compliance with the SEC.  Additionally, it is likely we will incur expenses associated with our search and review of possible acquisitions. If an acquisition or other significant corporate transaction is contemplated, then other fees and expenses could be incurred.

While future operating activities are expected to be funded by the Revolving Credit Agreement our request for funds under the Revolving Credit Agreement are not guaranteed and in the event that such future operating activities are not funded pursuant to the Revolving Credit Agreement, additional sources of funding would be required to continue operations.  There is no assurance that we could raise working capital or if any capital would be available at all.

Off-Balance Sheet Items

We have no off-balance sheet items as of June 30, 2009.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets as of June 30, 2009 and 2008	F-3
Statements of Operations for the years ended June 30, 2009, 2008 and from July 10, 1985 (date of commencement of development stage) through June 30, 2009	F-4
Statements of Changes in Stockholders’ (Deficit) from July 10, 1985 (date of commencement of development stage) through June 30, 2009	F-5
Statements of Cash Flows for the Years Ending June 30, 2009, 2008 and from July 10, 1985 (date of commencement of development stage) through June 30, 2009	F-6
Notes to Financial Statements	F-7

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On May 11, 2009, the Company dismissed Ronald R. Chadwick, PC (the “Former Auditor”) as the Company’s independent registered public accounting firm. On that same date, the Company engaged Cordovano and Honeck, LLP (“the New Auditor”), as its new independent registered public accounting firm for its fiscal year ending June 30, 2009. The Company’s decision to engage the New Auditor was approved by its Board of Directors.

The report on the financial statements prepared by the Former Auditor for the fiscal years ended June 30, 2007 and June 30, 2008, did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principals.  However, the report included a going concern qualification.  We did not have any disagreements with the Former Auditor on any accounting principals or practices, financial statement disclosure, or auditing scope or procedure.

Neither the Company nor anyone on our behalf consulted the New Auditor, on any matter relating to the application of accounting principles to a specified completed or contemplated transaction or the type of audit opinion that might be rendered on our financial statements.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that the we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(c) and (d) of the Exchange Act.  Our internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, financial disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable and in accordance with generally accepted accounting principles of the United States of America (GAAP). Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Therefore, even those systems determined to effective can provide only reasonable assurance with respect to the financial statement preparation and presentation. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time. Management conducted its evaluation of the effectiveness of our internal controls over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this evaluation, we concluded that our internal control over financial reporting was effective as of June 30, 2009.

 The annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following sets forth certain information regarding each of our directors and executive officer:

Name	Age	Position	Director or Officer Since
Timothy Brasel	51	President, Chief Executive Officer, Chief Financial Officer and Director	March 2008

All officers hold their positions at the will of the Board of Directors.  All directors hold their positions for one year or until their successors are elected and qualified.

The following is a summary of our director and executive officer business experience.

Timothy Brasel – President, Chief Executive Officer, Chief Financial Officer and Director, As of June 30, 2009, Mr. Brasel became the President, Chief Executive Officer and Chief Financial of Princeton Acquisitions, of which he has been a Director since March 2008. On June 30, 2009, Mr. Brasel became the President, Chief Executive Officer, Chief Financial Officer and Director of Birch Branch, Inc., a public shell company. From 1987 to present, Mr. Brasel has been President and a Director of Bleu Ridge Consultants, Inc. Mr. Brasel currently devotes the majority of his time to managing his various business investments.  From 2001 to 2003, Mr. Brasel was a Director in Mountain States Lending, Inc.  Over five years ago, Mr. Brasel served as a director of six publicly held shells. These companies are ILMI Corporation, Studio Capital Corp., Calneva Capital Corp., Zirconium Capital Corp., Hightop Capital Corp., and Royal Belle Capital Corp. From December 1996 until September 1998, he served as President and Director of Cypress Capital, Inc., which completed an acquisition of Terra Telecommunications, Inc. during September 1998. From September 1995 until January 1999, he served as President and a Director of High Hopes, Inc., which completed an acquisition of certain technology from Sanga e-Health LLC during January 1999. From May 1995 until August 1997, Mr. Brasel served as President and a director of Universal Capital Corp., which completed an acquisition of Remarc International Inc. during August 1997. From February 1996 until February 1997, Mr. Brasel served as President and a director of Capital 2000, Inc. which completed an acquisition of United Shields Corporation in February 1997. From July 1996 until December 1997, Mr. Brasel served as President and a director of Mahogany Capital, Inc., which completed an acquisition of Pontotoc Production Company, Inc. during December 1997. From July 1996 until May 1998, Mr. Brasel served as President and a director of Walnut Capital, Inc., which completed a merger with Links Ltd. during May 1998. From March 1990 until September 1994, Mr. Brasel served as President, Secretary, Treasurer and a Director of Prentice Capital, Inc., a publicly held blank-check company which completed an acquisition of Universal Footcare, Inc. From March 1990 until August 1993, Mr. Brasel was President, Secretary and a director of Brasel Ventures, Inc., a publicly held blank-check company, which completed an acquisition of American Pharmaceutical Company. Mr. Brasel received a Bachelor of Science degree in Business Administration from Morningside College, Sioux City, Iowa.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our director, officer and holders of more than ten percent of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  We believe that during and for the fiscal year ended June 30, 2009, our officer, director and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  Given the nature of our business, our limited stockholder base and current composition of management, the board of directors does not believe that we require a code of ethics at this time.  The board of directors takes the position that management of a target business will adopt a code of ethics that will be suitable for its operations after we consummate a business combination.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our board of directors.

Audit Committee

The board of directors has not established an audit committee nor adopted an audit committee charter, rather, the entire board of directors serves the functions of an audit committee.  Given the nature of our business, our limited stockholder base and current composition of management, the board of directors does not believe that we require an audit committee at this time.  The board of directors takes the position that management of a target business will establish an audit committee and adopt an audit committee charter that will be suitable for its operations after we consummate a business combination.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Our officer and director do not receive any compensation for services rendered, have not received such compensation in the past, and are not accruing any compensation pursuant to any agreement with our Company.  Our officer and director are reimbursed for expenses incurred on our behalf.  Our officer and director will not receive any finder’s fee as a result of their efforts to implement the business plan outlined herein.  However, our officer and director anticipate receiving benefits as a beneficial shareholder of our common stock.

We have not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our employees.

Employment Contracts

There are no employment contracts between us and our officer and director.

Post-Employment Compensation, Pension Benefits, Nonqualified Deferred Compensation

There were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by our executive officer during the year ended June 30, 2009.

Director Compensation

Our director has received no compensation during the year ended June 30, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the ownership of our Common Stock as of the September 17, 2009, by (i) each person who is known by us to own of record or beneficially more than 5% of our Common Stock, (ii) each of our directors and officers. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares of Common Stock.

Name and Address	Number of Shares	Percent Ownership Common (1)
Brasel Charitable Remainder Trust (2) 5770 South Beech Court Greenwood Village, CO 80121	160,831	9.4%

Blueridge Consultants, Inc. Profit Sharing Plan (2) 5770 South Beech Court Greenwood Village, CO 80121	167,057	9.8%

LaMirage Trust (2) 5770 South Beech Court Greenwood Village, CO 80121	188,059	11.0%

All officer and director as a group (1 person)	515,947	30.2%

Lazzeri Family Trust (3) 2560 W. Main Street, Suite 200 Littleton, CO 80123	260,511	15.2%

Lazzeri Equity Partner 401-K Plan (3) 2560 W. Main Street, Suite 200 Littleton, CO 80123	260,511	15.2%

Mathis Family Partners, LTD (4) 2560 W. Main Street, Suite 200 Littleton, CO 80123	260,511	15.2%

EARNCO M.P.P.P (4) 2560 W. Main Street, Suite 200 Littleton, CO 80123	260,511	15.2%

(1) Percentages are rounded to the nearest one-tenth of one percent.  Percentages are based on 1,710,649 shares of common stock outstanding.

(2) Timothy Brasel, President, Chief Executive Officer, Chief Financial Officer and Director of Princeton Acquisitions, Inc., is also the Trustee of Brasel Charitable Remainder Trust, Trustee of Blueridge Consultants, Inc. Profit Sharing Plan and LaMirage Trust

(3) Robert Lazzeri, is also the Trustee of Lazzeri Family Trust and the Trustee of Lazzeri Equity Partner 401-K Plan

(4) Earnest Mathis, Jr., is the General Partner of Mathis Family Partners LTD., and the Trustee of EARNCO M.P.P.P

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

During the period ended September 30, 2007, a related party paid $5,460 of expenses incurred by us, and has agreed not to be reimbursed for the payments and consider the payments as capital donated to us.  We have recorded these payments as additional paid-in capital.

On November 2, 2007, a related party of us forgave an interest free loan in the amount of $91,200 made to us.  We have recorded the forgiveness as additional paid-in capital.

We have no properties and at this time have no agreements to acquire any properties.  Since November 2007, we utilize the offices of a major shareholder of ours, located at 2560 W. Main Street, Suite 200, Littleton, Colorado 80120.  We pay $1,500 per month for reimbursement of out-of-pocket expenses such as telephone, postage, supplies and administrative support to a company controlled by a major shareholder of ours.  We paid $18,000 for these expenses for the year ended June 30, 2009.

Conflicts of Interest

Our management has adopted certain policies involving possible conflicts of interest, including prohibiting any of the following transactions involving management, promoters, shareholders or their affiliates: (i) Any lending by us to such persons; (ii) The issuance of any additional securities to such persons prior to a business combination except for fair and adequate payment; (iii) The entering into any business combination or acquisition of assets in which such persons have any interest, direct or indirect; or (iv) The payment of any finder's fees to such persons. These policies have been adopted by our Board of Directors, and any changes in these provisions require the approval of the Board of Directors. Our management does not intend to propose any such action and does not anticipate that any such action will occur. There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by our management to resolve conflicts of interest in favor of us could result in liability of our management to us. However, any attempt by shareholders to enforce a liability of our management to us would most likely be prohibitively expensive and time consuming.

Director Independence

We have not established our own definition for determining whether our director and nominees for directors are “independent” nor have we adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system.

Our current management cannot predict whether incoming management of a target business upon the consummation of a business combination, if such transaction occurs, will adopt a definition of “independence” or establish any committees of the board, such as an audit committee, a compensation committee or nominating committee.

Item 14. Principal Accounting Fees and Services

Audit Fees

We paid Ronald R. Chadwick, P.C., a total of $4,500 for fiscal year ended June 30, 2008 for professional services rendered for the audit of our annual financial statements, the reviews of financial statements included in our Forms 10-KSB and 10-Q and for any other services that are normally provided by our independent auditors in connection with our statutory and regulatory filings or engagements.

We paid Ronald R. Chadwick, P.C., a total of $6,250 for fiscal year ended June 30, 2009 for professional services rendered for the reviews of financial statements included in our Form 10-Q for September 30, 2008 and December 31, 2008.

We paid Cordovano and Honeck LLP, a total of $1,000 for the fiscal year ended June 30, 2009 for professional services rendered for the reviews of our financial statements included in our Form 10-Q for March 31, 2009.

Audit Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under “Audit Fees” for fiscal years 2009 and 2008.

Tax Fees

For the Company’s fiscal year ended June 30, 2009 and 2008, we were not billed for professional services rendered for tax compliance, tax advice and tax planning, as these services were provided as part of the administrative support reimbursement provided by a company controlled by one of our stockholders.

All Other Fees

None.

Audit Committee’s Pre-Approval Process

We have not established an audit committee nor adopted an audit committee charter.  Rather, it is the responsibility of the entire board of directors to serve the functions of an audit committee and to pre-approve all audit and permitted non-audit services to be performed by the independent auditors, such approval to take place in advance of such services when required by law, regulation or rule, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934 that are approved by the board prior to the completion of the audit.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this annual report on Form 10-K:

1)	Financial Statements:

Reports of Independent Registered Public Accounting Firms
Balance Sheets at June 30, 2009 and 2008
Statements of Operations for years ended June 30, 2009 and 2008 and from July 10, 1985 (date of commencement of development stage) through June 30, 2009
Statements of Changes in Stockholders’ (Deficit) from July 10, 1985 (date of commencement of development stage) through June 30, 2009
Statements of Cash Flows for the years ended June 30, 2009 and 2008 and from July 10, 1985 (date of commencement of development stage) through June 30, 2009
Notes to Financial Statements

2)	Financial Statement Schedule:

We are not filing separately financial statement schedules because of the absence of conditions under which they are required or because the required information is included in the financial statements or the related notes.

3)	Exhibits:

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit No.	Description
3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.01 filed with Form 10-SB12G filed June 8, 2007
3.2	Amended and Restated By-laws, incorporated by reference to Exhibit 3.1 filed with Form 8-K/A filed July 6, 2009
10.1	Demand Promissory Note with Inverness Investments, Inc., incorporated by reference to Exhibit 99.1 filed with Form 8-K filed July 18, 2008
10.2	Revolving Credit Agreement, incorporated by reference to Exhibit 99.2 filed with Form 8-K filed July 18, 2008
10.3	Revolving Loan Note, incorporated by reference to Exhibit 99.3 filed with Form 8-K filed July 18, 2008
31.1	Certification of Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 17, 2009.

PRINCETON ACQUISITIONS, INC.

By	/s/ Timothy Brasel
Timothy Brasel
President, Principal Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Name	Title	Date
/s/ Timothy Brasel	Timothy Brasel	President, Chief Executive Officer, Chief Financial Officer and Director	September 17, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Princeton Acquisitions, Inc.:

We have audited the accompanying balance sheet of Princeton Acquisitions, Inc. (a development stage company) as of June 30, 2009, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the year ended June 30, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Princeton Acquisitions, Inc. as of June 30, 2009, and the results of its operations and its cash flows for the year ended June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred operating losses since inception and has a net capital deficit at June 30, 2009, which raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters is also discussed in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cordovano and Honeck LLP
Cordovano and Honeck LLP
Englewood, Colorado
September 10, 2009

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Princeton Acquisitions, Inc.
Littleton, Colorado

I have audited the accompanying balance sheet of Princeton Acquisitions, Inc. (a development stage company) as of June 30, 2008 and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from July 10, 1985 (inception of the development stage) through June 30, 2008. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Princeton Acquisitions, Inc. as of June 30, 2008 and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from July 10, 1985 (inception of the development stage) through June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado                                                                                                                                /s/ Ronald R. Chadwick, P.C.
September 18, 2008                                                                                                                            RONALD R. CHADWICK, P.C.

PRINCETON ACQUISITIONS, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30, 2009	June 30, 2008

ASSETS
Current assets:
Cash	$998	$4,208

Total current assets	998	4,208

Total assets	$998	$4,208

LIABILITIES AND SHAREHOLDERS’ (DEFICIT)
Current liabilities:
Accounts payable, other	$212	$-
Accounts payable, related party	$1,500	$-
Accrued expense - related party	888	786
Note payables - related party	19,500	31,500

Total current liabilities	22,100	32,286

SHAREHOLDERS’ (DEFICIT) (Note 2)
Preferred stock, authorized 50,000,000 shares, $1 par value,
none issued or outstanding	-	-
Common stock, authorized 100,000,000 shares, $.001 par value,
1,710,649 issued and outstanding	1,711	1,711
Additional paid in capital	273,600	273,600
Accumulated (deficit) during development stage	(296,413)	(303,389)

Total shareholders’ (deficit)	(21,102)	(28,078)

Total liabilities and shareholders’ (deficit)	$998	$4,208

The accompanying notes are an integral part of these financial statements

PRINCETON ACQUISITIONS, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS

	For the Year Ended June 30, 2009	For the Year Ended June 30, 2008	Period July 10, 1985 (Date of Commencement of Development Stage) to June 30, 2009

Revenues	$-	$-	$-

Operating expenses:
Accounting fees	8,550	3,700	12,250
Legal fees	1,335	5,285	6,620
Shareholder expense	2,757	6,167	8,924
General and administrative expense, related party	18,000	12,000	30,000
Other general and administrative expense	876	5,720	255,474
Property write off	-	-	146,975
Total operating expenses	31,518	32,872	460,243

Net (loss) from operations	(31,518)	(32,872)	(460,243)

Other Income (expense)
Other Income	40,000	-	40,000
Gain on debt relief	-	-	128,122
Loan fee - related party (expense)	-	(2,000)	(2,000)
Interest expense	(1,506)	(786)	(2,292)
Total other income (expense)	38,494	(2,786)	163,830

Income (loss) before income taxes	6,976	(35,658)	(296,413)
Income taxes, net	-	-	-

Net income (loss) after tax	$6,976	$(35,658)	$(296,413)

Net income (loss) per common share	$0.00	$(0.03)

Weighted average number of
common shares outstanding	1,710,649	1,031,341

The accompanying notes are an integral part of these financial statements

PRINCETON ACQUISITIONS, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

				Accumulated
				(Deficit) During	Total
	Common Stock		Additional	Development	Stockholders'
	Shares	Amount	pd-in Capital	Stage	(Deficit)

Balance at July 10, 1985 (Inception)	-	$-	$-	$-	$-

Retroactive restatement due to
reverse acquisition, February 24, 1986	229,950	230	76,623	-	76,853

Balance as restated	229,950	$230	$76,623	$-	$76,853

Issuance of common stock
reverse acquisition, February 24, 1986	92,925	93	62,607	-	62,700

Net income (loss) for the period				(267,675)	(267,675)

Balance at June 30, 1986	322,875	$323	$139,230	$(267,675)	$(128,122)

Sales of common stock	40,000	40	19,960	-	20,000

Net income (loss) for the period	-	-	-	(20,000)	(20,000)

Balance at June 30, 1987	362,875	$363	$159,190	$(287,675)	$(128,122)

Net income (loss) for the period	-	-	-	-	-
ended June 30, 1988 through June 30,1990

Balance at June 30, 1990	362,875	$363	$159,190	$(287,675)	$(128,122)

Net income (loss) for the period	-	-	-	128,122	128,122

Balance at June 30, 1991	362,875	$363	$159,190	$(159,553)	$-

Net income (loss) for the period	-	-	-	-	-
ended June 30, 1992 through June 30, 2004

Balance at June 30, 2004	362,875	$363	$159,190	$(159,553)	$-

Sales of common stock, December 30, 2004	222,764	223	10,915	-	11,138

Net income (loss) for the period	-	-	-	(51,005)	(51,005)

Balance at June 30, 2005	585,639	$586	$170,105	$(210,558)	$(39,867)

Net income (loss) for the period	-	-	-	(41,803)	(41,803)

Balance at June 30, 2006	585,639	$586	$170,105	$(252,361)	$(81,670)

Expense paid by related party	-	-	5,960	-	5,960
and donated to the company

Net income (loss) for the period	-	-	-	(15,370)	(15,370)

Balance at June 30, 2007	585,639	$586	$176,065	$(267,731)	$(91,080)

Expense paid by related party	-	-	96,660	-	96,660
and donated to the company

Fraction shares issued as a result	10	-	-	-	-
of reverse stock-split, February 6, 2008

Issuance for loan fee, March 11, 2008	1,125,000	1,125	875	-	2,000

Net income (loss) for the period	-	-	-	(35,658)	(35,658)

Balance at June 30, 2008	1,710,649	$1,711	$273,600	$(303,389)	$(28,078)

Net income (loss) for the period	-	-	-	6,976	6,976

Balance at June 30, 2009	1,710,649	$1,711	$273,600	$(296,413)	$(21,102)

The accompanying notes are an integral part of these financial statements

PRINCETON ACQUISITIONS, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

	For the Year Ended June 30, 2009	For the Year Ended June 30, 2008	Period July 10, 1985 (Date of Commencement of Development Stage) to June 30, 2009
Cash flows from operating activities:
Net income (loss)	$6,976	$(35,658)	$(296,413)

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Accounts payable	212	(1,500)	59,712
Accounts payable - related party	1,500	(89,580)	-
Accrued expenses	102	786	888
Property write off	-	-	146,975
Other write offs	-	-	900
Loan fee - related party	-	2,000	2,000
Donated capital - expenses	-	96,660	102,620
Gain on debt relief	-	-	(128,122)
Net cash provided by (used in) operating activities:	8,790	(27,292)	(111,440)

Cash flow from financing activities:
Proceeds from shareholder loans	18,600	31,500	50,100
Repayments of shareholder loans	(30,600)	-	(30,600)
Sales of common stock	-	-	31,138
Issuance of stock - reverse merger	-	-	61,800
Net cash (used in) provided by financing activities	(12,000)	31,500	112,438

NET (DECREASE) INCREASE IN CASH	(3,210)	4,208	998
CASH, BEGINNING OF THE PERIOD	4,208	-	-
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$998	$4,208	$998

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Expenses paid by a related party and
donated to the company	$-	$96,660	$102,620
Deferred tax realized	$2,652	$-	$2,652

SUPPLEMENTAL CASH FLOW
Cash paid for interest	$1,404	$-	$1,404
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

PRINCETON ACQUISITIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

PRINCETON ACQUISITIONS, INC. (“the Company”) was incorporated in State of Colorado on July 10, 1985 for the purpose of evaluating and seeking merger candidates.  The Company is in the development stage, as it had engaged only in limited activities and has not yet realized significant revenues from its planned operations.  The Company intends to evaluate structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.

Summary of Accounting Basis of Presentation

The Company’s financial statements have been prepared on an accrual basis of accounting, in conformity with accounting principles generally accepted in the United States of America. These principles contemplate the realization of assets and liquidation of liabilities in the normal course of business.

Development Stage Company

The Company is in the development stage and has not yet realized any revenues from its planned operations.  The Company’s business plan is to evaluate structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.

Based upon the Company’s business plan, it is a development stage enterprise.  Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises.  As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company’s development activities since inception have been financially sustained through stockholder donations and stockholder loans to the Company, as well as sales of the Company’s common stock.

The ability of the Company to continue as a going concern is dependent upon its ability to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

The Company’s ability to continue as a going concern is subject to obtaining necessary funding from outside sources.

Change in Control and Plan of Reorganization

On November 2, 2007 (the “Closing Date”), pursuant to a Stock Purchase Agreement (the “Stock Purchase Agreement”) and a Stock Purchase Option Agreement (the “Option Agreement”) Mathis Family Partners, Ltd., Lazzeri Family Trust, EARNCO MPPP, Lazzeri Equity Partners 401K Plan, La Mirage Trust, Blueridge Consultants, Inc. Profit Sharing Plan and the Charitable Remainder Trust of Timothy J Brasel (collectively the “Investors”) purchased 431,336 shares, of the common stock of the Company for an aggregate of $318,000 from three shareholders of the Company, including the Company’s previous largest shareholder.  As a result of the purchase of the shares of the Company’s common stock Investors own approximately 73.7% of the issued and outstanding shares of common stock of the Company which resulted in a change in control of the Company.

On March 11, 2008, the Company entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with Mathis Family Partners, Ltd. (“Mathis”), Lazzeri Family Trust (“Lazzeri”), Lazzeri Equity Partners 401K Plan (“LEP 401k”), La Mirage Trust (“La Mirage”), EARNCO MPPP (“EARNCO”), Blueridge Consultants, Inc. Profit Sharing Plan (“Blueridge”) and Brasel Charitable Remainder Trust (“Brasel”), collectively, they are referred to herein as the (“the Lender”), to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note (the “Revolving Loan Note.”) dated March 11, 2008.  In connection with and as a loan fee for the foregoing unsecured credit facility, Mathis, Lazzeri, LEP 401K, La Mirage and EARNCO each received 187,500 unregistered shares of the Company’s common stock and Blueridge and Brasel each received 93,750 unregistered shares, respectively, of the Company’s common stock for a total of 1,125,000 shares valued at $2,000.

As a result of the Revolving Credit Agreement, Mathis, Lazzeri, LEP 401k, La Mirage, EARNCO, Blueridge, and Brasel own approximately 15.2%, 15.2%, 15.2%, 11.0%, 15.2%, 9.8%, and 9.4%  respectively, of the issued and outstanding shares of the common stock of the Company.   Collectively, this group owns approximately 91.0% of the issued and outstanding shares of the common stock of the Company.

Reverse Stock Split

On January 30, 2008 the shareholders of the Company, at a special meeting, approved a 1-for-100 reverse stock split of the Company’s common stock, par value $.001 per share, with no change in the number of authorized shares of common stock and with any fractional shares rounded up to a whole share.  The reverse stock split was effective on February 6, 2008.

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

Cash

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.

Net (Loss) Per Share

The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings(loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net income (loss) per share are excluded.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

The Company has adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109.  As a result of the implementation of FIN 48, the Company had no changes in the carrying value of its tax assets or liabilities for any recognized tax benefits.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 141(revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) replaces SFAS 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)’s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, Goodwill and Other Intangible Assets, to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this Standard is not expected to have a material effect on the Company’s results of operations or financial position.

On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP”). The FSP amends SFAS 157 to delay the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, the FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company does not believe that the adoption of SFAS 157 will have a material impact on its financial statements.

Subsequent Events

The Company has evaluated all subsequent events through September 17, 2009, the date the financial statements were issued, and no additional items were noted that need to be disclosed.

NOTE 2 - SHAREHOLDERS’ (DEFICIT)

On November 2, 2007 (the “Closing Date”), pursuant to a Stock Purchase Agreement (the “Stock Purchase Agreement”) and a Stock Purchase Option Agreement (the “Option Agreement”) Mathis Family Partners, Ltd., Lazzeri Family Trust, EARNCO MPPP, Lazzeri Equity Partners 401K Plan, La Mirage Trust, Blueridge Consultants, Inc. Profit Sharing Plan and the Charitable Remainder Trust of Timothy J Brasel (collectively the “Investors”) purchased 431,336 shares, of the common stock of the Company for an aggregate of $318,000 from three shareholders of the Company, including the Company’s previous largest shareholder. The source of the funds used for the purchase was personal funds of the Investors.

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

On March 11, 2008, the Company entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with Mathis Family Partners, Ltd. (“Mathis”), Lazzeri Family Trust (“Lazzeri”), Lazzeri Equity Partners 401K Plan (“LEP 401k”), La Mirage Trust (“La Mirage”), EARNCO MPPP (“EARNCO”), Blueridge Consultants, Inc. Profit Sharing Plan (“Blueridge”) and Brasel Charitable Remainder Trust (“Brasel”), collectively, they are referred to herein as the “the Lender”, to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note (the “Revolving Loan Note.”) dated March 11, 2008.  In connection with and as a loan fee for the foregoing unsecured credit facility, Mathis, Lazzeri, LEP 401K, La Mirage and EARNCO each received 187,500 unregistered shares of the Company’s common stock and Blueridge and Brasel each received 93,750 unregistered shares, respectively, of the Company’s common stock for a total of 1,125,000 shares valued at $2,000.

As a result of the Revolving Credit Agreement, Mathis, Lazzeri, LEP 401k, La Mirage, EARNCO, Blueridge, and Brasel own approximately 15.2%, 15.2%, 15.2%, 11.0%, 15.2%, 9.8%, and 9.4%  respectively, of the issued and outstanding shares of the common stock of the Company.   Accordingly, Mr. Mathis, Mr. Lazzeri and Mr. Brasel directly and indirectly, collectively, own approximately 91.0% of the issued and outstanding shares of the common stock of the Company

NOTE 3 – DUE TO SHAREHOLDERS

On March 11, 2008, the Company entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with Mathis Family Partners, Ltd. (“Mathis”), Lazzeri Family Trust (“Lazzeri”), Lazzeri Equity Partners 401K Plan (“LEP 401k”), La Mirage Trust (“La Mirage”), EARNCO MPP. (“EARNCO”), Blueridge Consultants, Inc. Profit Sharing Plan (“Blueridge”) and Brasel Charitable Remainder Trust (“Brasel”), collectively, they are referred to herein as the “the Lender”, to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note (the “Revolving Loan Note.”) dated March 11, 2008.  All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand of the Lender.  The Revolving Credit Agreement does not obligate the Lender to make any loans but any loans made by the Lender to the Company, up to an outstanding principal balance of $250,000, will be subject to the terms of the Revolving Credit Agreement and the Revolving Loan Note.  In connection with and as a loan fee for the foregoing unsecured credit facility, Mathis, Lazzeri, LEP 401K, La Mirage and EARNCO each received 187,500 unregistered shares of the Company’s common stock and Blueridge and Brasel each received 93,750 unregistered shares, respectively, of the Company’s common stock for a total of 1,125,000 shares valued at $2,000.  At June 30, 2009 the principal balance on the note was $19,500 with available credit of $230,500.  The note has incurred a total of $2,292 in interest with $888 accrued as of June 30. 2009.

NOTE 4 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred assets and liabilities are as follows:

	2009		2008
Income tax provision consisted of the following::
Current		$2,652	-
Deferred	$	(2,652)	-
Income tax provision		$-	$-

	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$148,682	$155,658
Less valuation allowance for deferred tax assets	$(148,682)	$(155,658)
Net deferred tax assets	$-	$-

The reconciliation of income tax benefit computed at the federal tax rate of 38.01% is as follows:

	2009		2008

Tax (expense) benefit at statutory rate	$	(2,652)		$61,687
Less valuation allowance adjustment		$2,652	$	(61,687)
Income tax benefit		$-		$-

A summary of the valuation allowance is as follows:

	2009		2008

Balance at beginning of year		$61,687	$24,000
Additional for year		-	$37,687
Realized for year	$	(2,652)	-
Balance at end of year		$59,035	$61,687

The Company has the following tax carry forwards at June 30, 2009:

Year		Amount	Expiration Date
Net operating loss
June 30, 2004		4,846	June 30, 2024
June 30, 2005		51,005	June 30, 2025
June 30, 2006		41,803	June 30, 2026
June 30, 2007		15,370	June 30, 2027
June 30, 2008		35,658	June 30, 2028
	Total	$148,682

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Future changes in ownership may limit the ability of the Company to utilize these net operating loss carry forwards prior to their expiration.

NOTE 5 – RELATED PARTY TRANSACTION

During the period ended September 30, 2007, a related party paid $5,460 of expenses incurred by the Company, and has agreed not to be reimbursed for the payments and consider the payments as capital donated to the Company.  The Company has recorded these payments as additional paid-in capital.

On November 2, 2007, a related party of the Company forgave an interest free loan in the amount of $91,200 made to the Company.  The Company has recorded the forgiveness as additional paid-in capital

NOTE 6 – SUBSEQUENT EVENTS

        On September 11,  2009, the Company entered into a Share Exchange Agreement ("Agreement") under which the Company agreed to issue approximately 21,500,000 shares of its common stock in exchange for all of the outstanding common stock of Hunter Bates Mining Corporation.  The Agreement is subject to certain contingencies and is expected to close on or about September 25, 2009, although, as a result of the contingencies, there can be no assurance that the share exchange will occur.