Form 10-Q
period 2009-09-30
PRINCETON ACQUISITIONS INC
filed 2009-11-16
CIK 773717

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-14319

PRINCETON ACQUISITIONS, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

COLORADO	84-0991764
(State or Other Jurisdiction of	(I.R.S. Employer Identification Number)
Incorporation or Organization)

900 IDS CENTER, 80 SOUTH EIGHTH STREET, MINNEAPOLIS, MINNESOTA 55402-8773
 (Address of Principal Executive Offices)

612.349.5277
(Issuer’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)
2560 W. Main Street, Suite 200, Littleton, CO 80120

June 30 was our former fiscal year end, we are now on a December 31 fiscal year end.

Check whether the registrant:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☒
                                                                          (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of November 13, 2009, there were 21,810,649 shares of the registrant’s common stock, par value $0.001, outstanding.

PRINCETON ACQUISITIONS, INC.
FORM 10-Q
TABLE OF CONTENTS
SEPTEMBER 30, 2009

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain statements which are forward-looking in nature and are based on the current beliefs of our management as well as assumptions made by and information currently available to management, including statements related to the uncertainty of the quantity or quality of probable ore reserves, the fluctuations in the market price of such reserves, general trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this Form 10-Q, the words “may,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict” and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. These statements reflect our judgment as of the date of this Form 10-Q with respect to future events, the outcome of which is subject to risks.  We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectations, which may have a significant impact on our business, operating results, financial condition or your investment in our common stock, as described in the section following Item 1 entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended June 30, 2009 and under Item 2.01 of our Current Report on Form 8-K filed on October 5, 2009 after completion of the share exchange transaction with Hunter Bates Mining Corporation.

Readers are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent periodic reports filed with the Securities and Exchange Commission on Forms 10-K, 10-Q and 8-K and Schedule 14C.

PRINCETON ACQUISITIONS, INC.
(AN EXPLORATION STAGE COMPANY)
PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008 (1)
	(unaudited)	(retrospectively adjusted)
Assets
Current assets:
Cash	$883	$1,655

Property, plant and equipment, net	1,967,930	2,047,222
Mineral properties and development costs	5,255,635	5,255,635
Debt issuance costs, net	25,899	—
Total Assets	$7,250,347	$7,304,512

Liabilities and Shareholders’ Deficit
Current liabilities:
Convertible note payable, current portion	$150,000	$—
Current portion of long-term note payable	233,035	204,248
Due to Wits Basin Precious Minerals Inc (majority shareholder)	—	6,239,843
Accounts payable	123,149	26,928
Accrued expenses	344,811	792,865
Total current liabilities	850,995	7,263,884

Convertible note payable, long-term portion	309,923	—
Long-term note payable (majority shareholder)	2,000,000	—
Long-term note payable, net of discount	5,962,264	4,935,389
Total liabilities	9,123,182	12,199,273

Shareholders’ deficit:
Preferred stock, $1 par value, 50,000,000 shares authorized:
none issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized:
21,210,649 and 18,500,000 shares issued and outstanding
at September 30, 2009 and December 31, 2008, respectively	21,211	18,500
Additional paid-in capital	4,328,343	(18,489)
Accumulated deficit during exploration stage	(6,222,389)	(4,894,772)
Total shareholders’ deficit	(1,872,835)	(4,894,761)
Total Liabilities and Shareholders’ Deficit	$7,250,347	$7,304,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

(1) The Hunter Bates and Gregory Gold audited balance sheets were retrospectively adjusted in connection with the reverse acquisition which took place on September 29, 2009. See Note 2 – “Retrospective Adjustment” for further information.

PRINCETON ACQUISITIONS, INC.
(AN EXPLORATION STAGE COMPANY)

Condensed Consolidated Statements of Operations
(unaudited)

					Sept. 28, 2004
	Three Months Ended		Nine Months Ended		(inception)
	September 30,		September 30,		to Sept. 30,
	2009	2008	2009	2008	2009
Revenues	$—	$—	$—	$—	$—

Operating Expenses:
General and administrative	17,381	21,119	53,901	62,948	522,327
Exploration expenses	18,667	289,669	61,664	1,399,194	5,385,367
Depreciation and amortization	26,431	26,431	79,293	38,711	186,751
Loss on disposal of assets	—	—	—	12,362	12,362
Total operating expenses	62,479	337,219	194,858	1,513,215	6,106,807
Loss from operations	(62,479)	(337,219)	(194,858)	(1,513,215)	(6,106,807)

Other Income (Expense):
Other income (expense), net	—	161	—	593	1,396
Interest expense	(116,169)	(93,378)	(355,517)	(111,594)	(561,818)
Foreign currency gain (loss)	(429,921)	109,392	(777,242)	(3,966)	444,840
Total other income (expense)	(546,090)	16,175	(1,132,759)	(114,967)	(115,582)
Loss before income taxes	(608,569)	(321,044)	(1,327,617)	(1,628,182)	(6,222,389)

Income tax provision	—	—	—	—	—
Net Loss	$(608,569)	$(321,044)	$(1,327,617)	$(1,628,182)	$(6,222,389)

Basic and Diluted Net Loss
per Common Share:	$(0.03)	(0.02)	$(0.07)	$(0.09)

Basic and Diluted Weighted
Average Shares Outstanding	18,558,927	18,500,000	18,519,642	18,500,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRINCETON ACQUISITIONS, INC.
(AN EXPLORATION STAGE COMPANY)

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,		September 28, 2004 (inception) to September 30,
	2009	2008	2009
OPERATING ACTIVITIES:
Net loss	$(1,327,617)	$(1,628,182)	$(6,222,389)
Adjustments to reconcile net loss to cash
flows used in operating activities:
Depreciation and amortization	79,293	38,711	186,751
Amortization of imputed interest and discounts on long-term debt	286,753	111,594	492,221
Loss (gain) on foreign currency	777,242	3,966	(444,840)
Loss on disposal of miscellaneous assets	—	12,362	12,362
Issuance of equity securities by Wits Basin Precious Minerals Inc. for exploration expenses	—	185,282	334,950
Changes in operating assets and liabilities:
Accounts payable	96,221	8,332	123,149
Accrued expenses	3,535	453,923	488,900
Net cash used in operating activities	(84,573)	(814,012)	(5,028,896)

INVESTING ACTIVITIES:
Purchases of equipment	—	(28,106)	(143,628)
Net cash used in investing activities	—	(28,106)	(143,628)

FINANCING ACTIVITIES:
Payments on long-term debt	(250,000)	—	(250,000)
Cash proceeds from issuance of common stock, net	231,672	—	231,672
Checks written in excess of book funds	—	(1,057)	—
Advances from Wits Basin Precious Minerals Inc.	128,028	843,175	5,217,634
Debt issuance costs	(25,899)	—	(25,899)
Net cash provided by financing activities	83,801	842,118	5,173,407

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(772)	—	883
CASH AND CASH EQUIVALENTS, beginning of period	1,655	—	—
CASH AND CASH EQUIVALENTS, end of period	$883	$—	$883

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRINCETON ACQUISITIONS, INC.
(AN EXPLORATION STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(unaudited)

NOTE 1 - NATURE OF BUSINESS

Princeton Acquisitions, Inc. was incorporated in the State of Colorado on July 10, 1985, as a blind pool or blank check company. On January 1, 1991, we were administratively dissolved by the Colorado Secretary of State as a result of failure to file required reports with the State of Colorado. We remained inactive from January 1991 until September 24, 2004, when we were reinstated into good standing with the Colorado Secretary of State. We remain in good standing as of the date of filing of this Report.

Our business plan was to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. Our strategy was directed on ventures (without any particular industry or geographical location) which are developing companies or established businesses that desire to have a public trading market for our common stock. Our management believed that business opportunities and ventures would become available to us due to a number of factors, including, among others: (1) management’s willingness to enter into unproven, speculative ventures; (2) management’s contacts and acquaintances; and (3) our flexibility with respect to the manner in which we may structure a potential financing, merger or acquisition. As set forth above, any potential financing, merger or acquisition opportunity could be consummated through the issuance of our common stock or other of our securities. We have an unwritten policy that we will not acquire or merge with a business or company in which our management or our affiliates or associates directly or indirectly have a controlling interest, and as such, our management team or shareholders would not in all likelihood have control of a majority of our voting shares following any such contemplated transaction.

Reverse Acquisition Transaction

On September 11, 2009, we entered into a share exchange agreement with Hunter Bates Mining Corporation, a Minnesota corporation (“Hunter Bates”) and certain shareholders of Hunter Bates, in which it was contemplated that all of the shareholders of Hunter Bates would exchange all of their capital securities into similar capital securities of ours. On September 29, 2009, we consummated the share exchange (the “Share Exchange”).

Pursuant to the Share Exchange, and in consideration of all of the outstanding securities of Hunter Bates on a share-for-share basis, we issued the shareholders of Hunter Bates an aggregate of 19,500,000 shares of our common stock and warrants to purchase an aggregate of 2,500,000 shares of our common stock at exercise prices ranging from $0.01 to $1.00 per share. As a result of the Share Exchange, the former shareholders of Hunter Bates hold approximately 98% of the issued and outstanding shares of our common stock, and approximately 99% of the our capital stock on a fully diluted basis assuming the exercise of all 2,500,000 warrants.

Accordingly, the Share Exchange represented a change in control and Hunter Bates became a wholly owned subsidiary of ours. For accounting purposes, the Share Exchange has been accounted for as a reverse acquisition with Hunter Bates as the accounting acquirer (legal acquiree) and Princeton Acquisitions as the accounting acquiree (legal acquirer).  Upon effectiveness of the Share Exchange, we adopted the business model of Hunter Bates and as such have become a stand-alone minerals exploration and development company with a focus on U.S. gold projects. Throughout this Report, Princeton Acquisitions, Inc. and our wholly owned subsidiary Hunter Bates and its wholly owned subsidiary Gregory Gold Producers, Inc. (Gregory Gold) will be referred collectively to as “we,” “us,” “our,” “Princeton” or the “Company” and the consolidated financial statements in this filing presented will now be the historical information of Hunter Bates and its wholly owned subsidiary Gregory Gold.  The historical audited balance sheets of Hunter Bates and Gregory Gold as of December 31, 2008 and their reviewed statements of operations for the three and nine months ended September 30, 2008 have been retrospectively combined and adjusted for the merger of these commonly controlled entities that occurred prior to the Share Exchange.

At the date of this transaction, the remaining net liabilities of the legal acquirer were $0.

Princeton has adopted the December 31 fiscal year end of Hunter Bates.

Contemporaneously with the closing of the Share Exchange, pursuant to the terms of a Stock Purchase Agreement dated September 29, 2009 by and among certain shareholders of Princeton common stock (collectively, the “Sellers”), and Wits Basin Precious Minerals Inc., a Minnesota corporation and public reporting company quoted on the Over-the-Counter Bulletin Board under the symbol “WITM” (“Wits Basin”), which was the majority shareholder of Hunter Bates prior to the Share Exchange, Wits Basin purchased from the Sellers an aggregate of 1,383,544 shares of the Company’s common stock, which constituted approximately 81% of our issued and outstanding common stock immediately prior to the effectiveness of the Share Exchange, for aggregate consideration of $262,500 (the “Stock Purchase”). As a result of the Stock Purchase and the Share Exchange, Wits Basin holds an aggregate of 19,883,544 shares of our common stock immediately after the effectiveness of the Share Exchange (or approximately 94% of the issued and outstanding shares of our common stock).

Line of Business

Hunter Bates is an exploration and development stage Minnesota corporation formed in April 2008.  We currently hold one mining property, which is known as the Bates-Hunter Mine property located in Central City, Colorado (the “Bates-Hunter Mine”).  We were formed as a wholly owned subsidiary of Wits Basin to acquire the Bates-Hunter Mine property pursuant to an Asset Purchase Agreement dated September 20, 2006.  Pursuant to the Asset Purchase Agreement, on June 12, 2008 Hunter Bates acquired the real estate and mining claims known as the “Bates-Hunter Mine” and the buildings, equipment, and permits relating to the Bates-Hunter mining property.

When Wits Basin acquired the rights to purchase the Bates-Hunter Mine in January 2005, it also acquired exploration rights of the Bates-Hunter Mine properties. Wits Basin utilized Gregory Gold Producers, Inc., a Colorado corporation (“Gregory Gold”) and a wholly owned subsidiary of Wits Basin formed in September 28, 2004, as an oversight management company for the exploration activities conducted at the Bates-Hunter Mine since that time. On September 3, 2009, prior to the Share Exchange, Wits Basin contributed all of its equity interest in Gregory Gold to Hunter Bates, thereby making Gregory Gold a wholly owned subsidiary of Hunter Bates. Gregory Gold holds minimal assets related to operating the water treatment plant and area maintenance used in the exploration activities of the Bates-Hunter Mine.

The Bates-Hunter Mine property, which was a prior producing gold mine when operations ceased during the 1930’s, consists of land, buildings, equipment, mining claims and permits.  The Bates-Hunter Mine is located about 35 miles west of Denver, Colorado and is located within the city limits of Central City.  The Central City mining district lies on the east slope of the Front Range where elevations range from 8,000 in the east to 9,750 feet in the west. Local topography consists of gently rolling hills with local relief of as much as 1,000 feet.  The mine site is located in the middle of a residential district within the city limits of Central City and is generally zoned for mining or industrial use. The Bates-Hunter Mine shaft is equipped with an 85 foot tall steel headframe and a single drum hoist using a one inch diameter rope to hoist a two-ton skip from at least 1,000 feet deep.  A water treatment plant has been constructed adjacent to the mine headframe. This is a significant asset given the mine site location and environmental concerns.

As of the date of this Report, our only assets are the Bates-Hunter Mine property and minimal assets held in Gregory Gold.  Furthermore, we possess only a few pieces of equipment and employ insufficient numbers of personnel necessary to actually explore and/or mine for minerals; we therefore remain substantially dependent on third party contractors to perform such operations. As of the date of this Report, we do not claim to have any mineral reserves at the Bates-Hunter Mine. No further exploration activities will be conducted at the Bates-Hunter Mine until such time as funds become available. In addition to the Bates-Hunter Mine, we also seek to find, develop, produce and sell other gold mine assets.

In addition to the Bates-Hunter Mine property as referenced above, we are currently provided office space at 900 IDS Center, 80 South 8th Street, Minneapolis, Minnesota 55402-8773 by Wits Basin without charge.  As of the date of this Report, we have no employees other than our officers.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Current Report on Form 8-K filed on October 5, 2009.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year as a whole.

Foreign Currencies

All dollar amounts expressed in this Report are in US Dollars (“$”), unless specifically noted, as certain transactions are denominated in the Canadian Dollar (“Cdn$”).

Retrospective Adjustment

The consummation of the Share Exchange represented a change in control and Hunter Bates became a wholly owned subsidiary of ours. For accounting purposes, the Share Exchange has been accounted for as a reverse acquisition with Hunter Bates as the accounting acquirer (legal acquiree) and Princeton Acquisitions as the accounting acquiree (legal acquirer).  Upon effectiveness of the Share Exchange, we adopted the business model of Hunter Bates and their fiscal year end of December 31. The financial statements included in this filing are that of Hunter Bates and its wholly owned subsidiary Gregory Gold. The following table combines the December 31, 2008 audited balance sheets of Hunter Bates and Gregory Gold and includes retrospective adjustments related to the merger of Hunter Bates and Gregory Gold and the reverse acquisition with Princeton.

	Hunter Bates	Gregory Gold	Retrospective		Consolidated December 31,
	2008	2008	Adjustments		2008
	(audited)	(audited)	(unaudited)		(unaudited)
Assets
Current assets:
Cash	$—	$1,655	$—		$1,655

Property, plant and equipment, net	1,976,121	71,101	—		2,047,222
Mineral properties	5,255,635	—	—		5,255,635
Total Assets	$7,231,756	$72,756	$—		$7,304,512

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term note	$204,248	$—	$—		$204,248
Accounts payable	—	26,928	—		26,928
Due to Wits Basin Precious Minerals	815,288	5,424,555	—		6,239,843
Other accrued expenses	319,103	473,762	—		792,865
Total current liabilities	1,338,639	5,925,245	—		7,263,884

Deferred tax liability	431,000	—	(431,000	)(1)	—
Long-term notes payable, net	4,935,389	—	—		4,935,389
Total liabilities	6,705,028	5,925,245			12,199,273

Shareholders’ equity (deficit):
Common stock	10	1	18,489	(2)	18,500
Additional paid-in capital	—	—	(18,489	)(2)	(18,489)
Retained earnings/accumulated deficit	526,718	(5,852,490)	431,000	(1)	(4,894,772)
Total shareholders’ equity (deficit)	526,728	(5,852,489)	—		(4,894,761)
Total Liabilities and Shareholders’Equity (Deficit)	$7,231,756	$72,756	$—		$7,304,512

(1) Adjustment required to offset the deferred income tax liability of Hunter Bates with the deferred tax assets of Gregory Gold, which were previously offset by a full valuation allowance, now that the two entities are combined. The merger prior to the Share Exchange was treated as a tax free exchange.

(2) Retrospective adjustment for the 18,500,000 shares received by the Hunter Bates shareholders in connection with the Share Exchange.

NOTE 3 – EARNINGS (LOSS) PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the periods presented.  Diluted net loss per common share is determined using the weighted average number of common shares outstanding during the periods presented, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of options, warrants and conversion of convertible debt.  In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(608,569)	$(321,044)	$(1,327,617)	$(1,682,182)
Weighted average of common shares outstanding	18,558,927	18,500,000	18,519,642	18,500,000

Basic net earnings (loss) per share	$(0.03)	$(0.02)	$(0.07)	$(0.09)

Diluted earnings (loss) per share calculation:
Net income (loss) per common shareholders	$(608,569)	$(321,044)	$(1,327,617)	$(1,682,182)
Basic weighted average common shares outstanding	18,558,927	18,500,000	18,519,642	18,500,000
Options, convertible debentures and warrants	(1)	(2)	(1)	(2)
Diluted weighted average common shares outstanding	18,558,927	18,500,000	18,519,642	18,500,000

Diluted net earnings (loss) per share	$(0.03)	$(0.02)	$(0.07)	$(0.09)

(1)
As of September 30, 2009, we had (i) 2,500,000 shares of common stock issuable upon the exercise of outstanding warrants. These 2,500,000 shares, which would be reduced by applying the treasury stock method, were excluded from diluted weighted average outstanding shares amount for computing the net loss per common share, because the net effect would be antidilutive for each of the periods presented.

(2)	As of September 30, 2008, we had no stock options, warrants or reserved shares outstanding.

NOTE 4 – COMPANY’S CONTINUED EXISTENCE

The accompanying condensed consolidated financial statements have been prepared in conformity with US GAAP, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the nine months ended September 30, 2009, we incurred losses from operations of $1,327,617.  At September 30, 2009, we had an accumulated deficit of $6,222,389 and a working capital deficit of $850,112. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During October and November 2009, we raised aggregate gross proceeds of $300,000 from the sale of common stock and warrants to an accredited investor pursuant to a private placement (see "Subsequent Events" for additional information). We believe that future private placements of equity capital and debt financing may be adequate to fund our long-term operating requirements.  We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash.  If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock.  Additional financing may not be available upon acceptable terms, or at all.  If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If we are unable to obtain the necessary capital, we may have to cease operations.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Prior to our acquisition of the Bates-Hunter Mine in June 2008, Gregory Gold made purchases of various pieces of equipment necessary to operate and de-water the Bates-Hunter Mine property. After the acquisition, we now have additional assets of land, buildings and other additional equipment all related to the Bates-Hunter Mine. Depreciation on allowable assets is calculated on a straight-line method over the estimated useful life, presently ranging from two to twenty years.  Components of our property, plant and equipment are as follows:
	September 30,	December 31,
	2009	2008
Land	$610,423	$610,423
Buildings	1,330,902	1,330,902
Equipment	199,694	199,694
Less accumulated depreciation	(173,089)	(93,797)
	$1,967,930	$2,047,222

NOTE 6 – MINERAL PROPERTIES AND DEVELOPMENT COSTS

As of September 30, 2009, we own one wholly owned mining property known as the Bates-Hunter Mine, which was purchased in June 2008. The initial allocation of the purchase price to the mining claims and permits acquired in the Bates-Hunter Mine transaction is still preliminary and future refinements are likely to be made based on the completion of final valuation studies. Since the purchase, we have not commenced any mining operations due to the lack of funding and therefore, we have not recorded any amortization expense nor have we determined that impairment has occurred for the period ended September 30, 2009.  Components of our mineral properties and development costs are as follows:

Bates-Hunter Mine	September 30, 2009	December 31, 2008
Mining claims (1)	$5,252,292	$5,252,292
Mining permits (2)	3,343	3,343
	$5,255,635	$5,255,635

(1)	We acquired some surface rights and some mining rights to 22 parcels located in Gilpin County, Colorado.
(2)	We acquired various mining, special use, water discharge, stormwater and drilling permits, all of which require renewal at various times.

NOTE 7  – CONVERTIBLE NOTE PAYABLE

On April 28, 2009, Wits Basin entered into a convertible debenture with Cabo Drilling (America) Inc., a Washington corporation formerly known as Advanced Drilling, Inc (“Cabo”), pursuant to which we issued to Cabo a 12% Convertible Debenture dated April 27, 2009 (the “Debenture”), in the principal amount of $511,590. As this obligation stems from work completed on and around the Bates-Hunter Mine property and is secured by our property (as referenced below) for accounting purposes it is reflected on our financial statements. The Debenture has a maturity date of April 27, 2012, with scheduled payments of $150,000 due each anniversary with a final payment due of the remaining balance on the third anniversary. The Debenture is convertible at the option of the holder at any time into shares of Wits Basin common stock at a conversion price of $0.20 per share, subject to standard anti-dilutive adjustments. Any future conversion of this Debenture into Wits Basin common stock would be recorded as a reclass to “Due to Wits Basin” on our books. The Debenture was issued to Cabo in satisfaction of an outstanding payable totaling $451,590 for drilling services performed relating to the Bates-Hunter property. The difference between the face amount of the Debenture and the outstanding payable totaling $60,000 is treated as a discount to the debt and is being amortized to interest expense over the 3-year term of the Debenture.

We have guaranteed Wits Basin’s obligations under the Debenture, and further entered into that certain Deed of Trust to Public Trustee, Mortgage, Security Agreement, Assignment of Production and Proceeds, Financing Statement and Fixture Filing (the “Cabo Deed of Trust”) to provide additional security for the obligations under the Debenture.

Summary

The following table summarizes the convertible note balance:

Balance at December 31, 2008	$—
Add: conversion of accrued expenses and additional interest charge	451,590
Add: amortization of debt discount	8,333
Less: principal payments	—
Balance	459,923
Less: current portion	(150,000)
Balance at September 30, 2009	$309,923

As of September 30, 2009, the outstanding principal balance is $511,590 with accrued interest of $26,787.

NOTE 8 – LONG-TERM NOTES PAYABLE

Third party long-term limited recourse promissory note

On June 12, 2008, Hunter Bates completed the acquisition of the Bates-Hunter Mine project, located in Central City, Colorado, which included land, buildings, equipment, mining claims and permits, financed through a limited recourse promissory note of Hunter Bates payable to Mr. George Otten (on behalf of all of the sellers) in the principal amount of Cdn$6,750,000. The note required Hunter Bates to pay to Mr. Otten Cdn$250,000 on or before December 1, 2008, which was subsequently extended to January 30, 2009 and further extended to April 30, 2009 and further extended to July 31, 2009 under the terms of a June 1, 2009 standstill agreement. The standstill agreement required two Cdn$12,500 payments, which were made in June and July 2009. Furthermore, on November 13, 2009, the initial Cdn$250,000 payment obligation due under the note was satisfied.

Commencing on April 1, 2010, a quarterly installment of accrued interest plus a Production Revenue Payment (as defined below) becomes payable.  The note is interest-free until January 1, 2010, and from such date shall bear interest at a rate of 6% per annum, with a maturity date of December 31, 2015.  The note balance reflects a discount (originally $580,534) relating to the recourse note being non-interest bearing until the first payment in 2010. Hunter Bates’ payment obligations under the Note is secured by a deed of trust relating to all of the property acquired in favor of Gilpin County Public Trustee for the benefit of Mr. Otten.  Hunter Bates is required to make quarterly principal repayments (each a “Production Revenue Payment”) beginning April 1, 2010, which payment(s) shall equal:

1.	For all calendar quarters March 31, 2010 to December 31, 2012, 75% of the profit realized by Hunter Bates for the immediately preceding calendar quarter, and
2.	For calendar quarters ending after December 31, 2012, the greater of (a) 75% of the profit realized by Hunter Bates for the relevant calendar quarter and (b) Cdn$300,000.

Furthermore, if Hunter Bates has not been obligated to make a Production Revenue Payment by December 31, 2012, then beginning on April 1, 2013 and continuing on each payment date until Hunter Bates has become obligated to make a Production Revenue Payment, Hunter Bates shall make principal repayments in the amount of Cdn$550,000.  Upon Hunter Bates becoming obligated to make a Production Revenue Payment at anytime after April 1, 2013, Hunter Bates shall make Production Revenue Payments in accordance with #2 above.

Related party long-term promissory note – Wits Basin

Prior to the completion of the Share Exchange, on September 28, 2009, Hunter Bates issued a note payable in favor of Wits Basin, which then held 100% of the equity interest in Hunter Bates, in the principal amount of $2,500,000 (the “Wits Basin Note”) in consideration of various start-up and developments costs and expenses incurred by Wits Basin on our behalf while we were a consolidated, wholly owned subsidiary of Wits Basin.  The aggregate amount of start-up and developments costs and expenses incurred by Wits Basin on our behalf was $6,367,871 with the remaining balance owed of $3,867,871 being credited to additional paid in capital. The Wits Basin Note is due on December 31, 2013, and calls for quarterly payments of $150,000.  Interest accrues at a rate of 6% compounded per annum.  In the event Hunter Bates generates net revenues in excess of $2,000,000 during any fiscal year or completes one or more financings in the aggregate amount of $10,000,000, Hunter Bates’ payment obligations under the Wits Basin Note will, at the option of Wits Basin, accelerate and become due and payable.

On September 29, 2009, Hunter Bates satisfied an aggregate of $500,000 under the Wits Basin Note through (i) the issuance of 500,000 shares of its common stock and warrants to purchase an additional 500,000 shares at an exercise price of $1.00 (sold at $0.50 per unit with a total value of $250,000) to a creditor of Wits Basin in satisfaction of certain of Wits Basin’s obligation to such creditor and (ii) the payment to Wits Basin of $250,000 to enable Wits Basin to complete the Princeton Stock Purchase as described in Note 1.

Summary

The following table summarizes the long-term notes payable balances in US Dollars:

Balance at December 31, 2008	$5,139,637
Add: note issued to related party – Wits Basin	2,500,000
Add: unrealized foreign currency loss from the Otten limited recourse note	777,242
Add: amortization of original issue discount	278,420
Less: principal payments	(500,000)
Balance	8,195,299
Less: current portion	(233,035)
Balance at September 30, 2009	$7,962,264

Long-term debt has the following scheduled annual maturities for the years ending December 31:

2009 – Remaining	$233,035
2010	600,000
2011	600,000
2012	600,000
2013	2,250,708
Thereafter	4,008,202
Total	$8,291,945

NOTE 9 - SHAREHOLDERS’ EQUITY

Common Stock Issuances

On September 29, 2009, immediately prior to the completion of the Share Exchange, Hunter Bates completed a private placement offering to accredited investors (as that term is defined under Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)) of 1,000,000 Units, each Unit consisting of one share of Hunter Bates common stock and one warrant to purchase a share of Hunter Bates common stock at an exercise price of $1.00, at a per Unit price of $0.50. The Company received $250,000 in cash (less closing costs of $18,328) and $250,000 deemed payment against the Wits Basin Note. In connection with this offering, Hunter Bates issued warrants to purchase an aggregate of 1,500,000 shares of Hunter Bates common stock to two accredited investors in consideration of consulting services provided to Hunter Bates related to the private placement offering.

Option Grants

We have no stock option plans.

NOTE 10 – EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance codifying generally accepted accounting principles in the United States (“GAAP”).  While the guidance was not intended to change GAAP, it did change the way the Company references these accounting principles in the Notes to the Consolidated Financial Statements.  This guidance was effective for interim and annual reporting periods ending after September 15, 2009.  The Company’s adoption of this authoritative guidance as of September 30, 2009 changed how it references GAAP in its disclosures.

In June 2009, the FASB issued authoritative guidance that eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires on-going qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  This guidance is effective for fiscal years beginning after November 15, 2009.  The Company does not expect the adoption of this authoritative guidance to have any current impact on the consolidated financial statements.

NOTE 11 – SUBSEQUENT EVENTS

During October and November 2009, the Company accepted subscriptions from an accredited investor for the sale by the Company of 600,000 shares of the Company's common stock and five-year warrants to purchase 600,000 shares of the Company's common stock at an exercise price of $1.00 per share for a unit price of $0.50. The Company received gross proceeds from the sale of $300,000. No commissions were paid on the transactions.

The Company has evaluated all subsequent events through November 14, 2009, the date the financial statements were available to be issued.

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations

The following management discussion and analysis of financial condition and results of operations should be read in connection with the accompanying unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company’s Current Report on Form 8-K filed on October 5, 2009 for the fiscal year ended December 31, 2008 and the Annual Report on Form 10-K, filed on September 17, 2009, for the year ended June 30, 2009.

OVERVIEW

Princeton Acquisitions, Inc. was incorporated in the State of Colorado on July 10, 1985, as a blind pool or blank check company. On January 1, 1991, we were administratively dissolved by the Colorado Secretary of State as a result of failure to file required reports with the State of Colorado. We remained inactive from January 1991 until September 24, 2004, when we were reinstated into good standing with the Colorado Secretary of State.

Prior to September 29, 2009, our business plan was to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.

On September 29, 2009, we consummated a share exchange with Hunter Bates Mining Corporation, a Minnesota corporation (“Hunter Bates”) and all of the shareholders of Hunter Bates, whereby the holders of Hunter Bates capital securities exchanged all of their capital securities, on a share-for-share basis, into similar capital securities of ours (the “Share Exchange”). We issued the shareholders of Hunter Bates an aggregate of 19,500,000 shares of our common stock and warrants to purchase an aggregate of 2,500,000 shares of our common stock.

Accordingly, the Share Exchange represented a change in control and Hunter Bates became a wholly owned subsidiary of ours. For accounting purposes, the Share Exchange has been accounted for as a reverse acquisition with Hunter Bates as the accounting acquirer (legal acquiree) and Princeton Acquisitions as the accounting acquiree (legal acquirer).  Upon effectiveness of the Share Exchange, we adopted the business model of Hunter Bates and as such have become a stand-alone minerals exploration and development company with a focus on U.S. gold projects.

Hunter Bates is an exploration and development stage Minnesota corporation formed in April 2008 as a wholly owned subsidiary of Wits Basin Precious Minerals Inc. (“Wits Basin”), specifically to complete the acquisition of the Bates-Hunter Mine property located in Central City, Colorado (the “Bates-Hunter Mine”). Wits Basin utilized Gregory Gold Producers, Inc., a Colorado corporation (“Gregory Gold”) and a wholly owned subsidiary of Wits Basin formed in September 28, 2004, as an oversight management company for the exploration activities conducted at the Bates-Hunter Mine. On September 3, 2009, prior to the Share Exchange, Wits Basin contributed all of its equity interest in Gregory Gold to Hunter Bates, thereby making Gregory Gold a wholly owned subsidiary of Hunter Bates. Gregory Gold holds minimal assets related to operating the water treatment plant and area maintenance used in the exploration activities of the Bates-Hunter Mine. As of the date of this Report, our only assets are the Bates-Hunter Mine property and minimal assets held in Gregory Gold.

More than 12,000 feet of surface core drilling was accomplished over the course of approximately two years under the supervision of Gregory Gold, which provided detailed data for our 3-D map of the region. We have been able to plot and target very specific areas in a demonstration of the success of modern drill technologies. We have also taken hundreds of underground samples and completed hundreds of individual assays, all of which are industry-standard fire assays completed by American Assay Labs in Nevada. We have been able to define the right balance between drilling on the surface and underground exploration and believe the best mix of exploration going forward will include computer modeling with state-of-the-art three-dimensional software, core drilling underground, surface drilling, with channel and grab samples taken as directed by our consulting geological team. Around August 2008, we ceased exploration activities (other than area maintenance and security) and no further exploration activities have been conducted at the Bates-Hunter Mine until such time as funds become available.

As of the date of this Report, we do not claim to have any mineral reserves at the Bates-Hunter Mine.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008.

The following Results of Operations are for Hunter Bates and Gregory Gold activities for the periods presented.

Revenues

We had no revenues from operations for the three and nine months ended September 30, 2009 and 2008. Furthermore, we do not anticipate having any future revenues until an economic mineral deposit is discovered or unless we make further acquisitions or complete other mergers or joint ventures with business models that produce such results.

Operating Expenses

General and administrative expenses were $17,381 for the three months ended September 30, 2009 as compared to $21,119 for the same period in 2008. General and administrative expenses were $53,901 for the nine months ended September 30, 2009 as compared to $62,948 for the same period in 2008. We anticipate that our operating expenses will remain at current levels until such time as we are able to restart exploration activities.

Exploration expenses relate to the cash expenditures being reported on the work-in-process for the Bates-Hunter project. Exploration expenses were $18,667 for the three months ended September 30, 2009 as compared to $289,669 for the same period in 2008. Exploration expenses were $61,664 for the nine months ended September 30, 2009 as compared to $1,399,194 for the same period in 2008. Exploration expenses relate to the defined surface and underground drilling programs at the Bates-Hunter Mine property. The decline in spending from 2008 to 2009 is due to the lack of available funds to explore. Depending upon our success in obtaining dedicated funds and the timeframe for receipt of such funds, we anticipate the rate of spending for fiscal 2010 exploration expenses to increase over 2009 expenses.

Depreciation and amortization expenses were $26,431 for the three months ended September 30, 2009 as well as for the same period in 2008.  Depreciation and amortization expenses were $79,293 for the nine months ended September 30, 2009 as compared to $38,711 for the same period in 2008, which represents straight-line depreciation of fixed assets purchased for work being performed at the Bates-Hunter Mine. We anticipate that our depreciation expense will remain at current levels over the next fiscal year.

We recorded $12,362 in losses in 2008 related to certain assets that became damaged and un-repairable, which were being utilized for de-watering at the Bates-Hunter Mine site.

Other Income and Expenses

Our other income and expense consists of interest income, non-cash interest expense and non-cash foreign currency adjustments. Interest income for the three months ended September 30, 2009 was $0 compared to $161 for the same period in 2008.  Interest income for the nine months ended September 30, 2009 was $0 compared to $593 for the same period in 2008. We expect that future interest income will be low during the next twelve months as our cash balances are low.

Interest expense for the three months ended September 30, 2009 was $116,169 compared to $93,378 for the same period in 2008.  Interest expense for the nine months ended September 30, 2009 was $355,517 compared to $111,594 for the same period in 2008. The increase is due to the Otten note being outstanding for the full nine months in 2009 versus only 2.5 months in 2008. These expenses represent the amortization of imputed interest discount on the limited recourse promissory note for Cdn$6,750,000.  The note is interest-free until January 1, 2010, and from such date shall bear interest at a rate of 6% per annum, with a maturity date of December 31, 2015.  The total note discount was $580,534.

With the consummation of the Bates-Hunter Mine acquisition in June 2008, we are recording direct non-cash foreign currency exchange gains and losses due to our dealings with the recourse promissory note, which is payable in Canadian Dollars.  We recorded a loss of $429,921 for the three months ended September 30, 2009, and a gain of $109,392 for the three months ended September 30, 2008 due to the exchange rate between the US Dollar and the Canadian Dollar. For the nine months ended September 30, 2009, we recorded a loss of $777,242 as compared to $3,966 loss for the same period in 2008. We will continue to see gains and losses for foreign currency in future periods as long as the Otten note is outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements solely through advances from Wits Basin. Prior to the Share Exchange, the intercompany advances from Wits Basin did not bear interest, and as such, no interest expense has been reflected in our financial statements. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had a working capital deficit of $850,112 at September 30, 2009. Cash and cash equivalents were $883 at September 30, 2009, representing a decrease of $772 from the cash and cash equivalents of $1,655 at December 31, 2008.

Our cash reserves are basically depleted at September 30, 2009. We need to raise additional capital to pay for our basic operational needs, which is estimated at approximately $10,000 per month. If we are not able to raise additional working capital, whether from affiliated entities or third parties, we may have to cutback on operational expenditures or cease operations altogether.

For the nine months ended September 30, 2009 and 2008, we had net cash used in operating activities of $84,573 and $814,012, respectively. During 2009, our primary capital requirement has been to maintain the Bates-Hunter Mine property while in 2008 we were still performing exploration activities.

For the nine months ended September 30, 2009 and 2008, we had net cash used in investing activities of $0 and $28,106, respectively, all related to equipment purchases for the Bates-Hunter Mine property.

For the nine months ended September 30, 2009 and 2008, we had net cash provided by financing activities of $83,801 and $842,118, respectively.  On September 29, 2009, immediately prior to the completion of the Share Exchange, Hunter Bates completed a private placement offering of 1,000,000 Units, each Unit consisting of one share of Hunter Bates common stock and one warrant to purchase a share of Hunter Bates common stock at an exercise price of $1.00, at a per Unit price of $0.50 for a total value of $500,000. We received cash proceeds of $250,000 net of closing costs totaling $18,328 and a credited payment of $250,000 against the Wits Basin Note.

The following table summarizes our debt as of September 30, 2009:

O/S Amount		Accrued Interest		Maturity Date	Type
$511,590		$26,787		April 27, 2012	Convertible (1)
$2,000,000	(2)	$—		December 31, 2013	Conventional
$6,291,945	(3)		(4)	December 31, 2015	Conventional

(1)	Convertible at $0.20 per share into shares of Wits Basin common stock.
(2)
Hunter Bates issued a note payable in favor of Wits Basin, which then held 100% of the equity interest in Hunter Bates, in the principal amount of $2,500,000 in consideration of various start-up and developments costs and expenses incurred by Wits Basin on Hunter Bates behalf while it was a consolidated, wholly owned subsidiary of Wits Basin. Interest will begin accruing October 1, 2009.

(3)	Includes $233,035 of current portion (the equivalent of Cdn$250,000 at September 30, 2009) currently past due and being renegotiated; original terms apply in the default period.
(4)	Interest does not begin accruing until January 1, 2010.

During October and November 2009, we raised aggregate gross proceeds of $300,000 from the sale of common stock and warrants to an accredited investor pursuant to a private placement (see Part II, Item 5 elsewhere in this 10-Q Report for additional information).

Pursuant to that certain limited recourse promissory note of Hunter Bates payable to Mr. Otten in the principal amount of Cdn$6,750,000 and the requirement to pay to Mr. Otten Cdn$250,000 on or before December 1, 2008, (which was subsequently extended) we made two Cdn$12,500 payments, which were made in June and July 2009 and then on November 13, 2009, the initial Cdn$250,000 payment obligation due under the note was satisfied.

Summary

Our existing sources of liquidity will not provide cash to fund operations for the next twelve months.  Our ability to continue as a going concern is dependent entirely on raising funds through the sale of equity or debt, and/or from receiving funds from Wits Basin. Wits Basin is currently assisting us in our endeavors to raise working capital.  If we are unable to obtain the necessary capital, we may have to cease operations.

OFF BALANCE SHEET ARRANGEMENTS

During the nine months ended September 30, 2009, we did not engage in any off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 4T.  Controls and Procedures

Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of September 30, 2009.

Excluding the new processes and procedures associated with the reverse acquisition of Hunter Bates Mining Corporation as referenced below, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) and 15d-15(d) conducted as of the end of the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On September 29, 2009, we completed a reverse acquisition transaction with Hunter Bates Mining Corporation, a privately held company, whereby we adopted Hunter Bates business. As the financial statements and information relating to Hunter Bates Mining Corporation now constitute the financial statements and information of the “Company,” a meaningful evaluation of the effectiveness of internal controls as of September 30, 2009 would need to have been focused on the internal controls of Hunter Bates Mining Corporation.  As there was no practical opportunity to conduct an assessment of the internal controls of Hunter Bates Mining Corporation as of that same date, management has decided to exclude Hunter Bates Mining Corporation from its evaluation of its controls and procedures and internal controls over financial reporting, and thus limit its evaluation to the controls and procedures and internal controls of Princeton Acquisitions, Inc. as of and during such period.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

The most significant risk factors applicable to the Company are described in the Company’s Current Report on Form 8-K filed on October 5, 2009.  There have been no material changes to the risk factors previously disclosed. The risks described in the Current Report on Form 8-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to management may materially adversely affect the Company’s business, financial condition, and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Princeton Acquisitions, Inc.

In connection with the Share Exchange, we issued an aggregate of 19,500,000 shares of our common stock to the former holders of Hunter Bates capital stock, and other securities having the right to purchase an additional 2,500,000 shares of our common stock, all of which were unregistered.  For these issuances, we relied on exemptions from the registration requirements of the Securities Act provided by Section 4(2) and Rule 506 of the Securities Act and the rules and regulations promulgated thereunder, as the securities were sold to eight persons, each of whom the Company reasonably believes is an “accredited investor” as defined under Regulation D under the Securities Act, or, whether alone or through a purchaser representative, has knowledge and experience in financial and business matters such that such person was capable of evaluating the risks of the investment, and had access to information regarding Hunter Bates, Princeton Acquisitions and the Share Exchange.

Hunter Bates Mining Corporation

On September 29, 2009, immediately prior to the completion of the Share Exchange, Hunter Bates completed a private placement offering to accredited investors of 1,000,000 Units, each Unit consisting of one share of Hunter Bates common stock and one warrant to purchase a share of Hunter Bates common stock at an exercise price of $1.00, at a per Unit price of $0.50.  The securities comprising these Units were exchanged for similar Princeton securities in the Share Exchange as referenced above.

The sales of securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, Hunter Bates reasonably believes that these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) and Rule 506 of the Securities Act and the rules and regulations promulgated thereunder.  Each of the investors represented to Hunter Bates that they were accredited investors and were acquiring the shares for investment and not distribution, were capable of evaluating the risks of the investment, and had access to information regarding Hunter Bates, Princeton Acquisitions and the Share Exchange.

Item 3.  Defaults Upon Senior Securities

Pursuant to the terms of that certain Limited Recourse Promissory Note dated June 6, 2008 in the principal amount of Cdn$6,750,000 issued by Hunter Bates payable to Mr. George Otten (on behalf of all of the sellers) in consideration of the acquisition of the Bates-Hunter Mine property, the Company was obligated to make an initial payment of Cdn$250,000 on or before December 1, 2008, which was subsequently extended multiple times. On June 1, 2009, the parties entered into a standstill letter agreement, whereby the sellers agreed they would not, prior to August 1, 2009, take any enforcement actions or exercise any rights of default under the note and extend the initial payment to July 31, 2009.  In consideration for entering into the standstill agreement, the Company made two payments of Cdn$12,500 in June and July 2009. Since July 31, 2009, the Company has been in continued discussions with the sellers regarding the payment obligation. Furthermore, on November 13, 2009, the initial Cdn$250,000 payment obligation due under the note was satisfied.

Item 4  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

During October and November 2009, the Company accepted subscriptions from an accredited investor for the sale by the Company of 600,000 shares of the Company's common stock and five-year warrants to purchase 600,000 shares of the Company's common stock at an exercise price of $1.00 per share for a unit price of $0.50. The Company received gross proceeds from the sale of $300,000. No commissions were paid on the transactions.

For these issuances, the Company relied on the exemption from federal registration under Section 4(2) of the Securities Act of 1933, and/or Rule 506 promulgated thereunder. The Company relied on this exemption and/or the safe harbor rule thereunder based on the fact that (i) there was one investor and such investor had knowledge and experience in financial and business matters such that it was capable of evaluating the risks of the investment, and (ii) the Company has obtained subscription agreements from the investor indicating that it is an accredited investor.

The securities sold in these issuances were not registered under the Securities Act and therefore may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  The disclosure about the private placement and related agreements contained in this report does not constitute an offer to sell or a solicitation of an offer to buy any securities of the Company, and is made only as required under applicable rules for filing current reports with the United States Securities and Exchange Commission, and as permitted under Rule 135c under the Securities Act.

Change in Fiscal Year End

Effective November 16, 2009, the Company changed its fiscal year end from June 30, 2009 to December 31, 2009 to coincide with the fiscal year end used by Hunter Bates and Wits Basin.  The change in fiscal year end will first be reflected in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

Item 6.  Exhibits

Exhibit	Description
2.1
Share Exchange Agreement dated September 11, 2009 by and among Princeton Acquisitions, Inc., Hunter Bates Mining Corporation and the shareholders of Hunter Bates Mining Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 5, 2009).

4.1
Limited Recourse Promissory Note of Hunter Bates Mining Corp issued in favor of George E. Otten (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 5, 2009).

4.2
Deed of Trust and Security Agreement of Hunter Bates Mining Corp issued in favor of Gilpin County Public Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 5, 2009).

4.3
Security Agreement dated February 11, 2008 by and among Wits Basin Precious Minerals, Inc., Gregory Gold Producers Inc. and China Gold, LLC (as successor in interest to Platinum Long Term Growth V, LLC) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 5, 2009).

4.4
Joinder of Hunter Bates Mining Corporation to Security Agreement dated February 11, 2008 in favor of China Gold, LLC (as successor in interest to Platinum Long Term Growth V, LLC) (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on October 5, 2009).

4.5
Amended and Restated Guaranty of Gregory Gold Producers, Inc. and Hunter Bates Mining Corporation dated July 10, 2008 in favor of China Gold, LLC (as a successor-in-interest to Platinum Long Term Growth V, LLC) (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on October 5, 2009).

4.6
Deed of Trust to Public Trustee, Mortgage, Security Agreement, Assignment of Production and Proceeds, Financing Statement and Fixture Filing issued in favor of Gilpin County Public Trustee for benefit of Cabo Drilling (America), Inc. dated April 27, 2009 (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on October 5, 2009).

4.7
Deed of Trust and Security Agreement of Hunter Bates Mining Corp issued in favor of Gilpin County Public Trustee for benefit of China Gold, LLC (as successor-in-interest to Platinum Long Term Growth V, LLC (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on October 5, 2009).

4.8	Promissory Note issued in favor of Wits Basin Precious Minerals Inc. (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on October 5, 2009).
4.9	Summary of terms of warrants issued to certain consultants (incorporated by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed on October 5, 2009).
4.10
Form of Warrant issued in connection with Hunter Bates private placement offering completed September 29, 2009 (incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K filed on October 5, 2009).

10.1
Asset Purchase Agreement by and among the Company and Hunter Gold Mining Corporation, a British Columbia corporation, Hunter Gold Mining Inc., a Colorado corporation, Central City Consolidated Mining Corp., a Colorado corporation and George Otten, a resident of Colorado, dated September 20, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 5, 2009).

10.2
Fourth Amendment to Asset Purchase Agreement dated January 14, 2008 by and among the Company, Central City Mining Corp., George Otten, Hunter Gold Mining Corp. and Hunter Gold Mining Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 5, 2009).

10.3
Fifth Amendment to Asset Purchase Agreement by and among the Company, Hunter Gold Mining Corp, Hunter Gold Mining Inc., George E. Otten and Central City Consolidated, Corp. d/b/a Central City Consolidated Mining Co. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 5, 2009).

31.1**	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** Filed herewith electronically

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Princeton Acquisitions, Inc.

Date: November 14, 2009

	By:	/s/ Stephen D. King
Stephen D. King
Chief Executive Officer

	By:	/s/ Mark D. Dacko
Mark D. Dacko
Chief Financial Officer