Form 10-K
period 2009-12-31
Standard Gold
filed 2010-03-26
CIK 773717

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2009
Commission File Number: 000-14319

STANDARD GOLD, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

COLORADO	84-0991764
(State or Other Jurisdiction of	(I.R.S. Employer Identification Number)
Incorporation or Organization)

900 IDS CENTER, 80 SOUTH EIGHTH STREET, MINNEAPOLIS, MINNESOTA 55402-8773
(Address of Principal Executive Offices)

Issuer’s telephone number including area code: (612) 349-5277

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $0.001 PAR VALUE
Title of Class

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐     No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐     No ☒

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐     No ☒

The Registrant’s revenues for its most recent fiscal year: None.

The aggregate market value of the Registrant’s common stock held by non-affiliates as of March 24, 2010 was approximately $886,000, based on the closing sale price as reported on the OTCBB for the Company’s common stock on March 24, 2010.

On March 24, 2010, there were 22,890,649 shares of common stock issued and outstanding, which is the Registrant’s only class of voting stock.

Documents Incorporated by Reference: None.

STANDARD GOLD, INC.

Annual Report on Form 10-K
For the Year Ended December 31, 2009
Table of Contents

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains both historical statements and statements that are forward-looking in nature. Historical statements are based on events that have already happened. Certain of these historical events provide some basis to our management, with which assumptions are made relating to events that are reasonably expected to happen in the future. Management also relies on information and assumptions provided by certain third party operators of our projects as well as assumptions made with the information currently available to predict future events. These future event predictions, or forward-looking statements, include (but are not limited to) statements related to the uncertainty of the quantity or quality of probable ore reserves, the fluctuations in the market price of such reserves, general trends in our operations or financial results, plans, expectations, estimates and beliefs. You can identify forward-looking statements by terminology such as “may,” “could,” “should,” “anticipate,” “believe,” “estimate,” “continue,” “expect,” “intend,” “plan,” “predict,” “potential” and similar expressions and their variants. These forward-looking statements reflect our judgment as of the date of this Annual Report with respect to future events, the outcome of which is subject to risks, which may have a significant impact on our business, operating results and/or financial condition. Readers are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. We undertake no obligation to update forward-looking statements. The risks identified in PART I Item 1A, among others, may impact forward-looking statements contained in this Annual Report.

PART I

ITEM 1.  BUSINESS

OVERVIEW

Standard Gold, Inc. (with its subsidiaries “we,” “us,” “our,” “Standard Gold” or the “Company”) is a minerals exploration and development company based in Minneapolis, Minnesota.  As of December 31, 2009, we own, through our wholly owned subsidiary Hunter Bates Mining Corporation, a Minnesota corporation (“Hunter Bates”), a prior producing gold mine in Colorado called the Bates-Hunter Mine. The following is a summary of the Bates-Hunter Mine project.

On June 12, 2008, Hunter Bates completed the acquisition of the Bates-Hunter Mine, a prior producing gold mine located in Central City, Colorado, which included real property, mining claims, permits and equipment.  Wits Basin Precious Minerals Inc., a Minnesota corporation and public reporting company quoted on the Over-the-Counter Bulletin Board under the symbol “WITM” (“Wits Basin”) transferred its right to purchase the Bates-Hunter Mine to Hunter Bates (a wholly owned subsidiary of Wits Basin until September 29, 2009), pursuant to a formal Asset Purchase Agreement dated September 20, 2006. The purchase was financed through a limited recourse promissory note of Hunter Bates payable to Mr. George Otten (on behalf of all of the Sellers) in the principal amount of Cdn$6,750,000 (the “Otten Note”) and Wits Basin issued 3,620,000 shares of its common stock.  Through August 2008, a total of 12,039 feet of surface drilling has been accomplished on the Bates-Hunter Mine properties, which provided detailed data, which has been added to our existing 3-D map of the region. With the surface drilling program completed in August 2008, no further exploration activities will be conducted at the Bates-Hunter Mine until such time as we have sufficient funds to resume exploration activities.

As of December 31, 2009, we possess only a few pieces of equipment and we employ insufficient numbers of personnel necessary to actually explore and/or mine for minerals and therefore, we are substantially dependent on the third party contractors we engage to perform such operations. As of the date of this Annual Report, we do not claim to have any mineral reserves at the Bates-Hunter Mine.

All dollar amounts expressed in this Annual Report are in US Dollars (“$”), unless specifically noted as Canadian Dollars (“Cdn$”).

OUR HISTORY

Standard Gold (formally known as Princeton Acquisitions, Inc.) was incorporated in the State of Colorado on July 10, 1985, as a blind pool or blank check company. From its incorporation until September 29, 2009, its strategy was to complete a merger with, or acquisition of, a private company, partnership or sole proprietorship without any particular industry or geographical location. Princeton Acquisitions, Inc. had a June 30, fiscal year end. On September 11, 2009, Standard Gold entered into a share exchange agreement with Hunter Bates and certain of its shareholders, in which Hunter Bates’ shareholders would exchange all of their capital securities into similar capital securities of Standard Gold. The share exchange was consummated on September 29, 2009 (the “Share Exchange”).

Accordingly, the Share Exchange represented a change in control and Hunter Bates became a wholly owned subsidiary of Standard Gold. For accounting purposes, the Share Exchange has been accounted for as a reverse acquisition with Hunter Bates as the accounting acquirer (legal acquiree) and Standard Gold as the accounting acquiree (legal acquirer).  Upon effectiveness of the Share Exchange, Standard Gold adopted the business model of Hunter Bates and as such has become a stand-alone minerals exploration and development company with a focus on U.S. gold projects.  Upon completion of the Share Exchange, Wits Basin Precious Minerals Inc., a Minnesota corporation (“Wits Basin”), which held a majority of the interest of Hunter Bates before the Share Exchange, held approximately 95% of the issued and outstanding capital stock of Standard Gold. Hunter Bates had a fiscal year end of December 31, as such Standard Gold changed their fiscal year end from June 30 to December 31.

For purposes of this Annual Report, unless otherwise provided, references to “we,” “us,” “our Company,” “our,” or the “Company” refer to the consolidated entity of Standard Gold, Inc. and its wholly owned subsidiary Hunter Bates Mining Corporation.  Since our assets and operations are now conducted through Hunter Bates Mining Corporation, the discussions of our business and the risks we face and our historic economic performance relate primarily to Hunter Bates.  Specific references to Hunter Bates Mining Corporation will reference “Hunter Bates” and those relating to Standard Gold, Inc. will reference “Standard Gold.”

OUR EXPLORATION PROJECT: BATES-HUNTER MINE

Overview

On January 21, 2005, Wits Basin acquired an option to purchase all of the outstanding capital stock of the Hunter Gold Mining Corp. (a corporation incorporated under the laws of British Columbia, Canada) who held all of the assets of the Bates-Hunter Mine.  On July 21, 2006, Wits Basin executed a stock purchase agreement to supersede the option agreement. On September 20, 2006, Wits Basin executed an Asset Purchase Agreement to purchase the Bates-Hunter Mine on different economic terms than previously agreed upon in the stock purchase agreement or option. On June 12, 2008, Wits Basin entered into a fifth amendment to the Asset Purchase Agreement to, among other changes, reflect its assignment of its rights in the Asset Purchase Agreement to Hunter Bates and thereby allowing Hunter Bates to complete the acquisition of the Bates-Hunter Mine. The acquisition of the assets of the Bates-Hunter Mine was completed on June 12, 2008.

The Bates-Hunter Mine is located about 35 miles west of Denver, Colorado and is located within the city limits of Central City. The Central City mining district lies on the east slope of the Front Range where elevations range from 8,000 feet in the east to 9,750 feet in the west. Local topography consists of gently rolling hills with local relief of as much as 1,000 feet.

The mine site is located in the middle of a residential district within the city limits of Central City and is generally zoned for mining or industrial use. The Bates-Hunter Mine shaft is equipped with a two-compartment, 85 foot tall steel headframe and a single drum hoist using a one inch diameter rope to hoist a two ton skip from approximately 1,000 feet deep.  A water treatment plant has been constructed adjacent to the mine headframe. This is a significant asset given the mine site location and environmental concerns.

Geology

The regional geology of the Central City district is not “simple” but the economic geology is classically simple. The Precambrian granites and gniesses in the area were intensely fractured during a faulting event resulting in the emplacement of many closely spaced and roughly parallel veins. The veins are the result of fracture filling by fluids that impregnated a portion of the surrounding gneisses and granites with lower grade gold concentrations “milling ore” and usually leaving a high grade “pay streak” of high grade gold sulphides within a quartz vein in the fracture. There are two veins systems present, one striking east-west and the other striking sub parallel to the more predominant east-west set. These veins hosted almost all of the gold in the camp. The veins vary from 2 to 20 feet in width and dip nearly vertical. Where two veins intersect, the intersection usually widens considerably and the grade also increases, sometimes to bonanza grades. In the Timmins camp, this same feature was described as a “blow out” and resulted in similar grade and thickness increases. The Bates vein in the area of the Bates-Hunter Mine has been reported to have both sets of veins and extremely rich “ore” where the two veins intersected. These veins persist to depth and consist of gold rich sulphides that include some significant base metal credits for copper and silver.

Previous Exploration Efforts

The following is based on the information from a report titled “Exploration and Development Plan for the Bates-Hunter Project,” prepared by Glenn R. O’Gorman, P. Eng., dated March 1, 2004.

Lode gold was first discovered in Colorado in 1859 by John H. Gregory.  The first veins discovered were the Gregory and the Bates. This discovery started a gold rush into the area with thousands of people trying to stake their claims.  The Central City mining district is the most important mining district in the Front Range mineral belt.  Since 1859, more than 4,000,000 ounces of gold have been mined from this district. Over 25% of this production has come from the area immediately surrounding the Bates-Hunter Project.  Although the Bates vein was one of the richest and most productive in the early history of the area, it was never consolidated and mined to any great depth.

The majority of production on the claims occurred during the period prior to 1900.  Technology at that time was very primitive in comparison to today's standards. Hand steel and hand tramming was the technology of the day. The above limitations coupled with limited claim sizes generally restricted mining to the top few hundred feet on any one claim.

During the early 1900’s cyanidation and flotation recovery technologies were developed along with better hoists and compressed air operated drills. Consolidation of land was a problem. Production rates were still limited due to the lack of mechanized mucking and tramming equipment. Issues that were major obstacles prior to the 1900’s and 1930’s are easily overcome with modern technology.

Colorado legislated their own peculiar mining problem by limiting claim sizes to 500 feet in length by 50 feet wide and incorporated the Apex Law into the system as well.  A typical claim was 100 to 200 feet long in the early days. This resulted in making it extremely difficult for any one owner to consolidate a large group of claims and benefit from economies of scale. The W.W.II Production Limiting Order # 208 effectively shut down gold mining in the area and throughout Colorado and the United States in mid 1942.

Historical production records indicate that at least 350,000 ounces of gold were recovered from about half of the Bates Vein alone to shallow depths averaging about 500 feet below surface.

GSR Goldsearch Resources drilled two reverse circulation holes on the property in 1990. The first hole did not intersect the Bates Vein. However, the second drilled beneath the Bates-Hunter shaft bottom intersected the Bates Vein at about 900 feet below surface. The drill cuttings graded 0.48 oz. Au/ton over 10 feet. This drillhole intersected three additional veins as well with significant gold assays.

Through August 2008, over 12,000 feet of drilling was accomplished, which provided detailed data, which has been added to our existing 3-D map of the region. Several narrow intervals of potential ore grade gold values were intersected, which require further exploration efforts to delineate any valuation.

Our Exploration Plans

With what we have compiled so far, including surface drill results, underground and surface geologic mapping and sampling, assay testing, detailed surface surveys of mineral claims and outcropping veins, research of structural geology of the vein systems and computer modeling with three-dimensional software, we are continuing to define what possible next steps can be implemented and what those steps will require in funding. No further exploration activities will be conducted at the Bates-Hunter Mine until such time as we have sufficient funds. We have taken measures to secure the property while it remains inactive.

INDUSTRY BACKGROUND

The exploration for and development of mineral deposits involves significant capital requirements. While the discovery of an ore body may result in substantial rewards, few properties are ultimately developed into producing mines.  Some of the factors involved in determining whether a mineral exploration project will be successful include, without limitation:
•	competition;
•	financing costs;
•	availability of capital;
•	proximity to infrastructure;
•	the particular attributes of the deposit, such as its size and grade; and
•
governmental regulations, particularly regulations relating to prices, taxes, royalties, infrastructure, land use, environmental protection matters, green house gas legislation, property title, rights and options of use, and license and permitting obligations.

All of which leads to a speculative endeavor of very high risk. Even with the formation of new theories and new methods of analysis, unless the minerals are simply lying exposed on the surface of the ground, exploration will continue to be a “hit or miss” process.

PRODUCTS AND SERVICES

As of December 31, 2009, we only own the past producing gold mine in Colorado (Bates-Hunter Mine).

EXPLORATION AND DEVELOPMENT EXPENSES

If we acquire a project that has no revenue, exploration expenses will be charged to expense as incurred.

EMPLOYEES

As of December 31, 2009, we employ two individuals through Wits Basin – our chief executive officer and our chief financial officer, which are being shared by Wits Basin. Gregory Gold Producers (a wholly owned subsidiary of Hunter Bates) employs one mine related employee at the Bates-Hunter Mine. None of our employees are represented by a labor union and we consider our employee relations to be good.

FINANCIAL INFORMATION IN INDUSTRY SEGMENTS

During the year ended December 31, 2009, our operations included one reportable segment: that of minerals exploration.

AVAILABLE INFORMATION

We make available free of charge, through our Internet web site at www.standardgoldmining.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material, or furnish it to the Securities and Exchange Commission (“SEC”).  You can also request a free copy of the above filings by writing or calling us at:

Standard Gold, Inc.
Attention: Mark D. Dacko, Secretary
900 IDS Center, 80 South 8th Street
Minneapolis, Minnesota 55402-8773
(612) 349-5277

ITEM 1A. RISK FACTORS

RISKS RELATING TO OUR CAPITAL STOCK

INVESTORS MAY BE UNABLE TO ACCURATELY VALUE OUR COMMON STOCK.

Investors often value companies based on the stock prices and results of operations of other comparable companies. Currently, we do not believe another public gold exploration company exists that is directly comparable to our size and scale. Prospective investors, therefore, have limited historical information about the property held by us upon which to base an evaluation of our performance and prospects and an investment in our common stock. As such, investors may find it difficult to accurately value our common stock.

BECAUSE OF BECOMING PUBLIC BY MEANS OF A REVERSE ACQUISITION, WE MAY NOT BE ABLE TO ATTRACT THE ATTENTION OF MAJOR BROKERAGE FIRMS.

Additional risks may exist since we became public through a “reverse acquisition.”  Security analysts of major brokerage firms may not provide coverage of the Company.  No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of the Company in the future.

WE DO NOT INTEND TO PAY DIVIDENDS FOR THE FORESEEABLE FUTURE.

We have never declared or paid any dividends on our common stock. We intend to retain all of our earnings, if any, for the foreseeable future to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the future. Our board of directors retains the discretion to change this policy.

RISKS RELATING TO OUR FINANCIAL CONDITION

WE CURRENTLY DO NOT HAVE ENOUGH CASH TO FUND OPERATIONS, DEBT REDUCTION OR POTENTIAL ACQUISITIONS DURING 2010.

We have very limited funds, and such funds are not adequate to develop our current business plan, or even to satisfy our existing working capital requirements. As of March 24, 2010, we had only approximately $141,000 of cash and cash equivalents and with an expected cash expenditure of approximately $750,000 in debt that will become due during 2010 (assuming some or all of such debt is not converted into equity prior to such date) we will be required to raise additional funds to effectuate our current business plan for exploration of the Bates-Hunter Mine and to satisfy our working capital requirements. We have no significant sources of currently available funds to engage in additional exploration and development. Without significant additional capital, we will be unable to fund exploration of our current property interests or acquire interests in other mineral exploration projects that may become available. Our ultimate success will depend on our ability to raise additional capital. There is no assurance that funds will be available from any source, or if available, that they can be obtained on terms acceptable to us.

We continue to seek additional opportunities relating to our mining operations, and our ability to seek out such opportunities, perform due diligence, and, if successful, acquire such properties or opportunities requires additional capital. We expect to raise such additional capital by selling shares of our capital stock or by borrowing money. Additionally, such additional capital may not be available to us at acceptable terms or at all. Further, if we increase our capitalization and sell additional shares of our capital stock, your ownership position in our Company will be subject to dilution.  In the event that we are unable to obtain additional capital, we may be forced to cease our search for additional business opportunities, reduce our operating expenditures or to cease operations altogether.

WE ARE A DEVELOPMENT- AND EXPLORATION-STAGE COMPANY WITH LITTLE HISTORY OF OPERATIONS AND WE EXPECT TO INCUR LOSSES FOR THE FORESEEABLE FUTURE.

We are a development- and exploration-stage company, and have yet to commence active operations. As of December 31, 2009, we have incurred an aggregate net loss of $6,700,800 since our incorporation. We have no prior operating history from which to evaluate our success, or our likelihood of success in operating our business, generating any revenues, or achieving profitability. These operations provide a limited basis for you to assess our ability to commercialize our product candidates and the advisability of investing in our securities. We have generated no revenue to date and there can be no assurance that our plans for exploring the Bates-Hunter Mine, and possibly producing minerals, will be successful, or that we will ever attain significant sales or profitability.  We anticipate we will incur development- and exploration-stage losses until our exploration efforts are completed. As a development- and exploration-stage company, we are subject to unforeseen costs, expenses, problems and difficulties inherent in new business ventures.

OUR INDEPENDENT AUDITORS HAVE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have had net losses for each of the years ended December 31, 2009 and 2008, and we have an accumulated deficit as of December 31, 2009. Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we do not expect to generate any significant revenues from operations for the foreseeable future, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital through equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

OUR MAJOR DEBT AGREEMENT REQUIRES PAYMENTS IN CANADIAN DOLLARS AND IS SUBJECT TO EXCHANGE RATE FLUCTUATIONS.

Currently, the Bates-Hunter Mine acquisition agreement requires payments in Canadian Dollars and it is possible that we could enter into other agreements requiring different world currency payments. Fluctuations in exchange rates between the U.S. Dollar and other currencies, could have a significant affect on the actual amount of payments and potentially may be in excess of the amounts we have budgeted for. We do not enter into hedging schemes to offset potential currency fluctuations.

RISKS RELATED TO THE COMPANY

WE HAVE VERY LIMITED ASSETS IN OPERATION.

We are an exploration stage company and only own the past producing gold project of the Bates-Hunter Mine in Colorado, which we have financed through a limited recourse promissory note (as of December 31, 2009, the outstanding principal balance is Cdn$6,500,000 or approximately $6,189,768 US). Currently, we are only performing maintenance activities at this property and we do not anticipate having any revenues from this property for the foreseeable future. Furthermore, this property may never produce any significant mineral deposits.

WE HAVE PROVIDED GUARANTEES AND ENCUMBERED OUR ASSETS AS SECURITY FOR CERTAIN OF WITS BASIN’S OBLIGATIONS.

Prior to the completion of the Share Exchange, Hunter Bates was a direct subsidiary of Wits Basin and as such entered into guarantees for debt obligations of Wits Basin under certain of their loan agreements with third-party lenders. Hunter Bates also entered into security agreements with certain of these lenders and its assets have been pledged to secure certain of these obligations of Wits Basin. In the event Wits Basin is unable to satisfy its obligations under these third-party loan arrangements, we may be required by such third-party lenders to satisfy Wits Basin’s obligations, and such lenders may be able to foreclose on our assets. Additionally, certain of Wits Basin’s lenders hold a pledge of a significant number of Standard Gold shares held by Wits Basin, and it is possible a majority interest of our equity could be seized by a third-party.  If any of these events occur, it could be harmful to our business. See Item 13 — Certain Relationships, Related Transactions and Director Independence for more information.

WITS BASIN WILL BE ABLE TO EXERT SIGNIFICANT CONTROL OVER OUR COMPANY.

Wits Basin has in the past and will continue to be able to exert significant control over our Company. As of the date of this Annual Report, Wits Basin holds approximately 94% of our outstanding common stock.  All of the members of our board of directors and our officers are affiliated with Wits Basin. Accordingly, Wits Basin will have the ability to exert substantial influence over the election of our directors and all other matters submitted to our shareholders.

Wits Basin, as our majority shareholder, is further permitted pursuant to our charter documents to take shareholder action in writing in lieu of a formal shareholder meeting.

As Wits Basin also engages in the industry of mining for precious metals, there may exist conflicts of interest between our Company and Wits Basin.

OUR MANAGEMENT TEAM MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR BUSINESS STRATEGIES.

If our management team is unable to execute on our business strategies, then our development would be materially and adversely affected. In addition, we may encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by any future growth. We may seek to augment or replace members of our management team or we may lose key members of our management team, and we may not be able to attract new management talent with sufficient skill and experience.

OUR SUCCESS IN THE FUTURE MAY DEPEND ON OUR ABILITY TO ESTABLISH AND MAINTAIN STRATEGIC ALLIANCES, AND ANY FAILURE ON OUR PART TO ESTABLISH AND MAINTAIN SUCH RELATIONSHIPS WOULD ADVERSELY AFFECT OUR MARKET PENETRATION AND REVENUE GROWTH.

We may be required to establish strategic relationships with third parties in the mining industry. Our ability to establish strategic relationships will depend on a number of factors, many of which are outside our control, such as the suitability of property relative to our competitors. We can provide no assurance that we will be able to establish other strategic relationships in the future.

In addition, any strategic alliances that we establish, will subject us to a number of risks, including risks associated with sharing proprietary information, loss of control of operations that are material to developed business and profit-sharing arrangements. Moreover, strategic alliances may be expensive to implement and subject us to the risk that the third party will not perform its obligations under the relationship, which may subject us to losses over which we have no control or expensive termination arrangements. As a result, even if our strategic alliances with third parties are successful, our business may be adversely affected by a number of factors that are outside of our control.

RISKS RELATING TO OUR BUSINESS

WE WILL REQUIRE ADDITIONAL FINANCING TO CONTINUE TO FUND OUR CURRENT EXPLORATION PROJECT INTERESTS OR TO ACQUIRE INTERESTS IN OTHER EXPLORATION PROJECTS.

Substantial additional financing will be needed in order to fund beyond the current maintenance programs underway or to potentially complete other acquisitions or joint ventures with other business models. Our means of acquiring investment capital is limited to private equity and debt transactions. We have no significant sources of currently available funds to engage in additional exploration and development.  Without significant additional capital, we will be unable to fund exploration of our current property interests or acquire interests in other mineral exploration projects that may become available. See “—Risks Relating to Our Financial Condition – We Currently Do Not Have Enough Cash to Fund Operations During 2010.”

OUR PERFORMANCE MAY BE SUBJECT TO FLUCTUATIONS IN MINERAL PRICES.

The profitability of our exploration project could be significantly affected by changes in the market price of minerals. Demand for minerals can be influenced by economic conditions and attractiveness as an investment vehicle. Other factors include the level of interest rates, exchange rates and inflation. The aggregate effect of these factors is impossible to predict with accuracy.

In particular, mine production and the willingness of third parties such as central banks to sell or lease gold affects the supply of gold. Worldwide production levels also affect mineral prices. In addition, the price of gold, silver and other precious minerals have on occasion been subject to very rapid short-term changes due to speculative activities. Fluctuations in gold prices may adversely affect the value of any discoveries made at the Bates-Hunter Mine.

MINERAL EXPLORATION IS EXTREMELY COMPETITIVE.

There is a limited supply of desirable mineral properties available for claim staking, lease or other acquisition in the areas where we contemplate participating in exploration activities. We compete with numerous other companies and individuals, including competitors with greater financial, technical and other resources than we possess, in the search for and the acquisition of attractive mineral properties. Our ability to acquire properties in the future will depend not only on our ability to develop our present property, but also on our ability to select and acquire suitable producing properties or prospects for future mineral exploration. We may not be able to compete successfully with our competitors in acquiring such properties or prospects.

THE NATURE OF MINERAL EXPLORATION IS INHERENTLY RISKY.

The exploration for and development of mineral deposits involves significant financial risks, which even experience and knowledge may not eliminate, regardless of the amount of careful evaluation applied to the process. Very few properties are ultimately developed into producing mines. Whether a gold mineral deposit will become commercially viable depends on a number of factors, including:

•	financing costs;
•	proximity to infrastructure;
•	the particular attributes of the deposit, such as its size and grade; and
•	governmental regulations, including regulations relating to prices, taxes, royalties, infrastructure and land use.

The outcome of any of these factors may prevent us from receiving an adequate return on invested capital.

OUR EXPLORATION OPERATIONS ARE SUBJECT TO ENVIRONMENTAL REGULATIONS, WHICH COULD RESULT IN THE INCURRENCE OF ADDITIONAL COSTS AND OPERATIONAL DELAYS.

All phases of our operations are subject to current environmental protection regulation. There is no assurance that future changes in environmental regulation, such as greenhouse gas emissions, carbon footprint and the like, will not adversely affect our project. We will be subject to environmental protection regulations with respect to our property in Colorado, under applicable federal and state laws and regulations.

U.S. FEDERAL LAWS

Under the U.S. Resource Conservation and Recovery Act, mining companies may incur costs for generating, transporting, treating, storing, or disposing of hazardous waste, as well as for closure and post-closure maintenance once they have completed mining activities on a property. Our mining operations may produce air emissions, including fugitive dust and other air pollutants, from stationary equipment, storage facilities, and the use of mobile sources such as trucks and heavy construction equipment which are subject to review, monitoring and/or control requirements under the Federal Clean Air Act and state air quality laws. Permitting rules may impose limitations on our production levels or create additional capital expenditures in order to comply with the rules.

The U.S. Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (CERCLA) imposes strict joint and several liability on parties associated with releases or threats of releases of hazardous substances. The groups who could be found liable include, among others, the current owners and operators of facilities which release hazardous substances into the environment and past owners and operators of properties who owned such properties at the time the disposal of the hazardous substances occurred. This liability could include the cost of removal or remediation of the release and damages for injury to the surrounding property. We cannot predict the potential for future CERCLA liability with respect to our property.

THE GLOBAL FINANCIAL CRISIS MAY HAVE IMPACTS ON OUR BUSINESS AND FINANCIAL CONDITION THAT WE CURRENTLY CANNOT PREDICT.

The continued credit crisis and related instability in the global financial system has had, and may continue to have, an impact on our business and our financial condition. We may face significant challenges if conditions in the financial markets do not improve. Our ability to access the capital markets may be severely restricted at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions. The credit crisis could have an impact on any potential lenders or on our customers, causing them to fail to meet their obligations to us.

ITEM 2.  PROPERTIES

On June 12, 2008, Hunter Bates completed the acquisition of the Bates-Hunter Mine located in Central City, Colorado, which includes a water treatment plant, headframe, buildings, miscellaneous equipment and land, financed through a limited recourse promissory note in the principal amount of Cdn$6,750,000. As of December 31, 2009, we do not claim to have any mineral reserves at the Bates-Hunter Mine and further development is contingent upon available funds.

We currently share office space with Wits Basin at 900 IDS Center, 80 South 8th Street, Minneapolis, Minnesota 55402-8773.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 7, 2009, the Company held a Special Meeting of Shareholders. The only matter presented to the shareholders for a vote at the Special Meeting was to consider the approval of an amendment and restatement of the Company’s Articles of Incorporation, whereby the current Articles of Incorporation be amended and restated in its entirety to reflect the following changes to the Articles: (i) to change the name of the Company from “Princeton Acquisitions, Inc.” to “Standard Gold, Inc.,” (ii) to permit shareholder action in writing, in lieu of a meeting, by shareholders holding shares having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all of the shares entitled to vote were present and voted, (iii) to remove certain provisions from the Articles that are not required under the Colorado Business Corporation Act (the “CBCA”), and (iv) to edit certain references from the Colorado Corporation Code to the CBCA.  The results of the vote were as follows (with no broker non-votes):

Shares Voted For	Against	Abstain
20,423,544	—	—

For more details as to the Special Meeting and the matter considered thereat, please see the Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on November 16, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock is quoted on the OTCBB under the symbol “SDGR.” Prior to January 11, 2010, our common stock was quoted under the symbol “PRAQ.” As of March 24, 2010, the last closing bid price of our common stock as reported by OTCBB was $1.01 per share. The following table sets forth for the periods indicating the range of high and low bid prices of our common stock:

Period	High	Low

Quarter Ended March 31, 2008	$2.25	$2.25
Quarter Ended June 30, 2008	$1.10	$1.00
Quarter Ended September 30, 2008	$1.10	$0.30
Quarter Ended December 31, 2008	$0.30	$0.30

Quarter Ended March 31, 2009	$0.30	$0.15
Quarter Ended June 30, 2009	$0.15	$0.15
Quarter Ended September 30, 2009	$1.00	$0.10
Quarter Ended December 31, 2009	$3.00	$0.05

The quotations from the OTCBB above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions.

RECORD HOLDERS

As of March 24, 2010, there were approximately 130 record holders of our common stock, excluding shareholders holding securities in “street name.” Based on securities position listings, we believe that there are approximately 35 beneficial holders of our common stock in “street name.”

DIVIDENDS

We have never paid cash dividends on our common stock and have no present intention of doing so in the foreseeable future. Rather, we intend to retain all future earnings to provide for the growth of our Company. Payment of cash dividends in the future, if any, will depend, among other things, upon our future earnings, requirements for capital improvements and financial condition.

RECENT SALES OF UNREGISTERED SECURITIES

In addition to the sales of unregistered securities that we reported in Quarterly Reports on Form 10-Q and Current Reports on Form 8-K during fiscal year ended 2009, we made the following sales of unregistered securities during the quarter ended December 31, 2009.

During the fourth quarter of 2009, we issued 1,630,000 shares of our unregistered common stock through a private placement offering with Wits Basin. The private placement offering was a unit transaction at $0.50 per unit, each unit consisting of one share of our common stock, par value $0.001 per share, and one five-year warrant to purchase a share of common stock at an exercise price of $1.00 per share, resulting in net proceeds of $815,000.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements of the Company and notes thereto included elsewhere in this Annual Report.  See “—Financial Statements.”

Readers are cautioned that the following discussion contains certain forward-looking statements and should be read in conjunction with the “Special Note Regarding Forward-Looking Statements” appearing at the beginning of this Annual Report.

Effective September 29, 2009, Standard Gold, Inc. (f/k/a Princeton Acquisitions, Inc.) became a minerals exploration and development company pursuant to the Share Exchange transaction with Hunter Bates. The consummation of the Share Exchange represented a change in control and Hunter Bates became a wholly owned subsidiary of Standard Gold. For accounting purposes, the Share Exchange has been accounted for as a reverse acquisition with Hunter Bates as the accounting acquirer (legal acquiree) and Standard Gold as the accounting acquiree (legal acquirer). Upon effectiveness of the Share Exchange, we also adopted Hunter Bates fiscal year end of December 31 (as Princeton Acquisitions was June 30). The following management discussion and analysis of financial condition and results of operations relate to Hunter Bates and its wholly owned subsidiary Gregory Gold.

On June 12, 2008, Hunter Bates completed the acquisition of the Bates-Hunter Mine, which included real property, mining claims, permits and equipment. The purchase was financed through a limited recourse promissory note of Hunter Bates payable to Mr. George Otten (on behalf of all of the Sellers) in the principal amount of Cdn$6,750,000 and Wits Basin issued 3,620,000 shares of its common stock.  Through August 2008, a total of 12,039 feet of surface drilling had been accomplished, but no further exploration activities will be conducted at the Bates-Hunter Mine properties until such time as we have sufficient funds.

As of December 31, 2009, we only own the Bates-Hunter Mine, we possess only a few pieces of equipment and we employ insufficient numbers of personnel necessary to actually explore and/or mine for minerals and therefore, we are substantially dependent on the third party contractors we engage to perform such operations. As of the date of this Annual Report, we do not claim to have any mineral reserves at the Bates-Hunter Mine.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2009 COMPARED TO THE YEAR ENDED DECEMBER 31, 2008.

Revenues

We had no revenues from operations for the years December 31, 2009 and 2008. Furthermore, we do not anticipate having any significant future revenues until an economic mineral deposit is discovered or unless we make further acquisitions or complete other mergers or joint ventures with business models that produce such results.

Operating Expenses

General and administrative expenses were $133,640 for 2009 as compared to $78,445 for 2008. We anticipate that our operating expenses will remain at current levels until such time as we are able to restart exploration activities

Exploration expenses relate to the expenditures being reported on the work-in-process for the Bates-Hunter project. Exploration expenses were $146,428 for 2009 as compared to $1,572,988 for 2008. Exploration expenses relate to the defined surface and underground drilling programs conducted at the Bates-Hunter Mine property. The decline in spending from 2008 to 2009 is due to the lack of available funds to explore. Depending upon our success in obtaining dedicated funds and the timeframe for receipt of such funds, we anticipate the rate of spending for fiscal 2010 exploration expenses to increase over 2009 expenses.

Depreciation and amortization expenses were $105,723 for 2009 as compared to $65,142 for 2008, which represents depreciation of fixed assets for the mine itself and equipment purchased for work being performed at the Bates-Hunter Mine. We anticipate that our depreciation expense will remain at current levels over the next fiscal year.

We recorded $12,362 in losses in 2008 related to certain assets that became damaged and un-repairable, which were being utilized for de-watering at the Bates-Hunter Mine site.

Other Income and Expenses

Our other income and expense consists of interest income, non-cash interest expense and non-cash foreign currency adjustments. Interest income for 2009 was $0 compared to $628 for 2008. We expect that future interest income will be low during the next twelve months as our cash balances are low.

Interest expense for 2009 was $504,067 compared to $206,301 for 2008.  The primary increase is due to the Otten Note being outstanding for the full 12 months in 2009 versus only 6 months in 2008. These expenses represent the amortization of imputed interest discount on the limited recourse promissory note for Cdn$6,750,000.  The note is interest-free until January 1, 2010, and from such date shall bear interest at a rate of 6% per annum, with a maturity date of December 31, 2015.  The total discount was $580,534 and has been fully amortized as of December 31, 2009. Additionally, in April 2009, we entered into a 12% Convertible Debenture with Cabo Drilling (America) Inc., in the principal amount of $511,590. Wits Basin incurred the obligation at the time it was the sole shareholder of Hunter Bates. As the obligation was solely related to the operations of Hunter Bates, we’ve recorded accrued interest of $41,712 as of December 31, 2009. The Debenture has a maturity date of April 27, 2012.

With the consummation of the Bates-Hunter Mine acquisition in June 2008, we are recording direct non-cash foreign currency exchange gains and losses due to our dealings with the recourse promissory note, which is payable in Canadian Dollars.  We recorded a loss of $916,170 for 2009 and a gain of 1,222,082 for 2008 due to fluctuations in the exchange rate between the US Dollar and the Canadian Dollar. We will continue to record gains or losses related to foreign currency exchange rate fluctuations as long as the Otten Note is outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements through private placements of our equities and advances from Wits Basin. Prior to the Share Exchange on September 29, 2009, the intercompany advances from Wits Basin did not bear interest, and as such, no interest expense has been reflected in our financial statements. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had a working capital deficit of $852,080 at December 31, 2009. Cash and cash equivalents were $450,887 at December 31, 2009, representing an increase of $449,232 from the cash and cash equivalents of $1,655 at December 31, 2008.

Subsequent to December 31, 2009, we have engaged a number of consultants to assist us in public relations and marketing and have interviewed potential employees, and as such, our cash reserves will not be sufficient to meet our operational needs and thus, we need to raise additional capital to pay for our operational expenses. Our basic operational expenses are estimated at approximately $20,000 per month and we have the servicing of debt beginning on March 31, 2010. If we are not able to raise additional working capital, whether from affiliated entities or third parties, we may have to cutback on operational expenditures or cease operations altogether.

For the years ended December 31, 2009 and 2008, we had net cash used in operating activities of $260,385 and $1,077,349, respectively. During 2009, our primary capital requirement has been to maintain the Bates-Hunter Mine property while in 2008 we were still performing exploration activities.

For the years ended December 31, 2009 and 2008, we had net cash used in investing activities of $0 and $28,106, respectively, all related to exploration equipment purchases for the Bates-Hunter Mine property.

For the years ended December 31, 2009 and 2008, we had net cash provided by financing activities of $709,617 and $1,107,110, respectively. Prior to the completion of the Share Exchange on September 29, 2009, Hunter Bates completed a private placement offering of 1,000,000 units, each unit consisting of one share of Hunter Bates common stock and one warrant to purchase a share of Hunter Bates common stock at an exercise price of $1.00, at a per unit price of $0.50 for a total value of $500,000. Hunter Bates received cash proceeds of $250,000 (net of offering costs totaling $18,328) and used the proceeds to make a payment on the $2,500,000 Wits Basin Note. Effective with the Share Exchange, all 1,000,000 common and warrants were exchanged for Standard Gold common and warrants. During the fourth quarter of 2009, we issued 1,630,000 shares of our unregistered common stock through a private placement offering with Wits Basin. The private placement offering was a unit transaction at $0.50 per unit, each unit consisting of one share of our common stock, par value $0.001 per share, and one five-year warrant to purchase a share of common stock at an exercise price of $1.00 per share, resulting in net cash proceeds of $815,000.

The following table summarizes our debt as of December 31, 2009:

O/S Amount		Accrued Interest		Maturity Date	Type
$511,590		$41,712		April 27, 2012	Convertible (1)
$2,000,000	(2)	$29,918		December 31, 2013	Conventional
$6,189,768			$(3)	December 31, 2015	Conventional

(1)	Cabo Debenture convertible at $0.20 per share into shares of Wits Basin common stock.
(2)
Hunter Bates issued a note payable in favor of Wits Basin (the “Wits Basin Note”), in the principal amount of $2,500,000 in consideration of various start-up and development costs and expenses incurred by Wits Basin on Hunter Bates’ behalf while it was a consolidated, wholly owned subsidiary of Wits Basin.

(3)	The limited recourse promissory note of Hunter Bates payable to Mr. Otten begins accruing interest at a rate of 6% per annum on January 1, 2010, due quarterly beginning April 1, 2010.

Summary

Our existing sources of liquidity will not provide cash to fund operations and make the required payments on our debt service for the next twelve months.  Our ability to continue as a going concern is dependent entirely on raising funds through the sale of equity or debt, and/or from receiving funds from Wits Basin. Wits Basin is currently assisting us in our endeavors to raise working capital.  If we are unable to obtain the necessary capital, we may have to cease operations.

Foreign Exchange Exposure

Since our entrance into the minerals arena, most of our dealings have been with Canadian companies and the funds have required a mixture of US Dollar and Canadian denominations. Even though currently we may not record direct losses due to our dealings with market risk, as we reach points in time requiring payment obligations, we may have direct losses of actual cash expenditures and realize the associated reduction in the productivity of our assets. We do not enter into hedging schemes to offset potential foreign currency exchange fluctuations.

Off-Balance Sheet Arrangements

During the year ended December 31, 2009, we did not engage in any off balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of the Company, the accompanying notes and the report of independent registered public accounting firm are included as part of this Annual Report on Form 10-K beginning on page F-1, which follows the signature page.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective October 15, 2009, following the date of the reverse merger transaction between Princeton Acquisitions, Inc. and Hunter Bates, the Company dismissed Cordovano and Honeck LLP as its independent registered public accounting firm. The Company's Board of Directors participated in and approved the decision to change its independent registered public accounting firm.

The report of Cordovano and Honeck on the Company's financial statements for the past fiscal year (i.e., the financial statements of Princeton Acquisitions, Inc. for the year ended June 30, 2009) did not include an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except as to Cordovano and Honeck’s independent auditor’s report dated September 10, 2009, furnished in connection with Princeton Acquisition’s annual report on Form 10-K for the period ended June 30, 2009, which contained an opinion raising substantial doubt about Princeton Acquisition’s ability to continue as a going concern.

In connection with its audit for the most recent fiscal year and through September 10, 2009, there were no disagreements with Cordovano and Honeck on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Cordovano and Honeck, would have caused it to make reference to the matter thereof in connection with its report.

On October 15, 2009, the Company's Board of Directors retained and appointed Moquist Thorvilson Kaufmann Kennedy & Pieper LLC (f/k/a Carver Moquist & O’Connor, LLC) (“MTK”) as our independent registered public accounting firm. MTK served as the independent registered public accounting firm for Hunter Bates prior to the Share Exchange.

During the Company’s two most recent fiscal years and any subsequent interim period prior to October 15, 2009, neither the Company nor anyone acting on its behalf consulted with MTK regarding either (a) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report or oral advice was provided to the Company that MTK concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (b) any matter that was the subject of a disagreement or event identified in response to Item 304(a)(1)(iv)or 304(a)(1)(v) of Regulation S-K and the related instructions to Item 304 of Regulation S-K.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision of and the participation of our management, our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2009.

On September 29, 2009, we acquired Hunter Bates through a reverse acquisition. We excluded Hunter Bates from our evaluation of internal controls over financial reporting. Due to the significance of this acquisition to our Company as a whole and the limited amount of time available to us, we did not have enough resources to assess the internal controls of Hunter Bates. We will evaluate and report on our internal controls, including Hunter Bates, in fiscal 2010.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) as a process designed by, or under the supervision of, the Company’s principal executive and financial officers and effected by the Company’s board of directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

On September 29, 2009, we completed a reverse acquisition transaction with Hunter Bates Mining Corporation (“Hunter Bates”), whereby we adopted the Hunter Bates business model. Hunter Bates was a privately held company, with Wits Basin Precious Minerals Inc. (“Wits Basin”) as its majority shareholder. Effective with the reverse acquisition and share exchange, Wits Basin became our majority shareholder. As the financial statements and information relating to Hunter Bates now constitute the financial statements and information of the “Company,” a meaningful evaluation of the effectiveness of internal control over financial reporting as of December 31, 2009 would need to focus on the internal controls of Hunter Bates. Our review of the internal controls for the 10-K reporting period were that of the shell company.

Prior to September 29, 2009, we were a shell company and our internal controls and procedures were of a very simple nature. After the completion of the transaction, we began with very limited resources and limited personnel, which created a lack of segregation of duties and limited the scope of our assessment of the controls and procedures of Hunter Bates during the time of our control. As of December 31, 2009, our internal control over financial reporting was not supported by written policies and procedures. We will continue to evaluate and develop our internal control over financial reporting in fiscal 2010.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on an overview of the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the results of this evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2009.

Changes in Internal Control over Financial Reporting

With the addition of new processes and procedures associated with the reverse acquisition, there were changes in our internal control over financial reporting that have materially affected our internal control over financial reporting.  These changes include an increased requirement of business transaction review as Hunter Bates is an operating entity and an increased requirement of board oversight and review as we execute our business strategy.

Regulatory Statement

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation requirements by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names of all directors and executive officers of the Company, their respective ages and all positions and offices with the Company held by each person as of March 24, 2010:

Name	Age	Positions with the Company

Stephen D. King	53	Chief Executive Officer and Director
Mark D. Dacko	58	Chief Financial Officer and Secretary
Dr. Clyde L. Smith	73	Director
Donald Stoica	52	Director

Stephen D. King has served as our Chief Executive Officer and director since our inception in April 2008.  Mr. King also serves as Chief Executive Officer of Wits Basin, since September 15, 2006, and served as its President from May 15, 2006 to September 15, 2006. Mr. King has also been a director of Wits Basin since July 2004. Since October 2000, Mr. King has served as President of SDK Investments, Inc., a private investment firm located in Atlanta, Georgia specializing in corporate finance and investing.

Mark D. Dacko has served as our Chief Financial Officer since our inception in April 2008. Mr. Dacko served as a director from April 2008 until September 29, 2009. Mr. Dacko also serves as Chief Financial Officer and Secretary of Wits Basin, since March 2003. Mr. Dacko also served as Wits Basin’s Controller from February 2001 to March 2003 and as a board member from June 2003 until April 2008.

Dr. Clyde L. Smith was appointed to our board of directors on October 13, 2009. Dr. Smith also serves as a director of Wits Basin, since June 2009, and as its President since September 15, 2006. Since 1970, Dr. Smith has been sole owner and operator of CL Smith Consultants, an independent geological consulting firm. Dr. Smith holds a B.A. from Carleton College, a M.Sc. from the University of British Columbia, and a Ph.D. from the University of Idaho. Dr. Smith is a registered Professional Engineer with the Association of Professional Engineers and Geoscientists of British Columbia.  Dr. Smith has founded or co-founded five exploration companies and is responsible for the discovery of four deposits: the Jason lead-zinc-silver deposit, Yukon Territory, Canada; the Santa Fe gold deposit, Nevada; the North Lake gold deposit, Saskatchewan, Canada; and the Solidaridad gold-silver-copper deposit, Mexico.

Donald Stoica was appointed to our board of directors on October 13, 2009. Mr. Stoica also serves as a director of Wits Basin, since April 2008. In February 1999, Mr. Stoica founded SSR Engineering, Inc., which is a privately held corporation based in Anaheim, California that develops high performance radar systems for use in security, navigation, defense and related applications. Mr. Stoica has served as President and Chief Executive Officer of SSR Engineering since its inception. From 1975-1998, Mr. Stoica worked at Hughes Aircraft Company, including a Technical Director. Mr. Stoica received his B.S. in Electrical Engineering from California Polytechnic State University in Pomona, California and his Masters Degree in Electrical Engineering from the University of Southern California in Los Angeles, California. Mr. Stoica is also a principal in Pacific Dawn Capital LLC, a company which Wits Basin has various financing transactions with since 2005.

There is no family relationship between any director and executive officer of the Company.

CODE OF ETHICS

We have not yet adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and persons performing similar functions, and Standard Gold also did not have a Code of Ethics in place at the time of the Share Exchange. The current board of directors anticipates putting a Code of Ethics into effect during the fiscal year 2010.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our director, officer and holders of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Based solely upon our review of such filings, we are not aware of any failures by such persons to make any such filings on a timely basis.

AUDIT COMMITTEE, COMPENSATION COMMITTEE AND FINANCIAL EXPERT

We do not currently have a separately designated nominating committee or audit committee of the Board of Directors.  Consequently, we do not have charters for any of those committees.

The Company does not have a formal audit committee with a financial expert due to lack of funds; therefore our Board of Directors as a group acts in the capacity as the audit committee. There were no audit committee meetings held during 2009. Financial information relating to quarterly reports was disseminated to all board members for review. The audited financial statements for the years ended December 31, 2009 and 2008 were provided to each member of the board in which any concerns by the members were directed to management and the auditors.

The Company has not established a compensation committee or another board committee performing a similar function. Our directors and officers have to date served without compensation from our Company and we have not adopted any processes or procedures for the consideration and determination of executive and director compensation, and no officer or employee of the Company has been involved in any deliberations of our Board with respect to executive compensation.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The Company has not provided compensation to its named executive officers since its inception. Stephen King and Mark Dacko, who serve as the Chief Executive Officer and Chief Financial Officer of Standard Gold, also served in similar capacities for Wits Basin. Messrs. King and Dacko are compensated by Wits Basin for their services to Wits Basin in such capacities, and each has entered into employment agreements with Wits Basin. Such employment agreements between Wits Basin and Messrs. King and Dacko, respectively, do not condition or make contingent any compensation from Wit Basin that is directly payable as a result of the performance of Standard Gold.

Standard Gold has a verbal agreement with Wits Basin, whereby they provide certain general and administrative services (primarily management salaries and rent) to us. A portion of these costs are allocated to Standard Gold and then reimbursed to Wits Basin.  Total charges to operations amounted to $54,151 and $53,997 for the years ended December 31, 2009 and 2008, respectively.

EXECUTIVE EMPLOYMENT AGREEMENTS

We have not entered into any employment agreements with any of our named executives during the year ended December 31, 2009.

OUTSTANDING EQUITY AWARDS TABLE

The Company does not have any employee stock option plans.

DIRECTOR COMPENSATION

The Company does not have any director stock option plans. Members of our board who are also employees of ours receive no compensation for their services as directors. Non-employee directors are reimbursed for all reasonable and necessary costs and expenses incurred in connection with their duties as directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following information sets forth the number and percentage of shares of the Company’s common stock owned beneficially, as of March 24, 2010, by any person, who is known to the Company to be the beneficial owner of five percent or more of the Company’s common stock, and, in addition, by each director and each executive officer of the Company, and by all directors and executive officers as a group.

Information as to beneficial ownership is based upon statements furnished to the Company by such persons.

Name and Address	Amount of Beneficial Ownership (1)		Percentage of Class

Wits Basin Precious Minerals Inc.	23,143,544	(2)	94.4
80 South 8th Street, Suite 900
Minneapolis, MN 55402
Stephen D. King	23,143,544	(3)	94.4
80 South 8th Street, Suite 900
Minneapolis, MN 55402
Mark D. Dacko (4)	—		—
80 South 8th Street, Suite 900
Minneapolis, MN 55402
Dr. Clyde Smith (5)	—		—
80 South 8th Street, Suite 900
Minneapolis, MN 55402
Donald S. Stocia (5)	—		—
80 South 8th Street, Suite 900
Minneapolis, MN 55402
All directors and officers as a group (4 persons)	23,143,544		94.4

Irwin Gross	1,500,000	(6)	6.3
800 S. Ocean Blvd., Apt 21
Boca Raton, FL 33432

(1)	Except as otherwise indicated, each person possesses sole voting and investment power with respect to the shares shown as beneficially owned.

(2)
Includes 630,000 shares of our common stock and warrants to purchase an aggregate of 1,630,000 shares of common stock at an exercise price of $1.00 per share being held in reserve by Wits Basin. Mr. King, as the Chief Executive Officer and a director of Wits Basin, may be deemed to hold voting and investment control over the shares held by Wits Basin. China Gold, LLC, a Kansas limited liability company (“China Gold”), a creditor of Wits Basin, holds a pledge of its 20,883,544 shares of our common stock held by Wits Basin. Hunter Bates has also guaranteed certain obligations of Wits Basin to China Gold, as discussed in more detail under Item 13 — Certain Relationships, Related Transactions and Director Independence that follows.  In the event of a default by Wits Basin under certain of its loans with China Gold, Chin Gold could control such shares, and as a result take a majority interest in our Company.  China Gold also holds a subordinated security interest through a deed of trust on our Bates-Hunter Mine property.

(3)
Upon effectiveness of the Share Exchange, Mr. King was appointed as the Chief Executive Officer, President and as a director of the Company.  Shares represent holdings of Wits Basin, of which Mr. King serves as Chief Executive Officer and a director.

(4)
Upon effectiveness of the Share Exchange, Mr. Dacko was appointed as the Chief Financial Officer of the Company. Until completion of the Share Exchange on September 29, 2009, Mr. Dacko served as a director of Hunter Bates Mining Corporation.

(5)	Dr. Clyde Smith and Donald Stoica became members of the Company’s Board of Directors effective October 13, 2009. Messrs. Smith and Stoica also serve as directors of Wits Basin.
(6)
Represents (i) 180,000 shares of common stock and warrants to purchase 180,000 shares of common stock held by Irwin Gross IRA, of which Mr. Gross is the trustee, (ii) 160,000 shares of common stock and warrants to purchase 160,000 shares of common stock held by 1995 Gross Family Remainder Unit Trust, of which Mr. Gross is the trustee, (iii) 160,000 shares of common stock and warrants to purchase 160,000 shares of common stock held by Premier Partners Investments, LLLP, of which Mr. Gross is the managing partner, and (iv) warrants to purchase 500,000 shares of common stock at an exercise price of $0.01 per share held by Mr. Gross.

EQUITY COMPENSATION

The Company does not have any employee stock option or director stock option plans.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following describes certain relationships and related transactions that we have with persons deemed to be affiliates of ours. We believe that each of the transactions described below were on terms at least as favorable to our Company as we would have expected to negotiate with unaffiliated third parties.

Wits Basin Precious Minerals Inc.

In August 2009, we issued a note payable in favor of Wits Basin, which then held 100% of the equity interest in Hunter Bates, in the principal amount of $2,500,000 (the “Wits Basin Note”) in consideration of various start-up and developments costs and expenses incurred by Wits Basin on our behalf while we were a consolidated, wholly owned subsidiary of Wits Basin. The Wits Basin Note is due on December 31, 2013, and calls for quarterly payments of $150,000. Interest accrues at a rate of 6% compounded per annum. In the event we generate net revenues in excess of $2,000,000 during any fiscal year or complete one or more financings in the aggregate amount of $10,000,000, our payment obligations under the Wits Basin Note will, at the option of Wits Basin, accelerate and become due and payable.

In September 2009, we satisfied an aggregate of $500,000 under the Wits Basin Note through (i) the issuance of 500,000 shares of our common stock and warrants to purchase an additional 500,000 shares at an exercise price of $1.00, valued at $250,000, to Mr. Irwin Gross, a beneficial shareholder of ours who was also a creditor of Wits Basin, in satisfaction of certain of Wits Basins’ obligation to Mr. Gross and (ii) the payment to Wits Basin of $250,000 to enable Wits Basin to purchase shares of Princeton common stock from certain of its shareholders at or around the time of closing of the Share Exchange. As of the date of this Annual Report, the outstanding obligation under the Wits Basin Note is $2,000,000.

Hunter Bates has guaranteed the obligations of Wits Basin to China Gold, LLC under a 10% Senior Secured Convertible Promissory Note dated on or around February 13, 2008 (with an original principal amount of $1,020,000) and a 10% Senior Secured Promissory Note dated on or around July 10, 2008 (with an original principal amount of $110,000) (collectively, the “China Gold Notes”). The China Gold Notes were amended and restated on December 17, 2009, whereby they became payable on demand at any time on or after February 15, 2010. The China Gold Notes accrue interest at the rate of 10% per year. As of December 31, 2009, the China Gold Notes have outstanding principal amounts of $117,391 and $110,000. Wits Basin secured its obligations under the China Gold Notes with the majority of its assets, including its equity interest in 18,500,000 shares of our Company that it holds. Pursuant to the terms of that certain Seconded Amended and Restated Security Agreement dated as of December 17, 2009 with China Gold, all of Hunter Bates assets are pledged as security for Wits Basin’s obligations under the China Gold Notes.

Hunter Bates has guaranteed the obligations of Wits Basin to Kenglo One, Ltd. (“Kenglo”) under a Loan Agreement dated December 14, 2009 (the “Loan Agreement”), pursuant to which, among other things, Wits Basin issued a Secured Promissory Note dated December 14, 2009 in favor of Kenglo in a principal amount of US$5,000,000 (the “Kenglo Note”). The Kenglo Note has a maturity date of February 14, 2011. As of December 31, 2009, the Kenglo Note has an outstanding balance of $5,000,000.  Wits Basin secured its obligations under the Kenglo Note with the majority of its assets, on a pari passu basis with its security interest granted to China Gold, including its equity interest in 18,500,000 shares of our Company that it holds. Pursuant to the terms of the Security Agreement with Kenglo dated as of December 14, 2009, all of Hunter Bates assets are pledged as security for Wits Basin’s obligations under the Kenglo Note.

Hunter Bates has guaranteed Wits Basin’s obligations under a 12% Convertible Debenture issued in favor of Cabo Drilling (America) Inc., a Washington corporation formerly known as Advanced Drilling, Inc. (“Cabo”), dated April 27, 2009, in the principal amount of $511,590 (the “Debenture”). The Debenture has a maturity date of April 27, 2012.  Additionally, Hunter Bates entered into that certain Deed of Trust to Public Trustee, Mortgage, Security Agreement, Assignment of Production and Proceeds, Financing Statement and Fixture Filing (the “Cabo Deed of Trust”) to provide additional security for the obligations under the Debenture.

During the forth quarter of 2009, we issued 1,630,000 shares of our unregistered common stock through a private placement offering with Wits Basin. The private placement offering was a unit transaction at $0.50 per unit, each unit consisting of one share of our common stock, par value $0.001 per share, and one five-year warrant to purchase a share of common stock at an exercise price of $1.00 per share, resulting in net proceeds of $815,000.

Wits Basin provides certain general and administrative services (primarily management salaries and rent) for the Company. A portion of these costs are allocated to Standard Gold and then reimbursed to Wits Basin.  Total charges to operations amounted to $54,151 and $53,997 for the years ended December 31, 2009 and 2008, respectively.

Wits Basin beneficially owns approximately 94% of our outstanding common stock. Additionally, our chief executive officer and chief financial officer serve in equivalent positions in Wits Basin and each member of our board of directors serves as directors of Wits Basin.

DIRECTOR INDEPENDENCE

In determining whether the members of our Board are independent, we have elected to use the definition of “independence” set forth by Section 121 of the Listing Standards for the American Stock Exchange (“AMEX”), although we are not currently listed on AMEX, whereby a majority of the members of a listed company’s board of directors must qualify as “independent” as determined by the board. Consistent with these considerations, and after review of all relevant transactions or relationships between each director, or any of his family members, and Standard Gold, Inc., its senior management, the Board has determined that none are currently independent within the meaning of the applicable listing standard of AMEX.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

On October 15, 2009, our Board of Directors authorized the engagement of Moquist Thorvilson Kaufmann Kennedy & Pieper LLC (“MTK”) to audit our financial statements for the year ended December 31, 2009 and on March 11, 2009, the Wits Basin Board of Directors ratified the engagement of MTK to audit the financial statements of its subsidiaries (Hunter Bates and Gregory Gold), which applied to the year ended December 31, 2008.

AUDIT FEES:
The aggregate fees billed for professional services rendered by MTK for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K and 10-Q for 2009 and 2008, and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was $40,000 for the year ended December 31, 2009 and $29,000 for the year ended December 31, 2008.

AUDIT RELATED FEES:
There were no fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements.

TAX FEES:
There were no fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

ALL OTHER FEES:
There were no other fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

At present, we do not have an audit committee, but rather our entire Board of Directors performs the functions of the audit committee.  Our Board approves each engagement for audit or non-audit services before we engage our independent auditor to provide those services. The Board has not established any pre-approval policies or procedures that would allow our management to engage our independent auditor to provide any specified services with only an obligation to notify the audit committee of the engagement for those services. None of the services provided by our independent auditors for fiscal 2009 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report on Form 10-K, or are incorporated herein by reference.

Exhibit	Description
2.1
Share Exchange Agreement dated September 11, 2009 by and among Princeton Acquisitions, Inc., Hunter Bates Mining Corporation and the shareholders of Hunter Bates Mining Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 5, 2009).

3.1**	Amended and Restated Articles of Incorporation, effective December 7, 2009.
3.2	Amended and Restated By-Laws effective January 12, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 13, 2010).

4.1
Limited Recourse Promissory Note of Hunter Bates Mining Corp issued in favor of George E. Otten (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 5, 2009).

4.2**	Deed of Trust and Security Agreement of Hunter Bates Mining Corp issued in favor of Gilpin County Public Trustee.
4.3**
Security Agreement dated February 11, 2008 by and among Wits Basin Precious Minerals Inc., Gregory Gold Producers Inc. and China Gold, LLC (as successor in interest to Platinum Long Term Growth V, LLC).

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

4.6**
Deed of Trust to Public Trustee, Mortgage, Security Agreement, Assignment of Production and Proceeds, Financing Statement and Fixture Filing issued in favor of Gilpin County Public Trustee for benefit of Cabo Drilling (America), Inc. dated April 27, 2009.

4.7**
Deed of Trust and Security Agreement of Hunter Bates Mining Corp issued in favor of Gilpin County Public Trustee for benefit of China Gold, LLC (as successor-in-interest to Platinum Long Term Growth V, LLC).

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

10.1**
Asset Purchase Agreement by and among the Company and Hunter Gold Mining Corporation, a British Columbia corporation, Hunter Gold Mining Inc., a Colorado corporation, Central City Consolidated Mining Corp., a Colorado corporation and George Otten, a resident of Colorado, dated September 20, 2006.

10.2**	Fourth Amendment to Asset Purchase Agreement dated January 14, 2008 by and among the Company, Central City Mining Corp., George Otten, Hunter Gold Mining Corp. and Hunter Gold Mining Inc.
10.3**
Fifth Amendment to Asset Purchase Agreement by and among the Company, Hunter Gold Mining Corp, Hunter Gold Mining Inc., George E. Otten and Central City Consolidated, Corp. d/b/a Central City Consolidated Mining Co. dated June 9, 2008.

16.1	Letter of Cordovano and Honeck, LLP (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on October 15, 2009).
21**	Subsidiaries of the Registrant.
24**	Power of Attorney (included on the signature page hereto).
31.1**	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** Filed herewith electronically

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD GOLD, INC.
(“COMPANY”)

Dated: March 26, 2010	By:	/s/ Stephen D. King
Stephen D. King
Chief Executive Officer

Each person whose signature to this Annual Report appears below hereby constitutes and appoints Stephen D. King and Mark D. Dacko as his true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments to this Annual Report and any and all instruments or documents filed as part of or in connection with this Annual Report or the amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company, in the capacities and dates indicated.

Name	Title	Date

/s/ Stephen D. King	Chief Executive Officer and Director	March 26, 2010
Stephen D. King	(principal executive officer)

/s/ Mark D. Dacko	Chief Financial Officer and Secretary
Mark D. Dacko	(principal financial and accounting officer)	March 26, 2010

Director
Clyde Smith

/s/ Donald S. Stoica	Director	March 25, 2010
Donald S. Stoica

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of Contents
Page
Report of Independent Registered Public Accounting Firm of
Moquist Thorvilson Kaufmann Kennedy & Pieper LLC	F-2
Consolidated Balance Sheets as of December 31, 2009 and 2008	F-3
Consolidated Statements of Operations for the Years Ended
December 31, 2009 and 2008	F-4
Consolidated Statements of Shareholders’ Equity (Deficit)
for the Years Ended December 31, 2009 and 2008	F-5
Consolidated Statements of Cash Flows for the Years Ended
December 31, 2009 and 2008	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Standard Gold, Inc. and subsidiaries (an exploration stage company)

We have audited the accompanying consolidated balance sheets of Standard Gold, Inc. and subsidiaries (an exploration stage company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ deficit and cash flows for the years ended December 31, 2009 and 2008, and the period from September 28, 2004 (inception of exploration stage) to December 31, 2009. Standard Gold, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Standard Gold, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008, and the period from September 28, 2004 (inception of exploration stage) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company had net losses for the years ended December 31, 2009 and 2008 and had an accumulated deficit at December 31, 2009.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moquist Thorvilson Kaufmann Kennedy & Pieper LLC

Minneapolis, Minnesota
March 26, 2010

STANDARD GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008 (1)
		(retrospectively adjusted)
Assets
Current assets:
Cash	$450,887	$1,655

Property, plant and equipment, net	1,536,408	2,047,222
Mineral properties and development costs	5,660,726	5,255,635
Debt issuance costs, net	23,392	—
Total Assets	$7,671,413	$7,304,512

Liabilities and Shareholders’ Deficit
Current liabilities:
Convertible note payable, current portion	$150,000	$—
Current portion of long-term notes payable	600,000	204,248
Due to Wits Basin Precious Minerals Inc (majority shareholder)	51,921	6,239,843
Accounts payable	46,101	26,928
Accrued expenses	454,945	792,865
Total current liabilities	1,302,967	7,263,884

Convertible note payable, long-term portion	314,923	—
Long-term note payable (majority shareholder)	1,400,000	—
Long-term note payable, net of discount	6,189,768	4,935,389
Total liabilities	9,207,658	12,199,273

Shareholders’ deficit:
Preferred stock, $1 par value, 50,000,000 shares authorized:
none issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized:
22,840,649 and 18,500,000 shares issued and outstanding
at December 31, 2009 and 2008, respectively	22,841	18,500
Additional paid-in capital	5,141,714	(18,489)
Accumulated deficit during exploration stage	(6,700,800)	(4,894,772)
Total shareholders’ deficit	(1,536,245)	(4,894,761)
Total Liabilities and Shareholders’ Deficit	$7,671,413	$7,304,512

The accompanying notes are an integral part of these consolidated financial statements.

(1) The Hunter Bates and Gregory Gold audited balance sheets, statements of operations and cash flows were retrospectively adjusted in connection with the reverse acquisition which took place on September 29, 2009. See Note 3 – “Retrospective Adjustment for the December 31, 2008 Financial Statements” for further information.

STANDARD GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Sept. 28, 2004 (inception)
	December 31,		to Dec. 31,
	2009	2008 (1)	2009
		(retrospectively adjusted)

Revenues	$—	$—	$—

Operating expenses:
General and administrative	133,640	78,445	602,066
Exploration expenses	146,428	1,572,988	5,470,131
Depreciation and amortization	105,723	65,142	213,181
Loss on disposal of assets	—	12,362	12,362
Total operating expenses	385,791	1,728,937	6,297,740
Loss from operations	(385,791)	(1,728,937)	(6,297,740)

Other income (expense):
Other income	—	628	1,396
Interest expense	(504,067)	(206,301)	(710,368)
Foreign currency gains (loss)	(916,170)	1,222,082	305,912
Total other income (expense)	(1,420,237)	1,016,409	(403,060)
Loss from operations before income taxes	(1,806,028)	(712,528)	(6,700,800)

Income tax provision	—	—	—
Net loss	$(1,806,028)	$(712,528)	$(6,700,800)

Basic and diluted net loss per common share	$(0.09)	$(0.04)

Basic and diluted weighted average
common shares outstanding	19,275,573	18,500,000

The accompanying notes are an integral part of these consolidated financial statements.

(1) The Hunter Bates and Gregory Gold audited balance sheets, statements of operations and cash flows were retrospectively adjusted in connection with the reverse acquisition which took place on September 29, 2009. See Note 3 – “Retrospective Adjustment for the December 31, 2008 Financial Statements” for further information.

STANDARD GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

			Additional
	Common stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
BALANCE, December 31, 2007 (1) (retrospectively adjusted)	18,500,000	$18,500	$(18,489)	$(4,182,244)	$(4,182,233)
Net loss	—	—	—	(712,528)	(712,528)
BALANCE, December 31, 2008 (1) (retrospectively adjusted)	18,500,000	18,500	(18,489)	(4,894,772)	(4,894,761)

Recapitalization of Princeton Acquisitions, Inc. upon execution of share exchange on September 29, 2009	1,710,649	1,711	(1,711)	—	—
Issuance of 1,000,000 shares of common stock and warrants on September 29, 2009 private placement at $0.50 per unit less transaction costs of $18,328	1,000,000	1,000	480,672	—	481,672
Reclassification of amounts due Wits Basin for start-up and development costs to additional paid in capital	—	—	3,867,872	—	3,867,872
Issuance of 1,630,000 shares of common stock and warrants in private placement October through December 2009 at $0.50 per unit	1,630,000	1,630	813,370	—	815,000
Net loss	—	—	—	(1,806,028)	(1,806,028)
BALANCE, December 31, 2009	22,840,649	$22,841	$5,141,714	$(6,700,800)	$(1,536,245)

The accompanying notes are an integral part of these consolidated financial statements.

(1) The Hunter Bates and Gregory Gold audited balance sheets, statements of operations and cash flows were retrospectively adjusted in connection with the reverse acquisition which took place on September 29, 2009. See Note 3 – “Retrospective Adjustment for the December 31, 2008 Financial Statements” for further information.

STANDARD GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,		September 28, 2004 (inception) to December 31,
	2009	2008 (1)	2009
		(retrospectively adjusted)
OPERATING ACTIVITIES:
Net loss	$(1,806,028)	$(712,528)	$(6,700,800)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	105,723	65,142	213,181
Amortization of imputed interest and discounts on long-term debt	388,400	205,468	593,868
Amortization of debt issuance costs	2,507	—	2,507
Loss (gain) on foreign currency	916,170	(1,222,082)	(305,912)
Loss on disposal of miscellaneous assets	—	12,362	12,362
Issuance of equity securities by Wits Basin (majority shareholder) for exploration expenses	—	185,282	334,950
Changes in operating assets and liabilities:
Prepaid expenses and deposits	—	20,000	—
Accounts payable	19,173	15,113	46,101
Accrued expenses	113,670	353,894	599,035
Net cash used in operating activities	(260,385)	(1,077,349)	(5,204,708)

INVESTING ACTIVITIES:
Purchases of equipment	—	(28,106)	(143,628)
Net cash used in investing activities	—	(28,106)	(143,628)

FINANCING ACTIVITIES:
Payments on long-term debt	(491,106)	—	(491,106)
Cash proceeds from issuance of common stock, net	1,046,672	—	1,046,672
Checks written in excess of book funds	—	(3,425)	—
Advances from Wits Basin (majority shareholder)	179,950	1,110,535	5,269,556
Debt issuance costs	(25,899)	—	(25,899)
Net cash provided by financing activities	709,617	1,107,110	5,799,223

INCREASE IN CASH AND CASH EQUIVALENTS	449,232	1,655	450,887
CASH AND CASH EQUIVALENTS, beginning of period	1,655	—	—
CASH AND CASH EQUIVALENTS, end of period	$450,887	$1,655	$450,887

The accompanying notes are an integral part of these consolidated financial statements.

(1) The Hunter Bates and Gregory Gold audited balance sheets, statements of operations and cash flows were retrospectively adjusted in connection with the reverse acquisition which took place on September 29, 2009. See Note 3 – “Retrospective Adjustment for the December 31, 2008 Financial Statements” for further information.

STANDARD GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

NOTE 1 – NATURE OF BUSINESS

Standard Gold, Inc. (formally known as Princeton Acquisitions, Inc.) was incorporated in the State of Colorado on July 10, 1985, as a blind pool or blank check company. From the date of our incorporation until September 29, 2009, our business model was to complete a merger with, or acquisition of a private company, partnership or sole proprietorship without any particular industry or geographical location preference.

On September 11, 2009, we entered into a share exchange agreement with Hunter Bates Mining Corporation, a Minnesota corporation (“Hunter Bates”) and certain of its shareholders, in which its shareholders would exchange all of their capital securities into similar capital securities of ours. Hunter Bates was formed as a wholly owned subsidiary of Wits Basin Precious Minerals Inc. (a Minnesota corporation and public reporting company quoted on the Over-the-Counter Bulletin Board under the symbol “WITM”) (“Wits Basin”) to acquire the prior producing gold mine properties located in Central City, Colorado, known as the “Bates-Hunter Mine.” We consummated the share exchange with all of the Hunter Bates shareholders on September 29, 2009 (the “Share Exchange”).

Accordingly, the Share Exchange represented a change in control and Hunter Bates became a wholly owned subsidiary of ours. For accounting purposes, the Share Exchange has been accounted for as a reverse acquisition with Hunter Bates as the accounting acquirer (legal acquiree) and Standard Gold as the accounting acquiree (legal acquirer).  Upon effectiveness of the Share Exchange, we adopted the business model of Hunter Bates and as such have become a stand-alone minerals exploration and development company with a focus on U.S. gold projects.

Throughout this Annual Report, Standard Gold, Inc. and our wholly owned subsidiary Hunter Bates and its wholly owned subsidiary Gregory Gold Producers, Inc., a Colorado corporation (“Gregory Gold”) will be referred collectively to as “we,” “us,” “our,” “Standard Gold” or the “Company” and the historical audited balance sheets, statements of operations and cash flows of Hunter Bates and Gregory Gold as of December 31, 2009 and 2008 have been retrospectively combined and adjusted for the merger of these commonly controlled entities that occurred prior to the Share Exchange. Gregory Gold was a wholly owned subsidiary of Wits Basin until September 3, 2009 (at which time Wits Basin contributed all of its equity interest in Gregory Gold to Hunter Bates, thereby making Gregory Gold a wholly owned subsidiary of Hunter Bates). Wits Basin utilized Gregory Gold as an oversight management company for the exploration activities conducted at the Bates-Hunter Mine.

Effective with the Share Exchange, the remaining net liabilities of Standard Gold were $0. Furthermore, we have adopted the December 31 fiscal year end of Hunter Bates.

On June 12, 2008, Hunter Bates completed the acquisition of the Bates-Hunter Mine, which included real property, mining claims, permits and equipment. The purchase was financed through a limited recourse promissory note of Hunter Bates payable to Mr. George Otten (on behalf of all of the Sellers) in the principal amount of Cdn$6,750,000 and Wits Basin issued 3,620,000 shares of its common stock.  Through August of 2008, approximately 12,000 feet of surface drilling had been accomplished, but no further exploration activities will be conducted at the Bates-Hunter Mine properties until such time as we have sufficient funds.

As of December 31, 2009, we possess only a few pieces of equipment and we employ insufficient numbers of personnel necessary to actually explore and/or mine for minerals and therefore, we are substantially dependent on the third party contractors we engage to perform such operations. As of the date of this Annual Report, we do not claim to have any mineral reserves at the Bates-Hunter Mine.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the year ended December 31, 2009, we incurred losses from operations of $1,806,028. At December 31, 2009, we had an accumulated deficit of $6,700,800 and a working capital deficit of $852,080. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the fourth quarter of 2009, we raised aggregate gross proceeds of $815,000 from the sale of common stock and warrants to Wits Basin pursuant to a private placement. We believe that future private placements of equity capital and debt financing are needed to fund our long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash.  If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock.  Additional financing may not be available upon acceptable terms, or at all.  If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If we are unable to obtain the necessary capital, we may have to cease operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Standard Gold, Inc., and our wholly owned subsidiary Hunter Bates Mining Corporation, a Minnesota corporation (and its wholly owned subsidiary Gregory Gold Producers, Inc). All significant intercompany transactions and balances have been eliminated in consolidation.

Foreign Currencies

All dollar amounts expressed in this Annual Report are in US Dollars (“$”), unless specifically noted, as certain transactions are denominated in the Canadian Dollar (“Cdn$”).

Cash and Cash Equivalents

We include as cash equivalents: (a) certificates of deposit, and (b) all other investments with maturities of three months or less, which are readily convertible into known amounts of cash. We maintain our cash in high-quality financial institutions. The balances, at times, may exceed federally insured limits.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives as follows:
Years
Buildings	20
Equipment	2-7

Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized. As items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operating income.

Mineral Properties

Mineral property acquisition costs are recorded at cost and are deferred until the viability of the property is determined. No properties have reached the development stage at this time. Exploration, mineral property evaluation, option payments, related acquisition costs for mineral properties acquired under an option agreement, general overhead, administrative and holding costs to maintain a property on a care and maintenance basis are expensed in the period they are incurred. When reserves are determined for a property and a bankable feasibility study is completed, subsequent exploration and development costs on the property would be capitalized. If a project were to be put into production, capitalized costs would be depleted on the unit of production basis.

Management reviews the net carrying value of each mineral property as changes may materialize with a property or at a minimum, on an annual basis. Where information and conditions suggest impairment, estimated future net cash flows from each property are calculated using estimated future prices, proven and probable reserves and value beyond proven and probable reserves, and operating, capital and reclamation costs on an undiscounted basis. If it is determined that the future cash flows are less than the carrying value, a write-down to the estimated fair value is made with a charge to loss for the period. Where estimates of future net cash flows are not available and where other conditions suggest impairment, management assesses if the carrying value can be recovered.

Management's estimates of gold prices, recoverable reserves, probable outcomes, operating capital and reclamation costs are subject to risks and uncertainties that may affect the recoverability of mineral property costs.

Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company's title. Such properties may be subject to prior undetected agreements or transfers and title may be affected by such defects.

Long-Lived Assets

We will periodically evaluate the carrying value of long-lived assets to be held and used, including but not limited to, mineral properties, capital assets and intangible assets, when events and circumstances warrant such a review.  The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.  Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose. There were no impairment charges during the years ended December 31, 2009 and 2008.

Segment Reporting

We have a single operating segment of minerals exploration.

Revenue Recognition and Deferred Revenue

As of December 31, 2009, the Bates-Hunter Mine properties have not provided any revenues and we do not expect them to generate revenues for the foreseeable future.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Off Balance Sheet Arrangements

As of December 31, 2009, we did not have any off-balance sheet activities (including the use of structured finance or special purpose entities) or any trading activities in non-exchange traded commodity contracts that have a current or future effect on our financial condition, changes in the financial condition, revenues or expenses, results of operation, liquidity, capital expenditures or capital resources that are material to our investors.

Financial Instruments

The carrying amounts for all financial instruments approximates fair value. The carrying amounts for cash and cash equivalents, accounts payable and accrued liabilities approximated fair value because of the short maturity of these instruments. The fair value of short-term debt approximated the carrying amounts based upon our expected borrowing rate for debt with similar remaining maturities and comparable risk.  The fair value of long-term debt was assumed to approximate the carrying amount as most of the debt was incurred recently.

Net Loss per Common Share

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

Income Taxes

Income taxes are accounted for based upon an asset and liability approach.  Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the financial statements.  Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period.

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties has been recorded at December 31, 2009 and 2008.

The Company is included in the consolidated federal income tax return of Wits Basin. The tax provision included in the accompanying financial statements is calculated as if the Company filed separate federal and state income tax returns. Deferred taxes are provided on temporary differences between book and tax basis of assets and liabilities which will have a future impact on taxable income. The Company has recorded a full valuation allowance against the net deferred tax asset due to the uncertainty of realizing the related benefits.

Recent Accounting Pronouncements

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

NOTE 3 – RETROSPECTIVE ADJUSTMENT FOR THE DECEMBER 31, 2008 FINANCIAL STATEMENTS

The consummation of the Share Exchange on September 29, 2009 represented a change in control and Hunter Bates became a wholly owned subsidiary of ours. For accounting purposes, the Share Exchange has been accounted for as a reverse acquisition with Hunter Bates as the accounting acquirer (legal acquiree) and Standard Gold as the accounting acquiree (legal acquirer).  Upon effectiveness of the Share Exchange, we adopted the business model of Hunter Bates and their fiscal year end of December 31. The financial statements included in this Annual Report are that of Hunter Bates and its wholly owned subsidiary Gregory Gold. The following table combines the December 31, 2008 audited balance sheets, statements of operations and cash flows of Hunter Bates and Gregory Gold due to the merger of Hunter Bates and Gregory Gold on September 9, 2009 and includes the adjustments related to the reverse acquisition with Standard Gold on September 29, 2009.

Balance Sheets
	Hunter Bates	Gregory Gold	Retrospective		Consolidated December 31,
	2008 (3)	2008	Adjustments		2008
Assets
Current assets:
Cash	$—	$1,655	$—		$1,655

Property, plant and equipment, net	1,976,121	71,101	—		2,047,222
Mineral properties	5,255,635	—	—		5,255,635
Total Assets	$7,231,756	$72,756	$—		$7,304,512

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term note	$204,248	$—	$—		$204,248
Accounts payable	—	26,928	—		26,928
Due to Wits Basin Precious Minerals	815,288	5,424,555	—		6,239,843
Other accrued expenses	319,103	473,762	—		792,865
Total current liabilities	1,338,639	5,925,245	—		7,263,884

Deferred tax liability	431,000	—	(431,000	)(1)	—
Long-term notes payable, net	4,935,389	—	—		4,935,389
Total liabilities	6,705,028	5,925,245	(431,000)		12,199,273

Shareholders’ equity (deficit):
Common stock	10	1	18,489	(2)	18,500
Additional paid-in capital	—	—	(18,489	)(2)	(18,489)
Retained earnings/accumulated deficit	526,718	(5,852,490)	431,000	(1)	(4,894,772)
Total shareholders’ equity (deficit)	526,728	(5,852,489)	431,000		(4,894,761)
Total Liabilities and Shareholders’ Equity (Deficit)	$7,231,756	$72,756	$—		$7,304,512

Statements of Operations
	Hunter Bates	Gregory Gold	Retrospective		Consolidated December 31,
	2008 (3)	2008	Adjustments		2008

Revenues	$—	$—	$—		$—

Operating expenses:			—
General and administrative	—	78,445	—		78,445
Exploration expenses	11,603	1,561,385	—		1,572,988
Depreciation and amortization	47,293	17,849	—		65,142
Loss on disposal of assets	—	12,362	—		12,362
Total operating expenses	58,896	1,670,041	—		1,728,937
Loss from operations	(58,896)	(1,670,041)	—		(1,728,937)

Other income (expense):
Other income	—	628	—		628
Interest expense	(205,468)	(833)	—		(206,301)
Foreign currency gains (loss)	1,222,082	—	—		1,222,082
Total other income (expense)	1,016,614	(205)	—		1,016,409
Income (loss) from operations before income taxes	957,718	(1,670,246)	—		(712,528)

Income tax provision	(431,000)	—	431,000	(2)	—
Net loss	$526,718	$(1,670,246)	$431,000		$(712,528)

Statements of Cash Flows
	Hunter Bates	Gregory Gold	Retrospective		Consolidated December 31,
	2008 (3)	2008	Adjustments		2008

OPERATING ACTIVITIES:
Net income (loss)	$526,718	$(1,670,246)	$431,000	(1)	$(712,528)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	47,293	17,849	—		65,142
Amortization of imputed interest and discounts on long-term debt	205,468	—	—		205,468
Loss (gain) on foreign currency	(1,222,082)	—	—		(1,222,082)
Loss on disposal of miscellaneous assets	—	12,362	—		12,362
Issuance of equity securities by Wits Basin (majority shareholder) for exploration expenses	—	185,282	—		185,282
Deferred taxes	431,000	—	(431,000	)(1)	—
Changes in operating assets and liabilities:
Prepaid expenses and deposits	—	20,000	—		20,000
Accounts payable	—	15,113	—		15,113
Accrued expenses	11,603	342,291	—		353,894
Net cash used in operating activities	—	(1,077,349)	—		(1,077,349)

INVESTING ACTIVITIES:
Purchases of equipment	—	(28,106)	—		(28,106)
Net cash used in investing activities	—	(28,106)	—		(28,106)

FINANCING ACTIVITIES:
Checks written in excess of book funds	—	(3,425)	—		(3,425)
Advances from Wits Basin (majority shareholder)	—	1,110,535	—		1,110,535
Net cash provided by financing activities	—	1,107,110	—		1,107,110

INCREASE IN CASH AND CASH EQUIVALENTS	—	1,655	—		1,655
CASH AND CASH EQUIVALENTS, beginning of period	—	—	—		—
CASH AND CASH EQUIVALENTS, end of period	—	1,655	—		$1,655

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
(3) From April 21, 2008 inception.

NOTE 4 – ACQUISITION OF BATES-HUNTER MINE

On June 12, 2008, Wits Basin entered into a fifth amendment to that certain Asset Purchase Agreement dated September 20, 2006 by and among Wits Basin and the Sellers (Hunter Gold Mining Corp, a British Columbia corporation, Hunter Gold Mining Inc., a Colorado corporation, George E. Otten, a resident of Colorado and Central City Consolidated, Corp. d/b/a Central City Consolidated Mining Co., a Colorado corporation) to, among other changes, reflect the assignment by Wits Basin of its rights in the Asset Purchase Agreement to Hunter Bates.

Pursuant to the terms of the Asset Purchase Agreement, Wits Basin and Hunter Bates completed the acquisition of the Bates-Hunter Mine properties, which included land, buildings, equipment, mining claims and permits, financed through a limited recourse promissory note of Hunter Bates payable to Mr. Otten (on behalf of all of the Sellers) in the principal amount of Cdn$6,750,000 ($6,736,785 US as of June 12, 2008) and Wits Basin issued 3,620,000 shares of its common stock with a fair value of $742,100. We also incurred acquisition costs of $380,698. Additionally, the following net smelter royalties were granted: (i) a two percent net smelter return royalty on all future production, with no limit and (ii) a one percent net smelter return royalty (up to a maximum payment of $1,500,000).

A summary of the total purchase price is as follows:

Promissory note payable	$6,736,785
Common stock issued	742,100
Acquisition costs	380,698
Less discounts on the note	(580,534)
Total purchase price	$7,279,049

The following table summarizes the initial allocation of the purchase price, in US Dollars, of the assets acquired in the transaction along with the subsequent changes to the underlying assets based on a more formal assessment of fair market value. These changes had no material effect on depreciation. The US Dollar values reflect a discount ($580,534) relating to the Otten recourse note being non-interest bearing until January 1, 2010.

	December 31,
	2009	2008
Land	$329,280	$610,423
Buildings	1,206,954	1,330,902
Equipment	82,089	82,089
Mining claims	5,657,383	5,252,292
Mining permits	3,343	3,343
Total purchase price	$7,279,049	$7,279,049

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

	December 31,
	2009	2008
Land	$329,280	$610,423
Buildings	1,206,954	1,330,902
Equipment	199,694	199,694
Less accumulated depreciation	(199,520)	(93,797)
	$1,536,408	$2,047,222

NOTE 6 – MINERAL PROPERTIES AND DEVELOPMENT COSTS

As noted in Note 4, a more formal valuation assessment was done with the Hunter-Bates Mine purchase in 2009. Our initial allocation of the purchase price to the mining claims and permits acquired in the Bates-Hunter Mine transaction has been adjusted accordingly to the final valuation study. Since the purchase, we have not commenced any mining operations due to the lack of funding and therefore, we have not recorded any amortization expense nor have we determined that any impairment has occurred for the period ended December 31, 2009. Components of our mineral properties and development costs are as follows:

	December 31,
	2009	2008
Mining claims (1)	$5,657,383	$5,252,292
Mining permits (2)	3,343	3,343
	$5,660,726	$5,255,635
(1)	We acquired some surface rights and some mining rights to 22 parcels located in Gilpin County, Colorado.
(2)	We acquired various mining, special use, water discharge, stormwater and drilling permits, all of which require renewal at various times.

NOTE 7 – DEBT ISSUANCE COSTS

We recorded debt issuance costs with respect to legal services incurred relating to the Cabo convertible promissory note issued in 2009 (see Note 9 – Convertible Note Payable). Debt issuance costs are being amortized on a straight-line basis (which approximates the effective interest method) over the term of the corresponding debt.

The following table summarizes the amortization of debt issuance costs:

December 31,
2009
Debt issuance costs, net, beginning of period	$—
Add: additional debt issuance costs	25,899
Less: amortization of debt issuance costs	(2,507)
Debt issuance costs, net, end of period	$23,392

Future annual amortization is scheduled to be as follows for the years ending December 31:

2010	$10,026
2011	10,026
2012	3,340
$23,392

NOTE 8 – ACCRUED EXPENSES

The Company has recorded a number of expenses primarily relating to the acquisition of the Bates-Hunter Mine. The following table summarizes the ending balances of the accrued expenses:

	December 31,
	2009	2008
Miscellaneous	$23,130	$22,172
Interest	71,630	—
Bates-Hunter Mine (1)	360,185	770,693
	$454,945	$792,865

(1) The decrease from December 31, 2008 to December 31, 2009 is due primarily to the issuance of a convertible debenture to Cabo Drilling (America) Inc., in satisfaction of an outstanding payable totaling $451,590.

NOTE 9 – CONVERTIBLE NOTE PAYABLE

On April 28, 2009, Wits Basin entered into a convertible debenture with Cabo Drilling (America) Inc., a Washington corporation formerly known as Advanced Drilling, Inc (“Cabo”), pursuant to which we issued to Cabo a 12% Convertible Debenture dated April 27, 2009 (the “Debenture”), in the principal amount of $511,590. As this obligation stems from work completed on and around the Bates-Hunter Mine property and is secured by our property (as referenced below) for accounting purposes it is reflected on our financial statements. The Debenture has a maturity date of April 27, 2012, with scheduled payments of $150,000 due each anniversary with a final payment due of the remaining balance on the third anniversary. The Debenture is convertible at the option of the holder at any time into shares of Wits Basin common stock at a conversion price of $0.20 per share, subject to standard anti-dilutive adjustments. Any future conversion of this Debenture into Wits Basin common stock would be recorded as a reclass to “Due to Wits Basin” on our books. The Debenture was issued to Cabo in satisfaction of an outstanding payable totaling $451,590 for drilling services performed relating to the Bates-Hunter Mine property. The difference between the face amount of the Debenture and the outstanding payable totaling $60,000 is treated as a discount to the debt and is being amortized to interest expense over the 3-year term of the Debenture.

Hunter Bates has guaranteed Wits Basin’s obligations under the Debenture, and further entered into that certain Deed of Trust to Public Trustee, Mortgage, Security Agreement, Assignment of Production and Proceeds, Financing Statement and Fixture Filing (the “Cabo Deed of Trust”) to provide security for the obligations under the Debenture.

Summary

The following table summarizes the convertible note balance:

Balance at December 31, 2008	$—
Add: conversion of accrued expenses and additional interest charge	451,590
Add: amortization of debt discount	13,333
Less: principal payments	—
Balance	464,923
Less: current portion	(150,000)
Balance at December 31, 2009	$314,923

As of December 31, 2009, the outstanding principal balance is $511,590 with accrued interest of $41,712.

NOTE 10 – LONG-TERM NOTES PAYABLE

Long-term limited recourse promissory note – Otten

On June 12, 2008, Hunter Bates completed the acquisition of the Bates-Hunter Mine properties, which included land, buildings, equipment, mining claims and permits, financed through a limited recourse promissory note of Hunter Bates payable to Mr. George Otten (on behalf of all of the Sellers) in the principal amount of Cdn$6,750,000 (the “Otten Note”). The Otten Note required an initial payment of Cdn$250,000 due by December 1, 2008, which was subsequently extended multiple times. On June 1, 2009, the parties entered into a standstill letter agreement, whereby the Sellers agreed they would not, prior to August 1, 2009, take any enforcement actions or exercise any rights of default under the Otten Note and extend the initial payment of Cdn$250,000 to July 31, 2009.  In consideration for entering into the standstill agreement, two principal payments of Cdn$12,500 were made in June and July 2009. By November 13, 2009, the complete Cdn$250,000 payment was recorded against the Otten Note. As of December 31, 2009, the outstanding principal balance is Cdn$6,500,000 (approximately $6,189,768 US).

Commencing on April 1, 2010, a quarterly installment of accrued interest plus a Production Revenue Payment (as defined below) becomes payable. The Otten Note is interest-free until January 1, 2010, and from such date shall bear interest at a rate of 6% per annum, with a maturity date of December 31, 2015.  The Otten Note balance reflected a discount (valued at $580,534 and fully amortized to interest expense as of December 31, 2009) relating to the recourse note being non-interest bearing until the first payment in 2010. Hunter Bates’ payment obligations under the Otten Note is secured by a deed of trust relating to all of the property acquired in favor of Gilpin County Public Trustee for the benefit of Mr. Otten. Hunter Bates is required to make quarterly principal repayments (each a “Production Revenue Payment”) beginning April 1, 2010, which payment(s) shall equal:

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

The following table summarizes the Otten long-term limited recourse promissory note in US Dollars:

Otten limited recourse note converted into US Dollar equivalent	$6,736,785
Less: initial discount for imputed interest of the Otten limited recourse note	(580,534)
Less: unrealized foreign currency gain from the Otten limited recourse note	(1,222,082)
Add: amortization of imputed interest discount	205,468
Balance at December 31, 2008	$5,139,637
Add: unrealized foreign currency loss from the Otten limited recourse note	916,170
Add: amortization of original issue discount	375,067
Less: principal payments	(241,106)
Balance	6,189,768
Less: current portion	—
Balance at December 31, 2009	$6,189,768

Long-term related party promissory note – Wits Basin

In August 2009, Hunter Bates issued a note payable in favor of Wits Basin (at which time held 100% of the equity interest in Hunter Bates) in the principal amount of $2,500,000 (the “Wits Basin Note”) in consideration of various start-up and developments costs and expenses incurred by Wits Basin on its behalf while Hunter Bates and Gregory Gold were consolidated, wholly owned subsidiaries of Wits Basin. The aggregate amount of start-up and developments costs and expenses incurred by Wits Basin prior to the Share Exchange was $6,367,872 with the remaining balance of $3,867,872 being credited to additional paid in capital. The Wits Basin Note is due on December 31, 2013, and calls for quarterly payments of $150,000. Interest accrues at a rate of 6% compounded per annum.  In the event Hunter Bates generates net revenues in excess of $2,000,000 during any fiscal year or completes one or more financings in the aggregate amount of $10,000,000, Hunter Bates’ payment obligations under the Wits Basin Note will, at the option of Wits Basin, accelerate and become due and payable.

On September 29, 2009, Hunter Bates satisfied an aggregate of $500,000 under the Wits Basin Note through (i) the issuance of 500,000 shares of its common stock and warrants to purchase an additional 500,000 shares at an exercise price of $1.00 (sold at $0.50 per unit with a total value of $250,000) to a creditor of Wits Basin in satisfaction of certain of Wits Basin’s obligation to such creditor and (ii) the payment to Wits Basin of $250,000.

As of and for the year ended December 31, 2009, interest expense of $29,918 has been charged to operations and is included in accrued expenses.

The following table summarizes the Wits basin long-term note payable:

Balance at December 31, 2008	$—
Add: issuance of note	2,500,000
Less: principal payments	(500,000)
Balance	2,000,000
Less: current portion	600,000
Balance at December 31, 2009	$1,400,000

Current maturity summary

For all long-term debt, the scheduled annual maturities for the years ending December 31 are as follows:

2010	$600,000
2011	600,000
2012	600,000
2013	2,295,000
2014	2,095,000
Thereafter	1,999,768
Total	$8,189,768

NOTE 11 – SHAREHOLDERS’ EQUITY

Common Stock Issuances

During fiscal 2008, we did not issue any shares of our unregistered common stock.

During fiscal 2009: (i) immediately prior to the completion of the Share Exchange on September 29, 2009, Hunter Bates completed a private placement offering to accredited investors (as that term is defined under Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)) of 1,000,000 units, each unit consisting of one share of Hunter Bates common stock and one warrant to purchase a share of Hunter Bates common stock at an exercise price of $1.00, at a per unit price of $0.50. Hunter Bates received cash proceeds of $250,000 (net of offering costs totaling $18,328) and used the proceeds to make a payment on the $2,500,000 Wits Basin Note and (ii) we issued an aggregate 1,630,000 shares of our unregistered common stock through December 2009 in a unit private placement offering with Wits Basin at $0.50 per unit, each unit consisting of one share of our common stock, par value $0.001 per share, and one five-year warrant to purchase a share of common stock at an exercise price of $1.00 per share, resulting in net proceeds of $815,000.

Stock Options

As of December 31, 2009, we have no stock options outstanding nor do we have a stock option plan in place.

Stock Warrants

In connection with the September 29, 2009 private placement, the Company issued stock warrants to purchase up to 1,500,000 shares of the Company’s common stock at an exercise price of $0.01 per share to two accredited investors in consideration of consulting services and finders fees in connection with the private placement.

The following table summarizes information about the Company’s stock warrants outstanding:

	Number	Weighted Average Exercise Price	Range of Exercise Price	Weighted Remaining Contractual Life
Outstanding at December 31, 2008	—	$—	$—

Granted	4,130,000	0.64	0.01 – 1.00
Cancelled or expired	—	—	—
Exercised	—	—	—
Outstanding at December 31, 2009	4,130,000	$—	$0.01 – 1.00	4.8 years

Warrants exercisable at December 31, 2009	4,130,000	$0.64	$0.01 – 1.00

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is subject to legal proceedings in the normal course of business. Management believes these proceedings will not have a material adverse effect on the financial statements.

Guarantee and Pledged Collateral of Wits Basin

The Hunter-Bates Mine, including various equipment connected with the mine, has been pledged as collateral for various debts of Wits Basin, our majority shareholder. The total liabilities outstanding on Wits Basin financial statements that has the Hunter-Bates Mine as collateral is $9,012,862 at December 31, 2009.

NOTE 13 – RELATED PARTY TRANSACTIONS

In addition to the note payable discussed in Note 10, Wits Basin provides certain general and administrative services (primarily management salary and office rent) for the Company. Amounts charged to operations amounted to $54,151 and $53,997 for the years ended December 31, 2009 and 2008, respectively.

NOTE 14 – INCOME TAXES

The Company estimates that at December 31, 2009 it had cumulative net operating loss carryforwards for tax purposes of approximately $973,000 for both federal and state purposes. These carryforwards, if not used, will begin to expire in 2028. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Future ownership changes could significantly further limit the use of the net operating loss (NOL).

Significant components of the Company’s estimated deferred tax assets and liabilities at December 31:

	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$368,000	$216,000
Exploration rights	2,004,000	1,970,000
Foreign currency gains	(113,000)	(452,000)
Other	5,000	—
Total deferred tax asset	2,264,000	1,734,000
Valuation allowance	(2,264,000)	(1,734,000)
	$—	$—

The income tax provision consists of the following for the years ended December 31:

	2009	2008
Current tax provision	$—	$—
Deferred tax provision	(530,000)	(187,000)
Valuation allowance	530,000	187,000
Total income tax provision	$—	$—

Reconciliation between the statutory rate and the effective tax rate for the years ended December 31:

	2009	2008
Federal statutory tax rate	(34.0)%	(34.0)%
State taxes, net of federal benefit	(3.0)%	(3.0)%
Permanent differences	7.7%	10.8%
Valuation allowance	29.3%	26.2%
Effective tax rate	—	—

At December 31, 2009, the Company fully reserved its net deferred tax assets totaling $2,264,000, recognizing that the Company has incurred losses during the last several years and there is no assurance that future years will be profitable.

NOTE 15 – EARNINGS (LOSS) PER SHARE

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the years ended December 31:

	2009	2008
Basic earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(1,806,028)	$(712,528)
Weighted average of common shares outstanding	19,275,573	18,500,000

Basic net earnings (loss) per share	$(0.09)	$(0.04)

Diluted earnings (loss) per share calculation:
Net income (loss) per common shareholders	$(1,806,028)	$(712,528)
Basic weighted average common shares outstanding	19,275,573	18,500,000
Stock purchase warrants	(1)	(2)
Diluted weighted average common shares outstanding	19,275,573	18,500,000

Diluted net income (loss) per share	$(0.09)	$(0.04)
(1)
As of December 31, 2009, we had 4,130,000 shares of common stock issuable upon the exercise of outstanding warrants. These 4,130,000 shares were excluded from diluted weighted average outstanding shares amount for computing the net loss per common share, because the net effect would be antidilutive for each of the periods presented.

(2)	As of December 31, 2008, we had no stock options, warrants or reserved shares outstanding.

NOTE 16 – SUPPLEMENTAL CASH FLOW INFORMATION

	December 31,		September 28, 2004 (inception) to December 31,
	2009	2008	2009

Supplemental cash flow information:
Cash paid for interest	$—	$833	$833
Cash paid for income taxes	$—	$—	$—

Disclosure of non-cash investing and financing activities:
Long-term debt incurred for the purchase of Bates-Hunter Mine	$—	$6,156,251	$6,156,251
Advances from Wits Basin incurred for purchase of Bates-Hunter Mine	$—	$815,298	$815,298
Accrued expenses incurred in connection with purchase of Bates-Hunter Mine	$—	$307,500	$307,500
Offset to advances from Wits Basin for common stock purchase	$—	$(10)	$(10)
Issuance of common stock in lieu of payment on long-term debt	$250,000	$—	$250,000
Amounts due to Wits Basin reclassified as additional paid-in capital	$3,867,872	$—	$3,867,872
Amounts due to Wits Basin converted into a long-term note payable	$2,500,000	$—	$2,500,000
Accrued expenses converted into a convertible note payable	$451,590	$—	$451,590

NOTE 17 – SUBSEQUENT EVENTS

In January 2010, the Company accepted a subscription from an accredited investor for the sale of units consisting of 50,000 shares of the Company's common stock and a five-year warrant to purchase up to 50,000 shares of the Company's common stock (at an exercise price of $1.00 per share) for the purchase price of $0.50 per unit. The Company received gross proceeds from the sale of $25,000 as no commissions were paid on the transaction.

On March 22, 2010, our Board approved and adopted the 2010 Stock Option Plan, whereby 3,000,000 shares of the Company’s par value $0.001 common stock are held in reserve for issuance pursuant to the Plan.