Form 10-Q
period 2010-03-31
Standard Gold
filed 2010-05-07
CIK 773717

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of May 6, 2010, there were 22,890,649 shares of the Registrant’s common stock, par value $.001, outstanding.

STANDARD GOLD, INC.
FORM 10-Q
TABLE OF CONTENTS
MARCH 31, 2010

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	4

	Condensed Consolidated Balance Sheets -
	As of March 31, 2010 and December 31, 2009	4

	Condensed Consolidated Statements of Operations -
	For the three months ended March 31, 2010 and 2009	5

	Condensed Consolidated Statements of Cash Flows -
	For the three months ended March 31, 2010 and 2009	6

	Notes to the Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	16

Item 4T.	Controls and Procedures	19

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 6.	Exhibits	20

	Signatures	21

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain statements which are forward-looking in nature and are based on the current beliefs of our management as well as assumptions made by and information currently available to management, including statements related to the uncertainty of the quantity or quality of probable ore reserves, the fluctuations in the market price of such reserves, general trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this Form 10-Q, the words “may,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict” and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. These statements reflect our judgment as of the date of this Form 10-Q with respect to future events, the outcome of which is subject to risks.  We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectations, which may have a significant impact on our business, operating results, financial condition or your investment in our common stock, as described in Part I, Item 1A entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Readers are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent periodic reports filed with the Securities and Exchange Commission on Forms 10-K, 10-Q and 8-K.

STANDARD GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(unaudited)	(audited)
Assets
Current assets:
Cash	$138,555	$450,887

Property, plant and equipment, net	1,513,146	1,536,408
Mineral properties and development costs	5,660,726	5,660,726
Debt issuance costs, net	20,886	23,392
Total Assets	$7,333,313	$7,671,413

Liabilities and Shareholders’ Deficit
Current liabilities:
Convertible note payable, current portion	$150,000	$150,000
Current portion of long-term notes payable	750,000	600,000
Due to Wits Basin Precious Minerals Inc (majority shareholder)	22,600	51,921
Accounts payable	61,004	46,101
Accrued interest	181,771	71,630
Accrued expenses	453,073	383,315
Total current liabilities	1,618,448	1,302,967

Convertible note payable, long-term portion	319,923	314,923
Long-term note payable (majority shareholder)	1,250,000	1,400,000
Long-term note payable, net of discount	6,401,226	6,189,768
Total liabilities	9,589,597	9,207,658

Shareholders’ deficit:
Preferred stock, $1 par value, 50,000,000 shares authorized:
none issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized:
22,890,649 and 22,840,649 shares issued and outstanding
at March 31, 2010 and December 31, 2009, respectively	22,891	22,841
Additional paid-in capital	5,166,664	5,141,714
Accumulated deficit during exploration stage	(7,445,839)	(6,700,800)
Total shareholders’ deficit	(2,256,284)	(1,536,245)
Total Liabilities and Shareholders’ Deficit	$7,333,313	$7,671,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANDARD GOLD, INC.
(AN EXPLORATION STAGE COMPANY)

Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,		September 28, 2004 (inception) to March 31,
	2010	2009	2010

Revenues	$—	$—	$—

Operating expenses:
General and administrative	289,624	15,938	891,690
Exploration expenses	73,406	27,482	5,543,537
Depreciation and amortization	23,262	26,431	236,443
Loss on disposal of assets	—	—	12,362
Total operating expenses	386,292	69,851	6,684,032
Loss from operations	(386,292)	(69,851)	(6,684,032)

Other income (expense):
Other income	277	—	1,673
Interest expense	(147,566)	(90,427)	(857,934)
Foreign currency gain (loss)	(211,458)	130,896	94,454
Total other income (expense)	(358,747)	40,469	(761,807)
Loss from operations before income taxes	(745,039)	(29,382)	(7,445,839)

Income tax provision	—	—	—
Net loss	$(745,039)	$(29,382)	$(7,445,839)

Basic and diluted net loss per common share	$(0.03)	$—

Basic and diluted weighted average common shares outstanding	22,888,427	18,500,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANDARD GOLD, INC.
(AN EXPLORATION STAGE COMPANY)

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,		September 28, 2004 (inception) to March 31,
	2010	2009	2010
OPERATING ACTIVITIES:
Net loss	$(745,039)	$(29,382)	$(7,445,839)
Adjustments to reconcile net loss to cash
flows used in operating activities:
Depreciation and amortization	23,262	26,431	236,443
Amortization of imputed interest and discounts on long-term debt	5,000	90,427	598,868
Amortization of debt issuance costs	2,506	—	5,013
Loss (gain) on foreign currency	211,458	(130,896)	(94,454)
Loss on disposal of miscellaneous assets	—	—	12,362
Issuance of equity securities by Wits Basin (majority shareholder) for exploration expenses	—	—	334,950
Changes in operating assets and liabilities:
Accounts payable	14,903	15,425	61,004
Accrued expenses	179,899	206	778,934
Net cash used in operating activities	(308,011)	(27,789)	(5,512,719)

INVESTING ACTIVITIES:
Purchases of equipment	—	—	(143,628)
Net cash used in investing activities	—	—	(143,628)

FINANCING ACTIVITIES:
Payments on long-term debt	—	—	(491,106)
Cash proceeds from issuance of common stock, net	25,000	—	1,071,672
Checks written in excess of book funds	—	108	—
Advances from (payments to) Wits Basin (majority shareholder)	(29,321)	27,681	5,240,235
Debt issuance costs	—	—	(25,899)
Net cash provided by (used in) financing activities	(4,321)	27,789	5,794,902

Increase (decrease) in cash and cash equivalents	(312,332)	—	138,555
Cash and cash equivalents, beginning of period	450,887	1,655	—
Cash and cash equivalents, end of period	$138,555	$1,655	$138,555

Supplemental cash flow information:
Cash paid for interest	$29,918	$—	$30,751
Cash paid for income taxes	$—	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANDARD GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(unaudited)

NOTE 1 - NATURE OF BUSINESS

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

On September 11, 2009, we entered into a share exchange agreement with Hunter Bates Mining Corporation, a Minnesota corporation (“Hunter Bates”) and certain of its shareholders, in which its shareholders would exchange all of their capital securities into similar capital securities of ours. Hunter Bates was formed as a wholly owned subsidiary of Wits Basin Precious Minerals Inc., a Minnesota corporation and public reporting company quoted on the Over-the-Counter Bulletin Board under the symbol “WITM” (“Wits Basin”) to acquire the prior producing gold mine properties located in Central City, Colorado, known as the “Bates-Hunter Mine.” We consummated the share exchange with all of the Hunter Bates shareholders on September 29, 2009 (the “Share Exchange”).

Accordingly, the Share Exchange represented a change in control and Hunter Bates became a wholly owned subsidiary of ours. For accounting purposes, the Share Exchange has been accounted for as a reverse acquisition with Hunter Bates as the accounting acquirer (legal acquiree) and Standard Gold as the accounting acquiree (legal acquirer).  Upon effectiveness of the Share Exchange, we adopted the business model of Hunter Bates and as such have become a stand-alone minerals exploration and development company with a focus on gold projects.

Throughout this Report, Standard Gold, Inc., and our wholly owned subsidiary Hunter Bates and its wholly owned subsidiary Gregory Gold Producers, Inc., a Colorado corporation (“Gregory Gold”) will be referred collectively to as “we,” “us,” “our,” “Standard Gold” or the “Company.”

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

As of the date of this Report, our only assets are the Bates-Hunter Mine property and minimal assets held in Gregory Gold and we do not claim to have any mineral reserves at the Bates-Hunter Mine. Furthermore, we possess only a few pieces of equipment and employ insufficient numbers of personnel necessary to actually explore and/or mine for minerals; we therefore remain substantially dependent on third party contractors to perform such operations. No further exploration activities will be conducted at the Bates-Hunter Mine until such time as funds become available. In addition to the Bates-Hunter Mine, we also seek to find, develop, produce and sell other gold mine assets.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K filed March 26, 2010.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year as a whole.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share are as follows:
	Three Months Ended March 31,
	2010	2009
Basic earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(745,039)	$(29,382)
Weighted average of common shares outstanding	22,888,427	18,500,000

Basic net earnings (loss) per share	$(0.03)	$—

Diluted earnings (loss) per share calculation:
Net income (loss) per common shareholders	$(745,039)	$(29,382)
Basic weighted average common shares outstanding	22,888,427	18,500,000
Options, convertible debentures and warrants	(1)	(2)
Diluted weighted average common shares outstanding	22,888,427	18,500,000

Diluted net earnings (loss) per share	$(0.03)	$—

(1)
As of March 31, 2010, we had (i) 4,180,000 shares of common stock issuable upon the exercise of outstanding warrants. These 4,180,000 shares, which would be reduced by applying the treasury stock method, were excluded from diluted weighted average outstanding shares amount for computing the net loss per common share, because the net effect would be antidilutive for each of the periods presented. Effective March 22, 2010, the Board of Directors authorized the 2010 Stock Incentive Plan with 3,000,000 shares available for issuance. No issuances were granted out of the Plan as of March 31, 2010.

(2)	As of March 31, 2009, we had no stock options, warrants or reserved shares outstanding.

NOTE 4 – COMPANY’S CONTINUED EXISTENCE

The accompanying condensed consolidated financial statements have been prepared in conformity with US GAAP, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the three months ended March 31, 2010, we incurred losses from operations of $745,039. At March 31, 2010, we had an accumulated deficit of $7,445,839 and a working capital deficit of $1,479,893. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the fourth quarter of 2009 and first quarter of 2010, we raised aggregate gross proceeds of $840,000 from the sale of common stock and warrants pursuant to a private placement. We believe that future private placements of equity capital and debt financing are needed to fund our long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash.  If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If we are unable to obtain the necessary capital, we may have to cease operations.

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

	March 31,	December 31,
	2010	2009
Land	$329,280	$329,280
Buildings	1,206,954	1,206,954
Equipment	199,694	199,694
Less accumulated depreciation	(222,782)	(199,520)
	$1,513,146	$1,536,408

NOTE 6 – MINERAL PROPERTIES AND DEVELOPMENT COSTS

As of March 31, 2010, we own one wholly owned mining property known as the Bates-Hunter Mine, which was purchased in June 2008. Since the purchase, we have not commenced any mining operations due to the lack of funding and therefore, we have not recorded any amortization expense nor have we determined that any impairment has occurred for the period ended March 31, 2010. Components of our mineral properties and development costs are as follows:

Bates-Hunter Mine	March 31, 2010	December 31, 2009
Mining claims (1)	$5,657,383	$5,657,383
Mining permits (2)	3,343	3,343
	$5,660,726	$5,660,726

(1)	We acquired some surface rights and some mining rights to 22 parcels located in Gilpin County, Colorado.
(2)	We acquired various mining, special use, water discharge, stormwater and drilling permits, all of which require renewal at various times.

NOTE 7 – DEBT ISSUANCE COSTS

We recorded debt issuance costs with respect to legal services incurred relating to the Cabo convertible promissory note issued in 2009 (see Note 8 – Convertible Note Payable). Debt issuance costs are being amortized on a straight-line basis (which approximates the effective interest method) over the term of the corresponding debt.

The following table summarizes the amortization of debt issuance costs:

	March 31,	December 31,
	2010	2009
Debt issuance costs, net, beginning of period	$23,392	$—
Add: additional debt issuance costs	—	25,899
Less: amortization of debt issuance costs	(2,506)	(2,507)
Debt issuance costs, net, end of period	$20,886	$23,392

Future annual amortization is scheduled to be as follows for the years ending December 31:

2010 — Remaining	$7,520
2011	10,026
2012	3,340
Total	$20,886

NOTE 8  – CONVERTIBLE NOTE PAYABLE

On April 28, 2009, Wits Basin entered into a convertible debenture with Cabo Drilling (America) Inc., a Washington corporation formerly known as Advanced Drilling, Inc (“Cabo”), pursuant to which Wits Basin issued to Cabo a 12% Convertible Debenture dated April 27, 2009 (the “Debenture”), in the principal amount of $511,590. As this obligation stems from work completed on and around the Bates-Hunter Mine property and is secured by our property (as referenced below), for accounting purposes it is reflected on our financial statements. The Debenture has a maturity date of April 27, 2012, with scheduled payments of $150,000 due each anniversary with a final payment due of the remaining balance on the third anniversary. The Debenture is convertible at the option of the holder at any time into shares of Wits Basin common stock at a conversion price of $0.20 per share, subject to standard anti-dilutive adjustments. Any future conversion of this Debenture into Wits Basin common stock would be recorded as a reclass to “Due to Wits Basin” on our books. The Debenture was issued to Cabo in satisfaction of an outstanding payable totaling $451,590 for drilling services performed relating to the Bates-Hunter Mine property. The difference between the face amount of the Debenture and the outstanding payable totaling $60,000 is treated as a discount to the debt and is being amortized to interest expense over the 3-year term of the Debenture.

Hunter Bates has guaranteed Wits Basin’s obligations under the Debenture, and further entered into that certain Deed of Trust to Public Trustee, Mortgage, Security Agreement, Assignment of Production and Proceeds, Financing Statement and Fixture Filing to provide security for the obligations under the Debenture.

Summary

The following table summarizes the convertible note balance:

Balance at December 31, 2008	$—
Add: conversion of accrued expenses and additional interest charge	451,590
Add: amortization of debt discount	13,333
Balance at December 31, 2009	464,923
Add: amortization of debt discount	5,000
Less: principal payments	—
Balance at March 31, 2010	469,923
Less: current portion	(150,000)
Long-term portion	$319,923

As of March 31, 2010, the outstanding principal balance is $511,590 with accrued interest of $58,531.

NOTE 9 – LONG-TERM NOTES PAYABLE

Long-term limited recourse promissory note – Otten

On June 12, 2008, Hunter Bates completed the acquisition of the Bates-Hunter Mine properties, which included land, buildings, equipment, mining claims and permits, financed through a limited recourse promissory note of Hunter Bates payable to Mr. George Otten (on behalf of all of the Sellers) in the principal amount of Cdn$6,750,000 (the “Otten Note”). The Otten Note required an initial payment of Cdn$250,000 due by December 1, 2008, which was ultimately paid on November 13, 2009. As of March 31, 2010, the outstanding principal balance is Cdn$6,500,000 (approximately $6,401,226 US).

Commencing on April 1, 2010, a quarterly installment of accrued interest plus a Production Revenue Payment (as defined below) becomes payable. The Otten Note was interest-free until January 1, 2010, and from such date the interest is at a rate of 6% per annum, with a maturity date of December 31, 2015.  The Otten Note balance reflected a discount (valued at $580,534 and fully amortized to interest expense as of December 31, 2009) relating to the recourse note being non-interest bearing until the first payment in 2010. Hunter Bates’ payment obligations under the Otten Note is secured by a deed of trust relating to all of the property acquired in favor of Gilpin County Public Trustee for the benefit of Mr. Otten. Hunter Bates is required to make quarterly principal repayments (each a “Production Revenue Payment”) beginning April 1, 2010, which payment(s) shall equal:

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

The Company has not made the quarterly interest payment at the date of this report, which was due on April 1, 2010. The Company is currently in discussions with Otten regarding an extension.

The following table summarizes the Otten long-term limited recourse promissory note in US Dollars:

Balance at December 31, 2008	$5,139,637
Add: unrealized foreign currency loss from the Otten limited recourse note	916,170
Add: amortization of original issue discount	375,067
Less: principal payments	(241,106)
Balance at December 31, 2009	6,189,768
Add: unrealized foreign currency loss from the Otten limited recourse note	211,458
Less: principal payments	—
Balance at March 31, 2010	$6,401,226

Long-term related party promissory note – Wits Basin

In August 2009, Hunter Bates issued a note payable in favor of Wits Basin (at which time held 100% of the equity interest in Hunter Bates) in the principal amount of $2,500,000 (the “Wits Basin Note”) in consideration of various start-up and developments costs and expenses incurred by Wits Basin on its behalf while Hunter Bates and Gregory Gold were consolidated, wholly owned subsidiaries of Wits Basin. The aggregate amount of start-up and developments costs and expenses incurred by Wits Basin prior to the Share Exchange was $6,367,872 with the remaining balance of $3,867,872 being credited to additional paid in capital. The Wits Basin Note is due on December 31, 2013, and calls for quarterly payments of $150,000 starting on March 31, 2010. Interest accrues at a rate of 6% compounded per annum.  In the event Hunter Bates generates net revenues in excess of $2,000,000 during any fiscal year or completes one or more financings in the aggregate amount of $10,000,000, Hunter Bates’ payment obligations under the Wits Basin Note will, at the option of Wits Basin, accelerate and become due and payable.

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

For the three months ended March 31, 2010, interest expense of $29,589 has been charged to operations and is included in accrued interest.

The following table summarizes the Wits Basin long-term note payable:

Balance at December 31, 2008	$—
Add: issuance of note	2,500,000
Less: principal payments	(500,000)
Balance at December 31, 2009	2,000,000
Less: principal payments	—
Balance at March 31, 2010	2,000,000
Less: current portion	(750,000)
Long-term portion	$1,250,000

Current maturity summary of all long-term debt

For all long-term debt, the scheduled annual maturities for the years ending December 31 are as follows:

2010 — Remaining	$600,000
2011	600,000
2012	600,000
2013	2,366,570
2014	2,166,570
Thereafter	2,068,086
Total	$8,401,226

NOTE 10 - SHAREHOLDERS’ EQUITY

Common Stock Issuances

During the three months ended March 31, 2010, we issued 50,000 shares of our unregistered common stock in a private placement offering to an accredited investor (as that term is defined under Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)) at $0.50 per unit, each unit consisting of one share of our common stock, par value $0.001 per share, and one five-year warrant to purchase a share of common stock at an exercise price of $1.00 per share, resulting in net proceeds of $25,000.

Option Grants

On March 22, 2010, our Board approved and adopted the 2010 Stock Option Plan, whereby 3,000,000 shares of the Company’s par value $0.001 common stock are held in reserve for issuance pursuant to the Plan. No issuances were granted out of the Plan as of March 31, 2010.

Stock Warrants

In connection with a private placement that was completed in January 2010 (noted above), the Company issued stock warrants to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $1.00 per share.

The following table summarizes information about the Company’s stock warrants outstanding:

	Number	Weighted Average Exercise Price	Range of Exercise Price	Weighted Remaining Contractual Life
Outstanding at December 31, 2009	4,130,000	$0.64	$0.01 – 1.00
	—
Granted	50,000	1.00	1.00
Cancelled or expired	—	—	—
Exercised	—	—	—
Outstanding at March 31, 2010	4,180,000	$0.64	$0.01 – 1.00	4.5 years

Warrants exercisable at March 31, 2010	4,180,000	$0.64	$0.01 – 1.00

NOTE 11 – EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-01, “Equity (Topic 505-10): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force).”  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed if not a stock dividend for purposes of applying Topics 505 and 260. This is effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. There is no effect on the financial statements from the current adoption of this guidance.

In   January 2010, the FASB issued ASU 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary.”  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. There is no effect on the financial statements from the current adoption of this guidance.

In January 2010, the FASB issued ASU 2010-6, “Improving Disclosures about Fair Value Measurements.” This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-6 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

NOTE 12 – RELATED PARTY TRANSACTIONS

In addition to the note payable discussed in Note 9, Wits Basin provides certain general and administrative services (primarily management salary and office rent) for the Company. Amounts charged to operations amounted to $10,519 and $22,600 for the three months ended March 31, 2009 and 2010, respectively.

NOTE 13 – SUBSEQUENT EVENTS

On April 1, 2010, the Company entered into an employment agreement (the “Employment Agreement”) with Stephen E. Flechner, age 67, to serve as its President commencing on such date.  The term of the Employment Agreement is for a period of one year, with automatic one-year renewals, subject to either party’s right to terminate upon 30-day written notice.  Pursuant to the Employment Agreement, Mr. Flechner is entitled to a base salary of $10,000 per month, and is eligible for an annual bonus at the discretion of the Company’s compensation committee (or the Company’s board in the absence of a compensation committee).  In the event Mr. Flechner is terminated by the Company for any reason other than death or for “Cause” (as defined in the Employment Agreement), he will be entitled to receive his accrued and unpaid compensation to the time of the termination plus a severance payment of $60,000, provided that in the event such termination occurs within three months of commencement of employment, such severance payment shall be equal to $20,000 multiplied by the number of full months of employment Mr. Flechner has completed with the Company as of such termination date.  The Employment Agreement includes standard confidentiality provisions, as well as a one-year non-solicitation provision and a one-year non-competition provision.

Pursuant to the Employment Agreement, the Company and Mr. Flechner also entered into a Stock Option Agreement, whereby the Company issued Mr. Flechner a ten-year option to purchase 800,000 shares of the Company’s common stock at an exercise price of $0.90 per share, which was the closing price of the Company’s common stock on April 1, 2010.  The option is subject to the terms of the Company’s 2010 Stock Incentive Plan (effective March 22, 2010, the Board of Directors authorized the 2010 Stock Incentive Plan with 3,000,000 shares available for issuance (the “Plan”)), and vests in three equal annual installments, with the first tranche vesting on April 1, 2010.  The vesting of the option shall accelerate (i) at such time the closing price of the Company’s common stock (as quoted on the OTCBB or an exchange) remains at or above $3.00 per share for 30 consecutive days, (ii) upon Mr. Flechner’s death, (iii) upon the occurrence of a Change of Control (as defined in the Employment Agreement or (iv) upon the termination of employment for any reason other than Cause.

During the months of January 2010 through March 2010, Mr. Flechner provided services to the Company on an outside consulting basis and was paid an aggregate of $30,000 in the form of consulting fees.

On April 1, 2010, the Company entered into a Stock Option Agreement with its Chief Executive Officer, Stephen D. King, whereby the Company issued Mr. King a ten-year option to purchase 800,000 shares of the Company’s common stock at an exercise price of $0.90 per share, which was the closing price of the Company’s common stock on April 1, 2010.  The option is subject to the terms of the Plan, and vests in three equal annual installments with the first tranche vesting on April 1, 2010.  The vesting of the option shall accelerate (i) upon Mr. King’s death or (ii) upon the occurrence of a Change of Control (as defined in the option agreement).  Immediately upon grant, Mr. King transferred his rights to the Stock Option Agreement to his spouse, Deborah King.

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations

The following management discussion and analysis of financial condition and results of operations should be read in connection with the accompanying unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Report and the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2009.

OVERVIEW

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

Accordingly, the Share Exchange represented a change in control and Hunter Bates became a wholly owned subsidiary of ours. For accounting purposes, the Share Exchange has been accounted for as a reverse acquisition with Hunter Bates as the accounting acquirer (legal acquiree) and Standard Gold as the accounting acquiree (legal acquirer).  Upon effectiveness of the Share Exchange, we adopted the business model of Hunter Bates and as such have become a stand-alone minerals exploration and development company with a focus on gold projects.

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

As of the date of this Report, our only assets are the Bates-Hunter Mine property and minimal assets held in Gregory Gold and we do not claim to have any mineral reserves at the Bates-Hunter Mine. Furthermore, we possess only a few pieces of equipment and employ insufficient numbers of personnel necessary to actually explore and/or mine for minerals; we therefore remain substantially dependent on third party contractors to perform such operations.

We previously hired two Canadian drilling companies who completed approximately 12,000 feet of surface drilling, which provided detailed data, which has been added to our existing 3-D map of the region. With the surface drilling program completed in August 2008, no further exploration activities have been conducted at the Bates-Hunter Mine; only property and safekeeping processes are being done until such time as sufficient funds have been acquired to resume exploration activities.

In addition to the Bates-Hunter Mine, we are actively seeking to discover other gold mine properties, both domestic and international.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009.

Revenues

We had no revenues from operations for the three months ended March 31, 2010 and 2009. Furthermore, we do not anticipate having any significant future revenues until an economic mineral deposit is discovered or unless we make further acquisitions or complete other mergers or joint ventures with business models that produce such results.

Operating Expenses

General and administrative expenses were $289,624 for the three months ended March 31, 2010 as compared to $15,938 for the same period in 2009. The significant increase in 2010 primarily represents our engaging of consultants. Of the $289,624 in 2010, we recorded $232,100 in consulting expenses, which included services provided by market makers, the services of Stephen E. Flechner (who we hired to be our President effective April 1, 2010) and the management fees charged to us by Wits Basin. We anticipate that our operating expenses will continue to increase for the remainder of the year as we continue to build the infrastructure of the Company in order to proceed with development of the Bates-Hunter project and other gold projects we discover.

Exploration expenses were $73,406 for the three months ended March 31, 2010 as compared to $27,482 for the same period in 2009. Exploration expenses relate to the cash expenditures being reported for our maintenance work at the Bates-Hunter project (the last drilling accomplished at the Bates-Hunter was in August of 2008) and for due diligence on other gold projects. In 2009, the Company was only maintaining the Bates-Hunter project, while in 2010, we continued to maintain the property and have performed some due diligence on some other possible gold projects. Depending upon our success in obtaining dedicated funds and the timeframe for receipt of such funds, we anticipate the rate of spending for fiscal 2010 exploration expenses to increase over 2009 expenses.

Depreciation and amortization expenses were $23,262 for the three months ended March 31, 2010 as compared to $26,431 for the same period in 2009, which represents depreciation of fixed assets for the mine itself and equipment purchased for work being performed at the Bates-Hunter Mine. We anticipate that our depreciation expense will remain at or near current levels over the next fiscal year.

Other Income and Expenses

Our other income and expense consists of interest income, interest expense and non-cash foreign currency adjustments. Interest income for the three months ended March 31, 2010 was $277 compared to $0 for the same period in 2009. We expect that future interest income will remain low during the next twelve months if our cash balances remain low.

Interest expense for the three months ended March 31, 2010 was $147,566 compared to $90,427 for the same period in 2009. The 2010 amount relates to the interest due on all three of our notes payable: (i) the Otten Note (the limited recourse promissory note for Cdn$6,750,000), which was interest-free until January 1, 2010, and from such date accrues interest at a rate of 6% per annum, (ii) in April 2009, we entered into a 12% Convertible Debenture with Cabo Drilling (America) Inc., in the principal amount of $511,590, and (iii) in August 2009, Hunter Bates issued a note payable in favor of Wits Basin (at which time held 100% of the equity interest in Hunter Bates) in the principal amount of $2,500,000 in consideration of various start-up and developments costs and expenses incurred by Wits Basin on its behalf while Hunter Bates and Gregory Gold were consolidated, wholly owned subsidiaries of Wits Basin. The 2009 amount was the amortization of imputed interest discount on the Otten Note. We anticipate that interest expense will continue at this level for the remainder of 2010.

With the consummation of the Bates-Hunter Mine acquisition in June 2008, we are recording direct non-cash foreign currency exchange gains and losses due to our dealings with the limited recourse promissory note, which is payable in Canadian Dollars.  We recorded a loss of $211,458 for the three months ended March 31, 2010, and a gain of $130,896 for the same period in 2009 due to the fluctuation of the exchange rate between the US Dollar and the Canadian Dollar. We will continue to see gains and losses for foreign currency in future periods as long as the Otten Note is outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements through private placements of our equities and advances from Wits Basin. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had a working capital deficit of $1,479,893 at March 31, 2010. Cash and cash equivalents were $138,555 at March 31, 2010, representing a decrease of $312,332 from the cash and cash equivalents of $450,887 at December 31, 2009.

We have engaged a number of consultants to assist us in public relations and marketing and have hired an individual to become our President effective April 1, 2010, and as such, our cash reserves will not be sufficient to meet our operational needs and thus, we need to raise additional capital to pay for our operational expenses. Our basic operational expenses are estimated at approximately $30,000 per month and we continue to have our debt service commitments. If we are not able to raise additional working capital, whether from affiliated entities or third parties, we may have to cutback on operational expenditures or cease operations altogether.

For the three months ended March 31, 2010 and 2009, we had net cash used in operating activities of $308,011 and $27,789, respectively. During 2010, the significant increase over 2009 is due to our engagement of a number of consultants, both for marketing and for strategic planning and our due diligence on a number of other gold properties. During 2009, we mainly performed maintenance activities only at the Bates-Hunter Mine site.

For the three months ended March 31, 2010, we had net cash used in financing activities of $4,321 and for the same period in 2009, we had net cash provided by financing activities of $27,789. During 2010, we issued 50,000 shares of our unregistered common stock through a private placement unit offering at $0.50 per unit, each unit consisting of one share of our common stock, par value $0.001 per share, and one five-year warrant to purchase a share of common stock at an exercise price of $1.00 per share, resulting in net cash proceeds of $25,000. This amount was offset by a repayment of a Wits Basin advance of $29,321. During 2009, Wits Basin provided our capital requirements and in 2010, some of these funds were paid back.

The following table summarizes our debt as of March 31, 2010:

O/S Amount		Accrued Interest	Maturity Date	Type
$511,590		$58,531	April 27, 2012	Convertible (1)
$2,000,000	(2)	$29,589	December 31, 2013	Conventional
$6,401,226	(3)	$93,651	December 31, 2015	Conventional

(1)	Cabo Debenture convertible at $0.20 per share into shares of Wits Basin common stock.
(2)
Hunter Bates issued a note payable in favor of Wits Basin, in the principal amount of $2,500,000 in consideration of various start-up and development costs and expenses incurred by Wits Basin on Hunter Bates’ behalf while it was a consolidated, wholly owned subsidiary of Wits Basin.

(3)	The limited recourse promissory note of Hunter Bates payable to Mr. Otten began accruing interest at a rate of 6% per annum on January 1, 2010, due quarterly beginning April 1, 2010.

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

OFF BALANCE SHEET ARRANGEMENTS

During the three months ended March 31, 2010, we did not engage in any off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 4T.  Controls and Procedures

Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of March 31, 2010.

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

On September 29, 2009, we completed a reverse acquisition transaction with Hunter Bates Mining Corporation, a privately held company, whereby we adopted Hunter Bates business. As the financial statements and information relating to Hunter Bates Mining Corporation now constitute the financial statements and information of the “Company,” a meaningful evaluation of the effectiveness of internal controls as of March 31, 2010 would need to have been focused on the internal controls of Hunter Bates Mining Corporation.  As there was no practical opportunity to conduct an assessment of the internal controls of Hunter Bates Mining Corporation as of that same date, management has decided to exclude Hunter Bates Mining Corporation from its evaluation of its controls and procedures and internal controls over financial reporting, and thus limit its evaluation to the controls and procedures and internal controls of Standard Gold, Inc. as of and during such period.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A. Risk Factors

The most significant risk factors applicable to the Company are described in Part I Item 1A entitled “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Form 10-K”).  There have been no material changes to the risk factors previously disclosed in the 2009 Form 10-K.  The risks described in the 2009 Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to management may materially adversely affect the Company’s business, financial condition, and/or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2010, the Company accepted a subscription from an accredited investor for the sale by the Company of 50,000 shares of the Company's common stock and a five-year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.00 per share for a unit price of $0.50. The Company received gross proceeds from the sale of $25,000. No commissions were paid on the transaction.

For this issuance, the Company relied on the exemption from federal registration under Section 4(2) of the Securities Act of 1933, and/or Rule 506 promulgated thereunder. The Company relied on this exemption and/or the safe harbor rule thereunder based on the fact that (i) there was one investor and such investor had knowledge and experience in financial and business matters such that it was capable of evaluating the risks of the investment, and (ii) the Company has obtained a subscription agreement from the investor indicating that he is an accredited investor.

Item 3.    Defaults Upon Senior Securities

None.

Item 6.    Exhibits

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation, effective December 7, 2009 (incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended December 31, 2009).
3.2	Amended and Restated By-Laws effective January 12, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 13, 2010).
10.1	2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2010).
31.1**	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** Filed herewith electronically

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Standard Gold, Inc.

Date: May 6, 2010

	By:	/s/ Stephen D. King
Stephen D. King
Chief Executive Officer

	By:	/s/ Mark D. Dacko
Mark D. Dacko
Chief Financial Officer