Form 10-Q
period 2010-06-30
Standard Gold
filed 2010-08-13
CIK 773717

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☐ No ☒

As of August 12, 2010, there were 23,190,649 shares of the Registrant’s common stock, par value $.001, outstanding.

STANDARD GOLD, INC.
FORM 10-Q
TABLE OF CONTENTS
JUNE 30, 2010

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	4

	Condensed Consolidated Balance Sheets -
	As of June 30, 2010 and December 31, 2009	4

	Condensed Consolidated Statements of Operations -
	For the three months and six months ended
	June 30, 2010 and June 30, 2009	5

	Condensed Consolidated Statements of Cash Flows -
	For the six months ended
	June 30, 2010 and June 30, 2009	6

	Notes to the Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	17

Item 4T.	Controls and Procedures	20

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 6.	Exhibits	22

	Signatures	23

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

STANDARD GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(unaudited)	(audited)
Assets
Current assets:
Cash	$1,716	$450,887
Prepaid expenses	157,117	—
Total current assets	158,833	450,887

Property, plant and equipment, net	1,491,326	1,536,408
Mineral properties and development costs	5,660,726	5,660,726
Debt issuance costs, net	18,380	23,392
Total Assets	$7,329,265	$7,671,413

Liabilities and Shareholders’ Deficit
Current liabilities:
Convertible note payable, current portion	$300,000	$150,000
Current portion of long-term notes payable	900,000	600,000
Due to Wits Basin Precious Minerals Inc (majority shareholder)	72,200	51,921
Accounts payable	104,564	46,101
Accrued interest	321,052	71,630
Accrued expenses	501,156	383,315
Total current liabilities	2,198,972	1,302,967

Convertible note payable, long-term portion	174,923	314,923
Long-term note payable (majority shareholder)	1,100,000	1,400,000
Long-term note payable, net of discount	6,187,883	6,189,768
Total liabilities	9,661,778	9,207,658

Shareholders’ deficit:
Preferred stock, $1 par value, 50,000,000 shares authorized:
none issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized:
23,190,649 and 22,840,649 shares issued and outstanding
at June 30, 2010 and December 31, 2009, respectively	23,191	22,841
Additional paid-in capital	6,066,364	5,141,714
Accumulated deficit during exploration stage	(8,422,068)	(6,700,800)
Total shareholders’ deficit	(2,332,513)	(1,536,245)
Total Liabilities and Shareholders’ Deficit	$7,329,265	$7,671,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANDARD GOLD, INC.
(AN EXPLORATION STAGE COMPANY)

Condensed Consolidated Statements of Operations
(unaudited)

					September 28, 2004
	Three Months Ended		Six Months Ended		(inception)
	June 30,		June 30,		to June 30,
	2010	2009	2010	2009	2010
Revenues	$—	$—	$—	$—	$—

Operating expenses:
General and administrative	926,705	14,582	1,216,329	30,520	1,818,395
Exploration expenses	84,277	21,515	157,683	48,997	5,627,814
Depreciation and amortization	21,820	26,431	45,082	52,862	258,263
Loss on disposal of assets	—	—	—	—	12,362
Total operating expenses	1,032,802	62,528	1,419,094	132,379	7,716,834
Loss from operations	(1,032,802)	(62,528)	(1,419,094)	(132,379)	(7,716,834)

Other income (expense):
Other income	18	—	295	—	1,691
Interest expense	(156,788)	(148,921)	(304,354)	(239,348)	(1,014,722)
Foreign currency gain (loss)	213,343	(478,217)	1,885	(347,321)	307,797
Total other income (expense)	56,573	(627,138)	(302,174)	(586,669)	(705,234)
Loss from operations before income taxes	(976,229)	(689,666)	(1,721,268)	(719,048)	(8,422,068)

Income tax provision	—	—	—	—	—
Net loss	$(976,229)	$(689,666)	$(1,721,268)	$(719,048)	$(8,422,068)

Basic and diluted net loss per common share	$(0.04)	$(0.04)	$(0.07)	$(0.04)

Basic and diluted weighted average common shares outstanding	23,022,517	18,500,000	22,955,472	18,500,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANDARD GOLD, INC.
(AN EXPLORATION STAGE COMPANY)

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,		September 28, 2004 (inception) to June 30,
	2010	2009	2010
OPERATING ACTIVITIES:
Net loss	$(1,721,268)	$(719,048)	$(8,422,068)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	45,082	52,862	258,263
Amortization of imputed interest and discounts on long-term debt	10,000	183,212	603,868
Amortization of prepaid consulting fees related to issuance of warrants and common stock	150,000	—	150,000
Amortization of debt issuance costs	5,012	—	7,519
Compensation expense related to stock options	600,000	—	600,000
Loss (gain) on foreign currency	(1,885)	347,321	(307,797)
Loss on disposal of miscellaneous assets	—	—	12,362
Issuance of equity securities by Wits Basin (majority shareholder) for exploration expenses	—	—	334,950
Changes in operating assets and liabilities:
Prepaid expenses	(7,117)	—	(7,117)
Accounts payable	58,463	(2,708)	104,564
Accrued expenses	367,263	64,189	966,298
Net cash used in operating activities	(494,450)	(74,172)	(5,699,158)

INVESTING ACTIVITIES:
Purchases of equipment	—	—	(143,628)
Net cash used in investing activities	—	—	(143,628)

FINANCING ACTIVITIES:
Payments on long-term debt	—	—	(491,106)
Cash proceeds from issuance of common stock, net	25,000	—	1,071,672
Advances from (payments to) Wits Basin (majority shareholder)	20,279	73,614	5,289,835
Debt issuance costs	—	—	(25,899)
Net cash provided by financing activities	45,279	73,614	5,844,502

Increase (decrease) in cash and cash equivalents	(449,171)	(558)	1,716
Cash and cash equivalents, beginning of period	450,887	1,655	—
Cash and cash equivalents, end of period	$1,716	$1,097	$1,716

Supplemental cash flow information:
Cash paid for interest	$29,918	$—	$30,751
Cash paid for income taxes	$—	$—	$—
Issuance of common stock for prepaid consulting fees	$300,000	$—	$300,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANDARD GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(unaudited)

NOTE 1 - NATURE OF BUSINESS

Standard Gold, Inc. (formerly known as Princeton Acquisitions, Inc.) was incorporated in the State of Colorado on July 10, 1985, as a blind pool or blank check company. From the date of our incorporation until September 29, 2009, our business model was to complete a merger with, or acquisition of a private company, partnership or sole proprietorship without any particular industry or geographical location preference.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K filed March 26, 2010.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year as a whole.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(976,229)	$(689,666)	$(1,721,268)	$(719,048)
Weighted average of common shares outstanding	23,022,517	18,500,000	22,955,472	18,500,000

Basic net earnings (loss) per share	$(0.04)	$(0.04)	$(0.07)	$(0.04)

Diluted earnings (loss) per share calculation:
Net income (loss) per common shareholders	$(976,229)	$(689,666)	$(1,721,268)	$(719,048)
Basic weighted average common shares outstanding	23,022,517	18,500,000	22,955,472	18,500,000
Options, convertible debentures and warrants	(1)	(2)	(1)	(2)
Diluted weighted average common shares outstanding	23,022,517	18,500,000	22,955,472	18,500,000

Diluted net earnings (loss) per share	$(0.04)	$(0.04)	$(0.07)	$(0.04)

(1)
As of June 30, 2010, we had (i) 4,180,000 shares of common stock issuable upon the exercise of outstanding warrants and (ii) 1,600,000 shares of common stock upon the exercise of outstanding options. These 5,780,000 shares, which would be reduced by applying the treasury stock method, were excluded from diluted weighted average outstanding shares amount for computing the net loss per common share, because the net effect would be antidilutive for each of the periods presented.

(2)	As of June 30, 2009, we had no stock options, warrants or shares reserved outstanding.

NOTE 4 – COMPANY’S CONTINUED EXISTENCE

The accompanying condensed consolidated financial statements have been prepared in conformity with US GAAP, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the six months ended June 30, 2010, we incurred losses from operations of $1,721,268. At June 30, 2010, we had an accumulated deficit of $8,422,068 and a working capital deficit of $2,040,139. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. We believe that future private placements of equity capital and debt financing are needed to fund our long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash.  If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If we are unable to obtain the necessary capital, we may have to cease operations.

NOTE 5 – PREPAID EXPENSES

Prepaid expenses consist of two components: prepaid consulting fees and other prepaid expenses. The prepaid consulting fees include the calculated fair value of 300,000 shares of common stock issued ($300,000) to a consultant on May 21, 2010, for various services that we do not have the internal infrastructure to perform, with the amortization periods coinciding with terms of the agreement. The other prepaid expenses contain amounts we have prepaid for general and administrative purposes and are being expensed as utilized. Components of prepaid expenses are as follows:

	June 30,	December 31,
	2010	2009
Prepaid consulting fees	$150,000	$—
Other prepaid expenses	7,117	—
	$157,117	$—

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Prior to our acquisition of the Bates-Hunter Mine in June 2008, Gregory Gold made purchases of various pieces of equipment necessary to operate and de-water the Bates-Hunter Mine property. After the acquisition, we now have additional assets of land, buildings and other additional equipment all related to the Bates-Hunter Mine. Depreciation on our assets is calculated on a straight-line method over the estimated useful life, presently ranging from two to twenty years.  Components of our property, plant and equipment are as follows:

	June 30,	December 31,
	2010	2009
Land	$329,280	$329,280
Buildings	1,206,954	1,206,954
Equipment	199,694	199,694
Less accumulated depreciation	(244,602)	(199,520)
	$1,491,326	$1,536,408

NOTE 7 – MINERAL PROPERTIES AND DEVELOPMENT COSTS

As of June 30, 2010, we own one wholly owned mining property known as the Bates-Hunter Mine, which was purchased in June 2008. Since the purchase, we have not commenced any mining operations due to the lack of funding and therefore, we have not recorded any amortization expense nor have we determined that any impairment has occurred for the period ended June 30, 2010. Components of our mineral properties and development costs are as follows:

Bates-Hunter Mine	June 30, 2010	December 31, 2009
Mining claims (1)	$5,657,383	$5,657,383
Mining permits (2)	3,343	3,343
	$5,660,726	$5,660,726

(1)	We acquired some surface rights and some mining rights to 22 parcels located in Gilpin County, Colorado.
(2)	We acquired various mining, special use, water discharge, stormwater and drilling permits, all of which require renewal at various times.

NOTE 8 – DEBT ISSUANCE COSTS

We recorded debt issuance costs with respect to legal services incurred relating to the Cabo convertible promissory note issued in 2009 (see Note 9 – Convertible Note Payable). Debt issuance costs are being amortized on a straight-line basis (which approximates the effective interest method) over the term of the corresponding debt.

The following table summarizes the amortization of debt issuance costs:

	June 30,	December 31,
	2010	2009
Debt issuance costs, net, beginning of period	$23,392	$—
Add: additional debt issuance costs	—	25,899
Less: amortization of debt issuance costs	(5,012)	(2,507)
Debt issuance costs, net, end of period	$18,380	$23,392

Future annual amortization is scheduled to be as follows for the years ending December 31:

2010 — Remaining	$5,014
2011	10,026
2012	3,340
Total	$18,380

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

On April 22, 2010, we made a $15,000 penalty payment to Cabo in order to receive an extension on the first $150,000 anniversary payment due April 27, 2010. The Company currently is in negotiations with Cabo on some type of security to be offered to them to insure they will receive this anniversary payment.

Hunter Bates has guaranteed Wits Basin’s obligations under the Debenture, and further entered into that certain Deed of Trust to Public Trustee, Mortgage, Security Agreement, Assignment of Production and Proceeds, Financing Statement and Fixture Filing to provide security for the obligations under the Debenture.

Summary

The following table summarizes the convertible note balance:

Balance at December 31, 2008	$—
Add: conversion of accrued expenses and additional interest charge	451,590
Add: amortization of debt discount	13,333
Balance at December 31, 2009	464,923
Add: amortization of debt discount	10,000
Less: principal payments	—
Balance at June 30, 2010	474,923
Less: current portion	(300,000)
Long-term portion	$174,923

As of June 30, 2010, the outstanding principal balance is $511,590 with accrued interest of $75,331.

NOTE 10 – LONG-TERM NOTES PAYABLE

Long-term limited recourse promissory note – Otten

On June 12, 2008, Hunter Bates completed the acquisition of the Bates-Hunter Mine properties, which included land, buildings, equipment, mining claims and permits, financed through a limited recourse promissory note of Hunter Bates payable to Mr. George Otten (on behalf of all of the Sellers) in the principal amount of Cdn$6,750,000 (the “Otten Note”). The Otten Note required an initial payment of Cdn$250,000 due by December 1, 2008, which was ultimately paid on November 13, 2009. As of June 30, 2010, the outstanding principal balance is Cdn$6,500,000 (approximately $6,187,883 US).

Commencing on April 1, 2010, a quarterly installment of accrued interest plus a Production Revenue Payment (as defined below) became payable. The Otten Note was interest-free until January 1, 2010, and from such date the interest is at a rate of 6% per annum, with a maturity date of December 31, 2015.  The Otten Note balance reflected a discount (valued at $580,534 and fully amortized to interest expense as of December 31, 2009) relating to the recourse note being non-interest bearing until the first payment in 2010. Hunter Bates’ payment obligations under the Otten Note is secured by a deed of trust relating to all of the property acquired in favor of Gilpin County Public Trustee for the benefit of Mr. Otten. Hunter Bates is required to make quarterly principal repayments (each a “Production Revenue Payment”) beginning April 1, 2010, which payment(s) shall equal:

1.	For all calendar quarters March 31, 2010 to December 31, 2012, 75% of the profit realized by Hunter Bates for the immediately preceding calendar quarter, and
2.	For calendar quarters ending after December 31, 2012, the greater of (a) 75% of the profit realized by Hunter Bates for the relevant calendar quarter or (b) Cdn$300,000.

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

The Company has not made the quarterly interest payments as of the date of this report, which were due on April 1, 2010 and July 1, 2010, for an aggregate amount due of $186,215. On May 17, 2010, we made a $10,000 penalty payment for an extension on the April 1, 2010 interest payment, deferring it until August 1, 2010. The Company currently is in discussions with Mr. Otten regarding these past due interest payments.

The following table summarizes the Otten long-term limited recourse promissory note in US Dollars:

Balance at December 31, 2008	$5,139,637
Add: unrealized foreign currency loss from the Otten limited recourse note	916,170
Add: amortization of original issue discount	375,067
Less: principal payments	(241,106)
Balance at December 31, 2009	6,189,768
Less: unrealized foreign currency gain from the Otten limited recourse note	(1,885)
Less: principal payments	—
Balance at June 30, 2010	$6,187,883

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

For the six months ended June 30, 2010, interest expense of $59,506 has been charged to operations and is included in accrued interest.

The following table summarizes the Wits Basin long-term note payable:

Balance at December 31, 2008	$—
Add: issuance of note	2,500,000
Less: principal payments	(500,000)
Balance at December 31, 2009	2,000,000
Less: principal payments	—
Balance at June 30, 2010	2,000,000
Less: current portion	(900,000)
Long-term portion	$1,100,000

Current maturity summary of all long-term debt

For all long-term debt, the scheduled annual maturities for the years ending December 31 are as follows:

2010 — Remaining	$600,000
2011	600,000
2012	600,000
2013	2,294,360
2014	2,094,360
Thereafter	1,999,163
Total	$8,187,883

NOTE 11 - SHAREHOLDERS’ EQUITY

Common Stock Issuances

During the three months ended June 30, 2010, we issued 300,000 shares of our unregistered common stock to a third party consultant for services in public and investor relations valued at $300,000. We are amortizing the $300,000 during 2010 at a rate of $75,000 per quarter to coincide with the terms of the agreement.

Option Grants

On March 22, 2010, our Board approved and adopted the 2010 Stock Option Plan (the “2010 Plan”), whereby 3,000,000 shares of the Company’s par value $0.001 common stock are held in reserve for issuance pursuant to the Plan.

On April 1, 2010, the Company entered into a Stock Option Agreement with Stephen E. Flechner, the Company’s President, whereby the Company issued Mr. Flechner a ten-year option to purchase 800,000 shares of the Company’s common stock at an exercise price of $0.90 per share, which was the closing price of the Company’s common stock on April 1, 2010.  The option is subject to the terms of the 2010 Plan and vests in three equal annual installments, with the first tranche vesting on April 1, 2010.  The vesting of the option shall accelerate (i) at such time the closing price of the Company’s common stock (as quoted on the OTCBB or an exchange) remains at or above $3.00 per share for 30 consecutive days, (ii) upon Mr. Flechner’s death, (iii) upon the occurrence of a Change of Control (as defined in the Employment Agreement or (iv) upon the termination of employment for any reason other than Cause.

On April 1, 2010, the Company also entered into a Stock Option Agreement with its Chief Executive Officer, Stephen D. King, whereby the Company issued Mr. King a ten-year option to purchase 800,000 shares of the Company’s common stock at an exercise price of $0.90 per share, which was the closing price of the Company’s common stock on April 1, 2010.  The option is subject to the terms of the 2010 Plan and vests in three equal annual installments with the first tranche vesting on April 1, 2010.  The vesting of the option shall accelerate (i) upon Mr. King’s death or (ii) upon the occurrence of a Change of Control (as defined in the option agreement).  Immediately upon grant, Mr. King transferred his rights to the Stock Option Agreement to his spouse, Deborah King.

As of June 30, 2010, 3,000,000 shares of our common stock are available to be granted under our 2010 Plan, of which 1,400,000 are available for future issuances.

The Company uses the Black-Scholes pricing model as a method for determining the estimated fair value for employee stock awards. Compensation expense for employee stock awards is recognized on a straight-line basis over the vesting period of service awards and for performance based awards, the Company recognizes the expense when the performance condition is probable of being met.

We recorded $600,000 and $0 related to employee stock compensation expense for the six months ended June 30, 2010 and 2009, respectively. All stock compensation expense is included in general and administrative expense. There was no tax benefit from recording this non-cash expense due to our income tax valuation allowance and due to a portion of the options being incentive stock options. The compensation expense had a $0.02 impact on the loss per share for the three and six months ended June 30, 2010. As of June 30, 2010, approximately $840,000 of total unrecognized compensation expense is expected to be recognized over a period of approximately 21 months.

The following table summarizes information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price
Options outstanding - December 31, 2009	—	$—

Granted	1,600,000	0.90
Canceled or expired	—	—
Exercised	—	—
Options outstanding - June 30, 2010	1,600,000	$0.90

Options exercisable - June 30, 2010	533,334	$0.90

Weighted average fair value of options granted during the six months ended June 30, 2010		$0.90
Weighted average fair value of options granted during the six months ended June 30, 2009		$—

Stock Warrants

No stock purchase warrants were issued during the three months ended June 30, 2010. The following table summarizes information about the Company’s stock warrants outstanding at June 30, 2010:

	Number	Weighted Average Exercise Price	Range of Exercise Price	Weighted Remaining Contractual Life
Outstanding at December 31, 2009	4,130,000	$0.64	$0.01 – 1.00
	—
Granted	50,000	1.00	1.00
Cancelled or expired	—	—	—
Exercised	—	—	—
Outstanding at June 30, 2010	4,180,000	$0.64	$0.01 – 1.00	4.3 years

Warrants exercisable at June 30, 2010	4,180,000	$0.64	$0.01 – 1.00

NOTE 12 – EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements.” This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-06 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

NOTE 13 – RELATED PARTY TRANSACTIONS

In addition to the note payable discussed in Note 10, Wits Basin provides certain general and administrative services (primarily management salary and office rent) for the Company. Amounts charged to operations amounted to $11,063 and $22,600 for the three months ended June 30, 2009 and 2010, respectively. Amounts charged to operations amounted to $21,582 and $45,200 for the six months ended June 30, 2009 and 2010, respectively.

NOTE 14 – SUBSEQUENT EVENT

The Company had been in discussions with a consulting entity to provide corporate finance and merger and acquisition consulting services pursuant to the terms of a six-month consulting agreement. The Company’s Chief Executive Officer executed said agreement, effective May 28, 2010, which requires (i) cash fees of $2,000 per month; (ii) the issuance of an aggregate of 200,000 shares of the Company’s common stock for a purchase price of $200 (at $0.01 per share) issuable in four installments of 50,000 each (50,000 due immediately and 50,000 on each August 1, October 1 and December 1, 2010); and (iii) the issuance of a one-year warrant to purchase an additional 100,000 shares of the Company’s common stock at an exercise price of $3.50 per share. Since the Company’s board has not yet approved the agreement or the stock/warrant issuance, we accrued a miscellaneous expense of $91,605 in order to recognize the potential liability. As of the date of this Report, the equity issuances have not yet been made.

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

OVERVIEW

Standard Gold, Inc. (formerly known as Princeton Acquisitions, Inc.) was incorporated in the State of Colorado on July 10, 1985, as a blind pool or blank check company. From the date of our incorporation until September 29, 2009, our business model was to complete a merger with, or acquisition of a private company, partnership or sole proprietorship without any particular industry or geographical location preference.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2009.

Revenues

We had no revenues from operations for the three and six months ended June 30, 2010 and 2009. Furthermore, we do not anticipate having any significant future revenues until an economic mineral deposit is discovered or unless we make further acquisitions or complete other mergers or joint ventures with business models that produce such results.

Operating Expenses

General and administrative expenses were $926,705 for the three months ended June 30, 2010 as compared to $14,582 for the same period in 2009. General and administrative expenses were $1,216,329 for the six months ended June 30, 2010 as compared to $30,520 for the same period in 2009. The significant increase in 2010 primarily represents our engaging of consultants and hiring a president to focus on our gold projects. Of the $1,216,329 in 2010, we recorded $600,000 which relates to stock based compensation expenses, approximately $463,000 in consulting expenses, which included services provided by market makers, the services of Stephen E. Flechner (who we hired to be our President effective April 1, 2010) and the management fees charged to us by Wits Basin. We anticipate that our operating expenses will continue to increase for the remainder of the year as we continue to build the infrastructure of the Company in order to proceed with exploration development of the Bates-Hunter project and due diligence followed by potential acquisitions of other gold projects.

Exploration expenses relate to the cash expenditures being reported on the work-in-process for the Bates-Hunter project. Exploration expenses were $84,277 for the three months ended June 30, 2010 as compared to $21,515 for the same period in 2009. Exploration expenses were $157,683 for the six months ended June 30, 2010 as compared to $48,997 for the same period in 2009. Exploration expenses relate to the cash expenditures being reported for our maintenance work at the Bates-Hunter project (the last drilling accomplished at the Bates-Hunter was in August of 2008) and for due diligence on other gold projects. In 2009, the Company was only maintaining the Bates-Hunter project, while in 2010, we continued to maintain the property and have performed some due diligence on some other possible gold projects. Depending upon our success in obtaining dedicated funds and the timeframe for receipt of such funds, we anticipate the rate of spending for fiscal 2010 exploration expenses to be greater than 2009 expenses.

Depreciation and amortization expenses were $21,820 for the three months ended June 30, 2010 as compared to $26,431 for the same period in 2009.  Depreciation and amortization expenses were $45,082 for the six months ended June 30, 2010 as compared to $52,862 for the same period in 2009, which represents depreciation of fixed assets for the mine itself and equipment purchased for work being performed at the Bates-Hunter Mine. We anticipate that our depreciation expense will remain at or near current levels over the remainder of the fiscal year.

Other Income and Expenses

Our other income and expense consists of interest income, interest expense and non-cash foreign currency adjustments. Interest income for the three months ended June 30, 2010 was $18 compared to $0 for the same period in 2009.  Interest income for the six months ended June 30, 2010 was $295 compared to $0 for the same period in 2009. We expect that future interest income will remain low during the next twelve months if our cash balances remain low.

Interest expense for the three months ended June 30, 2010 was $156,788 compared to $148,921 for the same period in 2009.  Interest expense for the six months ended June 30, 2010 was $304,354 compared to $239,348 for the same period in 2009. The 2010 amount relates to the interest due on all three of our notes payable: (i) the Otten Note (the limited recourse promissory note for Cdn$6,750,000), which was interest-free until January 1, 2010, and from such date accrues interest at a rate of 6% per annum, (ii) in April 2009, we entered into a 12% Convertible Debenture with Cabo Drilling (America) Inc., in the principal amount of $511,590, and (iii) in August 2009, Hunter Bates issued a note payable in favor of Wits Basin (at which time held 100% of the equity interest in Hunter Bates) in the principal amount of $2,500,000 in consideration of various start-up and developments costs and expenses incurred by Wits Basin on its behalf while Hunter Bates and Gregory Gold were consolidated, wholly owned subsidiaries of Wits Basin. The 2009 amount was the amortization of imputed interest discount on the Otten Note. We anticipate that interest expense will continue at this level for the remainder of 2010.

With the consummation of the Bates-Hunter Mine acquisition in June 2008, we are recording direct non-cash foreign currency exchange gains and losses due to our dealings with the limited recourse promissory note, which is payable in Canadian Dollars.  We recorded a gain of $213,343 for the three months ended June 30, 2010, compared to a loss of $478,217 for the three months ended June 30, 2009 due to the exchange rate between the US Dollar and the Canadian Dollar. For the six months ended June 30, 2010, we recorded a gain of $1,885 as compared to $347,321 loss for the same period in 2009. We will continue to see gains and losses for foreign currency in future periods as long as the Otten Note is outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements through private placements of our equities and advances from Wits Basin. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had a working capital deficit of $2,040,139 at June 30, 2010. Cash and cash equivalents were $1,716 at June 30, 2010, representing a decrease of $449,171 from the cash and cash equivalents of $450,887 at December 31, 2009.

We have engaged a number of consultants to assist us in public relations and marketing and have hired an individual to become our President effective April 1, 2010, and as such, our cash reserves will not be sufficient to meet our operational needs and thus, we need to raise additional capital to pay for our operational expenses. Our basic operational expenses are estimated at approximately $100,000 per month and we continue to have debt service commitments, which are currently past due. If we are not able to raise additional working capital, whether from affiliated entities or third parties, we may have to cutback on operational expenditures or cease operations altogether.

For the six months ended June 30, 2010 and 2009, we had net cash used in operating activities of $494,450 and $74,172, respectively.  During 2010, the significant increase over 2009 is due to our engagement of a number of consultants, both for marketing and for strategic planning and our due diligence on a number of other gold properties. During 2009, we mainly performed maintenance activities only at the Bates-Hunter Mine site.

For the six months ended June 30, 2010 and 2009, we had net cash provided by financing activities of $45,279 and $73,614, respectively. During 2010, we issued 50,000 shares of our unregistered common stock through a private placement unit offering at $0.50 per unit, each unit consisting of one share of our common stock, par value $0.001 per share, and one five-year warrant to purchase a share of common stock at an exercise price of $1.00 per share, resulting in net cash proceeds of $25,000. Additionally, Wits Basin provided us operating funds of $20,279 in 2010. During 2009, Wits Basin provided our capital requirements totaling $73,614.

The following table summarizes our debt as of June 30, 2010:

O/S Amount		Accrued Interest	Maturity Date	Type
$511,590		$75,331	April 27, 2012	Convertible (1)
$2,000,000	(2)	$59,506	December 31, 2013	Conventional
$6,187,883	(3)	$186,215	December 31, 2015	Conventional

(1)	Cabo Debenture convertible at $0.20 per share into shares of Wits Basin common stock.
(2)
Hunter Bates issued a note payable in favor of Wits Basin, in the principal amount of $2,500,000 in consideration of various start-up and development costs and expenses incurred by Wits Basin on Hunter Bates’ behalf while it was a consolidated, wholly owned subsidiary of Wits Basin.

(3)
The limited recourse promissory note of Hunter Bates payable to Mr. Otten began accruing interest at a rate of 6% per annum on January 1, 2010, with quarterly interest only payments due beginning April 1, 2010.

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

OFF BALANCE SHEET ARRANGEMENTS

During the six months ended June 30, 2010, we did not engage in any off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 4T.  Controls and Procedures

Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were not effective as of June 30, 2010, because of the identification of the material weakness in internal control over financial reporting described below. Notwithstanding the material weakness that existed as of June 30, 2010, our Chief Executive Officer and Chief Financial Officer have each concluded that the consolidated financial statements included in this Quarterly Report present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”). We are currently taking steps to remediate such material weakness as described below.

Since we do not have a formal audit committee, our Board of Directors oversees the responsibilities of the audit committee. The Board is fully aware that there is lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters.

With the reverse merger in September 2009, the internal controls of Hunter Bates (a wholly owned subsidiary of Wits Basin at that time) were the new internal controls that are in place for the Company. These controls adopted from Wits Basin had several deficiencies identified at December 31, 2009, and those deficiencies still exist with our formal review of our internal controls as of this quarter.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment, management identified the following control deficiencies that represent material weaknesses at June 30, 2010:

•
During the quarter ended June 30, 2010, the Company entered into a material transaction without timely obtaining the appropriate signed agreements, stock certificates and board approval prior to releasing cash funds called for by the transaction.  There were no formal policy changes made in 2010 because no similar transactions were encountered during 2009.  Management believes the approval process currently in place is sufficient to alleviate any misappropriation of funds and will change procedures if and when circumstances indicate they are needed.

•
Management did not design and maintain effective control relating to the quarter end closing and financial reporting process due to lack of evidence of review surrounding various account reconciliations and properly evidenced journal entries.  Due to the Company’s limited resources, the Company has insufficient personnel resources and technical accounting and reporting expertise to properly address all of the accounting matters inherent in the Company’s global financial transactions.  Numerous GAAP audit adjustments were made to the financial statements for the year ended December 31, 2009. This material weakness was identified in 2007 and 2008, and has not been corrected at this time due to resource constraints. Additionally, the Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process. Management continues to search for additional board members that are independent and can add financial expertise, in an effort to remediate part of this material weakness.

•
The Company’s small size and “one-person” office prohibits the segregation of duties and the timely review of financial data and banking information.  The Company has very limited review procedures in place.  This material weakness was not corrected during 2009.  Management plans to establish a more formal review process by the board members in an effort to reduce the risk of fraud and financial misstatements.

We are in the process of establishing certain steps in response to the identification of these material weaknesses that should result in certain changes in our internal control over financial reporting, but due to the Company’s limited funds and inability to add certain staff personnel, the changes may be limited and may also not be completely effective. There were no additional material weaknesses noted during the quarter ended June 30, 2010.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2010, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2010, the Company issued to a consultant 300,000 shares of the Company’s common stock. For this issuance, the Company relied on the exemption from federal registration under Section 4(2) of the Securities Act of 1933, and/or Rule 506 promulgated thereunder. The Company relied on this exemption and/or the safe harbor rule thereunder based on the fact that (i) there was one investor and such investor had knowledge and experience in financial and business matters such that it was capable of evaluating the risks of the investment, and (ii) the Company has obtained a subscription agreement from the investor indicating that he is an accredited investor.

Item 3. Defaults Upon Senior Securities

None.

Item 6. Exhibits

Exhibit	Description
10.1	2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2010).
10.2	Employment Agreement with Stephen E. Flechner dated April 1, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 5, 2010).
10.3	Stock Option Agreement with Stephen E. Flechner dated April 1, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 5, 2010).
10.4	Stock Option Agreement with Deborah King dated April 1, 2010 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 5, 2010).
31.1**	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** Filed herewith electronically

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Standard Gold, Inc.

Date: August 13, 2010

	By:	/s/ Stephen D. King
Stephen D. King
Chief Executive Officer

	By:	/s/ Mark D. Dacko
Mark D. Dacko
Chief Financial Officer