Form 10-Q
period 2010-09-30
Standard Gold
filed 2010-11-15
CIK 773717

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐ No ☒

As of November 12, 2010, there were 25,067,572 shares of the Registrant’s common stock, par value $.001, outstanding.

STANDARD GOLD, INC.
FORM 10-Q
TABLE OF CONTENTS
SEPTEMBER 30, 2010

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	4

	Condensed Consolidated Balance Sheets -
	As of September 30, 2010 and December 31, 2009	4

	Condensed Consolidated Statements of Operations -
	For the three months and nine months ended
	September 30, 2010 and 2009	5

	Condensed Consolidated Statements of Cash Flows -
	For the nine months ended
	September 30, 2010 and 2009	6

	Notes to the Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	19

Item 4T.	Controls and Procedures	23

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

	Signatures	27

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

STANDARD GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(unaudited)	(audited)
Assets
Current assets:
Cash	$3,879	$450,887
Prepaid expenses	82,118	—
Total current assets	85,997	450,887

Property, plant and equipment, net	1,469,572	1,536,408
Mineral properties and development costs	5,660,726	5,660,726
Debt issuance costs, net	15,873	23,392
Total Assets	$7,232,168	$7,671,413

Liabilities and Shareholders’ Deficit
Current liabilities:
Short-term notes payable, net of discount	$97,756	$—
Convertible note payable, current portion	300,000	150,000
Current portion of long-term notes payable (majority shareholder)	1,050,000	600,000
Due to Wits Basin Precious Minerals Inc (majority shareholder)	150,750	51,921
Accounts payable	146,102	46,101
Accrued interest	464,728	71,630
Accrued expenses	465,573	383,315
Total current liabilities	2,674,909	1,302,967

Convertible note payable, long-term portion	179,923	314,923
Long-term note payable (majority shareholder)	950,000	1,400,000
Long-term note payable, net of discount	6,303,700	6,189,768
Total liabilities	10,108,532	9,207,658

Shareholders’ deficit:
Preferred stock, $1 par value, 50,000,000 shares authorized: none issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized: 23,490,649 and 22,840,649 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	23,491	22,841
Additional paid-in capital	6,450,311	5,141,714
Accumulated deficit during exploration stage	(9,350,166)	(6,700,800)
Total shareholders’ deficit	(2,876,364)	(1,536,245)
Total Liabilities and Shareholders’ Deficit	$7,232,168	$7,671,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANDARD GOLD, INC.
(AN EXPLORATION STAGE COMPANY)

Condensed Consolidated Statements of Operations
(unaudited)

					September 28, 2004
	Three Months Ended		Nine months ended		(inception)
	September 30,		September 30,		to Sept. 30,
	2010	2009	2010	2009	2010
Revenues	$—	$—	$—	$—	$—

Operating expenses:
General and administrative	498,195	17,381	1,714,524	53,901	2,316,590
Exploration expenses	135,473	18,667	293,156	61,664	5,763,287
Depreciation and amortization	21,754	26,431	66,836	79,293	280,017
Loss on disposal of assets	—	—	—	—	12,362
Total operating expenses	655,422	62,479	2,074,516	194,858	8,372,256
Loss from operations	(655,422)	(62,479)	(2,074,516)	(194,858)	(8,372,256)

Other income (expense):
Other income	—	—	295	—	1,691
Interest expense	(156,859)	(116,169)	(461,213)	(355,517)	(1,171,581)
Foreign currency gain (loss)	(115,817)	(429,921)	(113,932)	(777,242)	191,980
Total other income (expense)	(272,676)	(546,090)	(574,850)	(1,132,759)	(977,910)
Loss from operations before income taxes	(928,098)	(608,569)	(2,649,366)	(1,327,617)	(9,350,166)

Income tax provision	—	—	—	—	—
Net loss	$(928,098)	$(608,569)	$(2,649,366)	$(1,327,617)	$(9,350,166)

Basic and diluted net loss per common share	$(0.04)	$(0.03)	$(0.11)	$(0.07)

Basic and diluted weighted average common shares outstanding	23,249,345	18,558,927	23,053,430	18,519,642

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANDARD GOLD, INC.
(AN EXPLORATION STAGE COMPANY)

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,		September 28, 2004 (inception) to Sept. 30,
	2010	2009	2010
OPERATING ACTIVITIES:
Net loss	$(2,649,366)	$(1,327,617)	$(9,350,166)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	66,836	79,293	280,017
Amortization of imputed interest and original issue discounts on debt	20,677	286,753	614,545
Amortization of prepaid consulting fees related to issuance of common stock	225,000	—	225,000
Amortization of debt issuance costs	7,519	—	10,026
Compensation expense related to issuance of common stock and stock option grants	822,326	—	822,326
Issuance of common stock for services	154,000	—	154,000
Loss (gain) on foreign currency	113,932	777,242	(191,980)
Loss on disposal of miscellaneous assets	—	—	12,362
Issuance of equity securities by Wits Basin (majority shareholder) for exploration expenses	—	—	334,950
Changes in operating assets and liabilities:
Prepaid expenses	(7,118)	—	(7,118)
Accounts payable	100,001	96,221	146,102
Accrued expenses	475,356	3,535	1,074,391
Net cash used in operating activities	(670,837)	(84,573)	(5,875,545)

INVESTING ACTIVITIES:
Purchases of equipment	—	—	(143,628)
Net cash used in investing activities	—	—	(143,628)

FINANCING ACTIVITIES:
Payments on long-term debt	—	(250,000)	(491,106)
Cash proceeds from issuance of common stock, net	25,000	231,672	1,071,672
Cash proceeds from short-term debt	100,000	—	100,000
Advances from (payments to) Wits Basin (majority shareholder)	98,829	128,028	5,368,385
Debt issuance costs	—	(25,899)	(25,899)
Net cash provided by financing activities	223,829	83,801	6,023,052

Increase (decrease) in cash and cash equivalents	(447,008)	(772)	3,879
Cash and cash equivalents, beginning of period	450,887	1,655	—
Cash and cash equivalents, end of period	$3,879	$883	$3,879

Supplemental cash flow information:
Cash paid for interest	$29,918	$—	$30,751
Cash paid for income taxes	$—	$—	$—
Issuance of common stock for prepaid consulting fees	$300,000	$—	$300 000

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANDARD GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
September 30, 2010
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

Throughout this 10-Q Report, Standard Gold, Inc., and our wholly owned subsidiary Hunter Bates and its wholly owned subsidiary Gregory Gold Producers, Inc., a Colorado corporation (“Gregory Gold”) will be referred collectively to as “we,” “us,” “our,” “Standard Gold” or the “Company.”

Line of Business

Hunter Bates is an exploration and development stage Minnesota corporation formed in April 2008.  It was formed as a wholly owned subsidiary of Wits Basin to acquire the Bates-Hunter Mine property pursuant to an Asset Purchase Agreement dated September 20, 2006. On June 12, 2008, Hunter Bates completed the acquisition of the Bates-Hunter Mine, which included real property, mining claims, permits and equipment. The purchase was financed through a limited recourse promissory note of Hunter Bates payable to Mr. George Otten (on behalf of all of the Sellers) in the principal amount of Cdn$6,750,000 and Wits Basin issued 3,620,000 shares of its common stock.

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

On September 7, 2010, we entered into an option agreement with US American Exploration Inc., which specifies terms and conditions by which we may acquire an interest in the Rex Gold Mine project (“Rex”) located in La Paz County, Arizona. In order for us to acquire an irrevocable ten percent (10%) joint venture interest, we paid an initial $100,000 non-refundable fee and must provide an additional $1,900,000 for expenditures that must begin within five months and be completed within 23 months.

As of the date of this Report, our only assets are the Bates-Hunter Mine property and minimal assets held in Gregory Gold and we do not claim to have any mineral reserves at the Bates-Hunter Mine. Furthermore, we possess only a few pieces of equipment and employ insufficient numbers of personnel necessary to actually explore and/or mine for minerals; we therefore remain substantially dependent on third party contractors to perform such operations. No further exploration activities will be conducted at the Bates-Hunter Mine until such time as funds become available. In addition to the Bates-Hunter Mine, we also seek to find, develop, produce and sell other gold mine assets such as the Rex project described above.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K filed March 26, 2010.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year as a whole.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share are as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Basic earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(928,098)	$(608,569)	$(2,649,366)	$(1,327,617)
Weighted average of common shares outstanding	23,249,345	18,558,927	23,053,430	18,519,642

Basic net earnings (loss) per share	$(0.04)	$(0.03)	$(0.11)	$(0.07)

Diluted earnings (loss) per share calculation:
Net income (loss) per common shareholders	$(928,098)	$(608,569)	$(2,649,366)	$(1,327,617)
Basic weighted average common shares outstanding	23,249,345	18,558,927	23,053,430	18,519,642
Options, convertible debentures and warrants	(1)	(2)	(1)	(2)
Diluted weighted average common shares outstanding	23,249,345	18,558,927	23,053,430	18,519,642

Diluted net earnings (loss) per share	$(0.04)	$(0.03)	$(0.11)	$(0.07)

(1)
As of September 30, 2010, we had (i) 4,230,000 shares of common stock issuable upon the exercise of outstanding warrants and (ii) 2,400,000 shares of common stock upon the exercise of outstanding options. These 6,630,000 shares, which would be reduced by applying the treasury stock method, were excluded from diluted weighted average outstanding shares amount for computing the net loss per common share, because the net effect would be antidilutive for each of the periods presented.

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

NOTE 4 – COMPANY’S CONTINUED EXISTENCE

The accompanying condensed consolidated financial statements have been prepared in conformity with US GAAP, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the nine months ended September 30, 2010, we incurred losses from operations of $2,649,366. At September 30, 2010, we had an accumulated deficit of $9,350,166 and a working capital deficit of $2,588,912. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. We believe that future private placements of equity capital and debt financing are needed to fund our long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash.  If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If we are unable to obtain the necessary capital, we may have to cease operations.

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

	September 30,	December 31,
	2010	2009
Prepaid consulting fees	$75,000	$—
Other prepaid expenses	7,118	—
	$82,118	$—

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

	September 30,	December 31,
	2010	2009
Land	$329,280	$329,280
Buildings	1,206,954	1,206,954
Equipment	199,694	199,694
Less accumulated depreciation	(266,356)	(199,520)
	$1,469,572	$1,536,408

NOTE 7 – MINERAL PROPERTIES AND DEVELOPMENT COSTS

As of September 30, 2010, we own one wholly owned mining property known as the Bates-Hunter Mine, which was purchased in June 2008. Since the purchase, we have not commenced any mining operations due to the lack of funding and therefore, we have not recorded any amortization expense nor have we determined that any impairment has occurred for the period ended September 30, 2010. Components of our mineral properties and development costs are as follows:

Bates-Hunter Mine	September 30, 2010	December 31, 2009
Mining claims (1)	$5,657,383	$5,657,383
Mining permits (2)	3,343	3,343
	$5,660,726	$5,660,726

(1)	We acquired some surface rights and some mining rights to 22 parcels located in Gilpin County, Colorado.
(2)	We acquired various mining, special use, water discharge, stormwater and drilling permits, all of which require renewal at various times.

On September 7, 2010, when we entered into the option agreement to acquire an interest in the Rex project, we made an initial $100,000 non-refundable payment. Since this is a non-refundable fee and we are further required to provide an additional $1,900,000 for expenditures (that must begin within five months), we expensed the entire initial $100,000 payment.

NOTE 8 – DEBT ISSUANCE COSTS

We recorded debt issuance costs with respect to legal services incurred relating to the Cabo convertible promissory note issued in 2009 (see Note 10 – Convertible Note Payable). Debt issuance costs are being amortized on a straight-line basis (which approximates the effective interest method) over the term of the corresponding debt.

The following table summarizes the amortization of debt issuance costs:

	September 30,	December 31,
	2010	2009
Debt issuance costs, net, beginning of period	$23,392	$—
Add: additional debt issuance costs	—	25,899
Less: amortization of debt issuance costs	(7,519)	(2,507)
Debt issuance costs, net, end of period	$15,873	$23,392

Future annual amortization is scheduled to be as follows for the years ending December 31:

2010 — Remaining	$2,507
2011	10,026
2012	3,340
Total	$15,873

NOTE 9 – SHORT-TERM NOTES PAYABLE

The following table summarizes the Company’s short-term notes payable issued in 2010:

September 30,
2010
Promissory note of $25,000 net of remaining unamortized discount of $2,244 related to the fair value ($7,921) of a 50,000 share warrant issued in connection with the debt; interest rate of 18%; accrued interest of $530 at September 30, 2010; due October 17, 2010; currently past due, original terms apply in the default period.	$22,756

Promissory note of $25,000 issued to our President, Stephen Flechner, utilized for the Rex; interest rate of 5%; accrued interest of $79 at September 30, 2010; due November 30, 2010. (1)	25,000

Promissory note of $50,000 utilized for the Rex; interest rate of 5%; accrued interest of $158 at September 30, 2010; due November 30, 2010. (1)	50,000
Totals	$97,756

(1)  In connection with these notes and to induce the note holders into these agreements, the Company granted each note holder to share in an aggregate one percent (1%) net smelter return royalty (“NSR”). Until such time as the Company were to sell its majority interest in the Rex project yet to be acquired, the note holders would receive a 0.375% and 0.625%, as defined in the agreement, respectively. See Note 15 – Contingencies and Commitments for further details.

Summary

The following table summarizes the short-term notes payable balances:

Balance at December 31, 2009	$—
Add: gross proceeds received in 2010	100,000
Less: value assigned to warrant issued with $25,000 note	(7,921)
Add: amortization of original issue discount	5,677
Balance at September 30, 2010	$97,756

The weighted average interest rate on short-term notes payable at September 30, 2010 was 8.25%.

NOTE 10 – CONVERTIBLE NOTE PAYABLE

On April 28, 2009, Wits Basin entered into a convertible debenture with Cabo Drilling (America) Inc., a Washington corporation formerly known as Advanced Drilling, Inc (“Cabo”), pursuant to which Wits Basin issued to Cabo a 12% Convertible Debenture dated April 27, 2009 (the “Debenture”), in the principal amount of $511,590. As this obligation stems from work completed on and around the Bates-Hunter Mine property and is secured by our property (as referenced below), for accounting purposes it is reflected on our financial statements. The Debenture has a maturity date of April 27, 2012, with originally scheduled payments of $150,000 due each anniversary with a final payment due of the remaining balance on the third anniversary. The Debenture is convertible at the option of the holder at any time into shares of Wits Basin common stock at a conversion price of $0.20 per share, subject to standard anti-dilutive adjustments. Any future conversion of this Debenture into Wits Basin common stock would be recorded as a reclass to “Due to Wits Basin” on our books. The Debenture was issued to Cabo in satisfaction of an outstanding payable totaling $451,590 for drilling services performed relating to the Bates-Hunter Mine property. The difference between the face amount of the Debenture and the outstanding payable totaling $60,000 is treated as a discount to the debt and is being amortized to interest expense over the 3-year term of the Debenture.

On April 22, 2010, we made a $15,000 penalty payment to Cabo in order to receive an extension on the first $150,000 anniversary payment that was due April 27, 2010. On September 24, 2010, Wits Basin executed a modification agreement to extend the Debenture (the “Debenture Modification Agreement”). The Debenture Modification Agreement extends the April 27, 2010 payment date and combines it with the April 27, 2011 payment, thereby requiring a single payment of $300,000 plus all accrued interest on April 27, 2011; failure to make such payment shall constitute a default under the terms of the Debenture. The Debenture Modification Agreement further requires that Wits Basin provide 1,500,000 of its owned shares of Standard Gold common stock to be placed with an escrow agent as further collateral pursuant to the Debenture Modification Agreement.

Hunter Bates has guaranteed Wits Basin’s obligations under the Debenture, and further entered into that certain Deed of Trust to Public Trustee, Mortgage, Security Agreement, Assignment of Production and Proceeds, Financing Statement and Fixture Filing to provide security for the obligations under the Debenture.

Summary

The following table summarizes the convertible note balance:

Balance at December 31, 2008	$—
Add: conversion of accrued expenses and additional interest charge	451,590
Add: amortization of debt discount	13,333
Balance at December 31, 2009	464,923
Add: amortization of debt discount	15,000
Less: principal payments	—
Balance at September 30, 2010	479,923
Less: current portion	(300,000)
Long-term portion	$179,923

As of September 30, 2010, the outstanding principal balance is $511,590 with accrued interest of $92,661.

NOTE 11 – LONG-TERM NOTES PAYABLE

Long-term limited recourse promissory note – Otten

On June 12, 2008, Hunter Bates completed the acquisition of the Bates-Hunter Mine properties, which included land, buildings, equipment, mining claims and permits, financed through a limited recourse promissory note of Hunter Bates payable to Mr. George Otten (on behalf of all of the Sellers) in the principal amount of Cdn$6,750,000 (the “Otten Note”). The Otten Note required an initial payment of Cdn$250,000 due by December 1, 2008, which was ultimately paid on November 13, 2009. As of September 30, 2010, the outstanding principal balance is Cdn$6,500,000 (approximately $6,303,700 US).

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

The Company has not made the quarterly interest payments as of the date of this report, which were due on April 1, 2010, July 1, 2010 and October 1, 2010, for an aggregate amount due of $281,548. On May 17, 2010, we made a $10,000 penalty payment for an extension on the April 1, 2010 interest payment, deferring it until August 1, 2010. The Company currently is in discussions with Mr. Otten regarding these past due interest payments.

The following table summarizes the Otten long-term limited recourse promissory note in US Dollars:

Balance at December 31, 2008	$5,139,637
Add: unrealized foreign currency loss	916,170
Add: amortization of original issue discount	375,067
Less: principal payments	(241,106)
Balance at December 31, 2009	6,189,768
Add: unrealized foreign currency loss	113,932
Less: principal payments	—
Balance at September 30, 2010	$6,303,700

Long-term related party promissory note – Wits Basin

In August 2009, Hunter Bates issued a note payable in favor of Wits Basin (at which time held 100% of the equity interest in Hunter Bates) in the principal amount of $2,500,000 (the “Wits Basin Note”) in consideration of various start-up and developments costs and expenses incurred by Wits Basin on its behalf while Hunter Bates and Gregory Gold were consolidated, wholly owned subsidiaries of Wits Basin. The aggregate amount of start-up and developments costs and expenses incurred by Wits Basin prior to the Share Exchange was $6,367,872 with the remaining balance of $3,867,872 being credited to additional paid in capital. The Wits Basin Note is due on December 31, 2013, and calls for quarterly principal and interest payments of $150,000 starting on March 31, 2010. Interest accrues at a rate of 6% compounded per annum.  In the event Hunter Bates generates net revenues in excess of $2,000,000 during any fiscal year or completes one or more financings in the aggregate amount of $10,000,000, Hunter Bates’ payment obligations under the Wits Basin Note will, at the option of Wits Basin, accelerate and become due and payable.

On September 29, 2009, Hunter Bates satisfied an aggregate of $500,000 under the Wits Basin Note through (i) the issuance of 500,000 shares of its common stock and warrants to purchase an additional 500,000 shares at an exercise price of $1.00 (sold at $0.50 per unit with a total value of $250,000) to a creditor of Wits Basin in satisfaction of certain of Wits Basin’s obligation to such creditor and (ii) the payment to Wits Basin of $250,000.  For the nine months ended September 30, 2010, interest expense of $89,752 has been charged to operations and is included in accrued interest.

The following table summarizes the Wits Basin long-term note payable:

Balance at December 31, 2008	$—
Add: issuance of note	2,500,000
Less: principal payments	(500,000)
Balance at December 31, 2009	2,000,000
Less: principal payments	—
Balance at September 30, 2010	2,000,000
Less: current portion	(1,050,000)
Long-term portion	$950,000

Current maturity summary of all long-term debt

For all long-term debt, the scheduled annual maturities for the years ending December 31 are as follows:

2010 — Remaining	$600,000
2011	600,000
2012	600,000
2013	2,333,560
2014	2,133,560
Thereafter	2,036,580
Total	$8,303,700

NOTE 12 - SHAREHOLDERS’ EQUITY

Common Stock Issuances

The Company had been in discussions with a consulting entity that was to provide corporate finance and merger and acquisition consulting services pursuant to the terms of a six-month consulting agreement, which became effective May 28, 2010. We terminated the agreement prior to its completion and issued 100,000 shares of our unregistered common stock (originally valued at $154,000) to the consultant during the quarter ended September 30, 2010. The entire $154,000 has been recorded as expense as of September 30, 2010, to coincide with the termination of the agreement.

Effective September 14, 2010, the Company appointed Alfred A. Rapetti and Manfred E. Birnbaum to serve as members of our board of directors and in consideration of their serving on the board and their future service, they were each issued 100,000 shares (valued at $51,000 each) of our un-registered common stock.

Option Grants

As of September 30, 2010, 3,000,000 shares of our common stock are available to be granted under our 2010 Plan, of which 600,000 are available for future issuances.

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

On September 14, 2010, the Company’s Board of Directors authorized stock option agreements with Messrs. Rapetti and Birnbaum as new members of the Company’s board, whereby they were each granted a ten-year stock option to purchase up to 400,000 shares of the Company’s common stock, with such grants becoming effective October 14, 2010, at an exercise price of $0.59 per share.

The Company uses the Black-Scholes pricing model as a method for determining the estimated fair value for employee stock awards. Compensation expense for employee stock awards is recognized on a straight-line basis over the vesting period of service awards and for performance based awards, the Company recognizes the expense when the performance condition is probable of being met.

We recorded $120,326 and $0 related to stock option compensation expense for the three months ended September 30, 2010 and 2009, respectively, and $720,326 and $0 related to stock option compensation expense for the nine months ended September 30, 2010 and 2009, respectively. All stock compensation expense is included in general and administrative expense. There was no tax benefit from recording this non-cash expense due to our income tax valuation allowance and due to a portion of the options being incentive stock options. The compensation expense had a $0.01 impact on the loss per share for the three months and a $0.03 for the nine months ended September 30, 2010, respectively. As of September 30, 2010, approximately $1,103,674 of total unrecognized compensation expense is expected to be recognized over a period of approximately 24 months.

The following table summarizes information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price
Options outstanding - December 31, 2009	—	$—

Granted	2,400,000	0.75
Canceled or expired	—	—
Exercised	—	—
Options outstanding - September 30, 2010	2,400,000	$0.75

Options exercisable - September 30, 2010	533,334	$0.90

Weighted average fair value of options granted during the nine months ended September 30, 2010		$0.75
Weighted average fair value of options granted during the nine months ended September 30, 2009		$—

Stock Warrants

We issued 50,000 purchase warrants during the three months ended September 30, 2010, as additional consideration attached to a short-term promissory note payable. The following table summarizes information about the Company’s stock purchase warrants outstanding at September 30, 2010:

	Number	Weighted Average Exercise Price	Range of Exercise Price	Weighted Remaining Contractual Life
Outstanding at December 31, 2009	4,130,000	$0.64	$0.01 – 1.00
	—
Granted	100,000	0.75	0.50 – 1.00
Cancelled or expired	—	—	—
Exercised	—	—	—
Outstanding at September 30, 2010	4,230,000	$0.64	$0.01 – 1.00	4.0 years

Warrants exercisable at September 30, 2010	4,230,000	$0.64	$0.01 – 1.00

NOTE 13 – EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

NOTE 14 – RELATED PARTY TRANSACTIONS

In addition to the long-term note payable discussed in Note 11, Wits Basin provides certain general and administrative services (primarily management salary and office rent) for the Company. Amounts charged to operations amounted to $39,100 and $10,569 for the three months ended September 30, 2010 and 2009, respectively. Amounts charged to operations amounted to $84,300 and $32,151 for the nine months ended September 30, 2010 and 2009, respectively.

In order for the Company to enter into the Rex project option agreement, which required an initial $100,000 non-refundable fee to be made, we entered into three short-term promissory notes, of which two required a personal guarantee and the issuance of NSR’s. Stephen D. King, our Chief Executive Officer provided personal guaranties for the repayment of these two notes.  Mr. King has personally guaranteed the notes by pledge of 100,000 shares of stock owned by him in LKA International Inc (LKAI on OTCBB).  See Note 15 – Contingencies and Commitments for further details.

NOTE 15 – CONTINGENCIES AND COMMITMENTS

On September 7, 2010, when we entered into the Rex option agreement, we obtained funds required to make the initial $100,000 non-refundable fee by issuing three short-term promissory notes. Two of the note holders required a personal guarantee and the issuance of net smelter return royalties (NSR). Mr. King has personally guaranteed two of the notes by pledge of 100,000 shares of stock owned by him in LKA International Inc. and the Company has provided a two percent (2%) NSR to be distributed between Mr. King (who is to receive one percent of the NSR) and the two note holders sharing in the other one percent (one note holder receives 0.375% for a $25,000 loan and the other receives 0.625% for a $50,000 loan).

The NSR means the value for marketable minerals ultimately produced from the Rex project and received by the Company less the following deductions: (a) all charges made by a smelter, mill or other purchaser including, without limiting the generality of the foregoing, treatment, sampling and other charges, penalties and all other deductions; (b) all costs of transportation and insurance of material from Rex project to the purchaser or otherwise, as directed;  (c) all excise severance, sales and/or production taxes applicable for royalty payment; and (d) any other customary out-of-pocket costs of forward sales of Rex project mineral production. Unless and until the Company sells the majority of its interest in the Rex project, the NSR recipients shall not be deemed to exceed two percent (2%) of the actual cash flow earned by the Company from the Rex project.

No accrual for this contingency has been recorded at September 30, 2010, because the outcome of the Rex project cannot be determined at this time.

NOTE 16 – SUBSEQUENT EVENTS

During October 2010, two warrant holders exercised certain warrants and received 1,476,923 shares of our common stock by surrendering 1,500,000 of their available warrants to pay for the exercise, via the cashless exercise provision.

On October 29, 2010, we received $32,000 in proceeds from the issuance of an unsecured short-term promissory note. The note has a maturity date of December 30, 2011, bears interest at 12% and we issued a warrant to purchase up to 64,000 shares of our common stock with an exercise price of $0.50 per share.

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

Hunter Bates is an exploration and development stage Minnesota corporation formed in April 2008.  It was formed as a wholly owned subsidiary of Wits Basin to acquire the Bates-Hunter Mine property pursuant to an Asset Purchase Agreement dated September 20, 2006. On June 12, 2008, Hunter Bates completed the acquisition of the Bates-Hunter Mine, which included real property, mining claims, permits and equipment. The purchase was financed through a limited recourse promissory note of Hunter Bates payable to Mr. George Otten (on behalf of all of the Sellers) in the principal amount of Cdn$6,750,000 and Wits Basin issued 3,620,000 shares of its common stock.

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

On September 7, 2010, we entered into an option agreement with US American Exploration Inc., which specifies terms and conditions by which we may acquire an interest in the Rex Gold Mine project (“Rex”) located in La Paz County, Arizona. In order for us to acquire an irrevocable ten percent (10%) joint venture interest, we paid an initial $100,000 non-refundable fee and must provide an additional $1,900,000 for expenditures that must begin within five months and be completed within 23 months.

As of the date of this 10-Q Report, our only assets are the Bates-Hunter Mine property and minimal assets held in Gregory Gold and we do not claim to have any mineral reserves at the Bates-Hunter Mine. Furthermore, we possess only a few pieces of equipment and employ insufficient numbers of personnel necessary to actually explore and/or mine for minerals; we therefore remain substantially dependent on third party contractors to perform such operations.

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

In addition to the Bates-Hunter Mine, we are actively seeking to discover other gold mine properties like the Rex project, both domestic and international.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009.

Revenues

We had no revenues from operations for the three and nine months ended September 30, 2010 and 2009. Furthermore, we do not anticipate having any significant future revenues until an economic mineral deposit is discovered or unless we make further acquisitions or complete other mergers or joint ventures with business models that produce such results.

Operating Expenses

General and administrative expenses were $498,195 for the three months ended September 30, 2010 as compared to $17,381 for the same period in 2009. General and administrative expenses were $1,714,524 for the nine months ended September 30, 2010 as compared to $53,901 for the same period in 2009. The significant increase in 2010 primarily represents our engaging of consultants and hiring a president to focus on our gold projects. Of the $1,714,524 in 2010, we recorded $822,326 which relates to stock based compensation expenses, approximately $674,000 in consulting expenses, which included services provided by market makers, the services of Stephen E. Flechner (who we hired to be our President effective April 1, 2010) and the management fees charged to us by Wits Basin. We anticipate that our operating expenses will continue to increase for the remainder of the year as we continue to build the infrastructure of the Company in order to proceed with exploration development of the Bates-Hunter project and due diligence followed by potential acquisitions of other gold projects, such as the Rex project.

Exploration expenses relate to the cash expenditures being reported on the work-in-process for the Bates-Hunter project and our due diligence of other potential projects. Exploration expenses were $135,473 for the three months ended September 30, 2010 as compared to $18,667 for the same period in 2009. Exploration expenses were $293,156 for the nine months ended September 30, 2010 as compared to $61,664 for the same period in 2009. Part of this increase is due to the $100,000 option expense for the Rex project. Other exploration expenses relate to the cash expenditures being reported for our maintenance work at the Bates-Hunter project (the last drilling accomplished at the Bates-Hunter was in August of 2008) and for due diligence on other gold projects. In 2009, the Company was only maintaining the Bates-Hunter project, while in 2010, we continued to maintain the property and continue to investigate other possible gold projects. Depending upon our success in obtaining dedicated funds and the timeframe for receipt of such funds, we anticipate the rate of spending for fiscal 2010 exploration expenses to be greater than 2009 expenses.

Depreciation and amortization expenses were $21,754 for the three months ended September 30, 2010 as compared to $26,431 for the same period in 2009.  Depreciation and amortization expenses were $66,836 for the nine months ended September 30, 2010 as compared to $79,293 for the same period in 2009, which represents depreciation of fixed assets for the Bates-Hunter Mine itself and the equipment purchased for work that was being performed there. We anticipate that our depreciation expense will remain at or near current levels over the remainder of the fiscal year.

Other Income and Expenses

Interest Expense
Interest expense for the three months ended September 30, 2010 was $156,859 compared to $116,169 for the same period in 2009.  Interest expense for the nine months ended September 30, 2010 was $461,213 compared to $355,517 for the same period in 2009. The 2010 amount relates to the interest due on our notes payable: (i) the Otten Note (the limited recourse promissory note for Cdn$6,750,000), which was interest-free until January 1, 2010, and from such date accrues interest at a rate of 6% per annum, (ii) in April 2009, we entered into a 12% Convertible Debenture with Cabo Drilling (America) Inc., in the principal amount of $511,590, (iii) in August 2009, Hunter Bates issued a note payable in favor of Wits Basin (at which time held 100% of the equity interest in Hunter Bates) in the principal amount of $2,500,000 in consideration of various start-up and developments costs and expenses incurred by Wits Basin on its behalf while Hunter Bates and Gregory Gold were consolidated, wholly owned subsidiaries of Wits Basin, and (iv) three short-term notes payable we entered into during the quarter ended September 30, 2010, for an aggregate of $100,000 in funds. The 2009 amount was the amortization of imputed interest discount on the Otten Note. We anticipate that interest expense will continue at this level for the remainder of 2010.

Foreign Currency
With the consummation of the Bates-Hunter Mine acquisition in June 2008, we are recording direct non-cash foreign currency exchange gains and losses due to our dealings with the limited recourse promissory note, which is payable in Canadian Dollars.  We recorded a loss of $115,817 for the three months ended September 30, 2010, compared to a loss of $429,921 for the three months ended September 30, 2009 due to the exchange rate between the US Dollar and the Canadian Dollar. For the nine months ended September 30, 2010, we recorded a loss of $113,932 as compared to $777,242 loss for the same period in 2009. We will continue to see gains and losses for foreign currency in future periods as long as the Otten Note is outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements through private placements of our equities and advances from Wits Basin. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had a working capital deficit of $2,588,912 at September 30, 2010. Cash and cash equivalents were $3,879 at September 30, 2010, representing a decrease of $447,008 from the cash and cash equivalents of $450,887 at December 31, 2009.

We have engaged a number of consultants to assist us in public relations and marketing and hired an individual to become our President effective April 1, 2010, and as such, our cash reserves will not be sufficient to meet our operational needs and thus, we need to raise additional capital to pay for our operational expenses. Our basic operational expenses are estimated at approximately $100,000 per month, we continue to have debt service commitments totaling approximately $1,432,000 for the next twelve months (some of which are currently past due) and we are required to provide $1,900,000 for exploration activities at the Rex project. If we are not able to raise additional working capital, whether from affiliated entities or third parties, we may have to cutback on operational expenditures or cease operations altogether.

For the nine months ended September 30, 2010 and 2009, we had net cash used in operating activities of $670,837 and $84,573, respectively.  During 2010, the significant increase over 2009 is due to our engagement of a number of consultants, both for marketing and for strategic planning and our due diligence on a number of other gold properties including $100,000 spent on the Rex option. During 2009, we mainly performed maintenance activities only at the Bates-Hunter Mine site.

For the nine months ended September 30, 2010 and 2009, we had net cash provided by financing activities of $223,829 and $83,801, respectively. During 2010: (i) we issued 50,000 shares of our unregistered common stock through a private placement unit offering at $0.50 per unit, each unit consisting of one share of our common stock, par value $0.001 per share, and one five-year warrant to purchase a share of common stock at an exercise price of $1.00 per share, resulting in net cash proceeds of $25,000, (ii) we entered into three short-term notes payable and received an aggregate of $100,000 in funds, and (iii) Wits Basin provided us operating funds of $98,829 in 2010. During 2009: (i) immediately prior to the completion of the Share Exchange (on September 29, 2009) Hunter Bates completed a private placement offering of 1,000,000 Units, each Unit consisting of one share of Hunter Bates common stock and one warrant to purchase a share of Hunter Bates common stock at an exercise price of $1.00, at a per Unit price of $0.50 for a total value of $500,000, in which we received cash proceeds of $250,000 net of closing costs totaling $18,328 and a credited payment of $250,000 against the Wits Basin Note, and (ii) Wits Basin provided us operating funds of $128,028.

The following table summarizes our debt as of September 30, 2010:

Outstanding Amount		Interest Rate	Unamortized Discounts	Accrued Interest	Maturity Date	Type
$22,756		18%	$2,244	$530	October 17, 2010	Conventional (1)
$25,000		5%	$—	$79	November 30, 2010	Conventional
$50,000		5%	$—	$158	November 30, 2010	Conventional
$479,923		12%	$31,667	$92,661	April 27, 2012	Convertible (2)
$2,000,000	(3)	6%	$—	$89,752	December 31, 2013	Conventional
$6,303,700	(4)	6%	$—	$281,548	December 31, 2015	Conventional

(1)	Promissory note was issued with a warrant.
(2)	Cabo Debenture convertible at $0.20 per share into shares of Wits Basin common stock.
(3)
Hunter Bates issued a note payable in favor of Wits Basin, in the principal amount of $2,500,000 in consideration of various start-up and development costs and expenses incurred by Wits Basin on Hunter Bates’ behalf while it was a consolidated, wholly owned subsidiary of Wits Basin.

(4)
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

OFF BALANCE SHEET ARRANGEMENTS

During the nine months ended September 30, 2010, we did not engage in any off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 4T.  Controls and Procedures

Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were not effective as of September 30, 2010, because of the identification of the material weaknesses in internal control over financial reporting described below. Notwithstanding the material weaknesses that existed as of September 30, 2010, our Chief Executive Officer and Chief Financial Officer have each concluded that the consolidated financial statements included in this Quarterly Report present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”). We are currently taking steps to remediate such material weaknesses as described below.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment, management identified the following control deficiencies, which were previously identified, that still represent material weaknesses at September 30, 2010:

•
The Company, at times, enters into material transactions without timely obtaining the appropriate signed agreements, stock certificates and board approval prior to releasing cash funds called for by the transaction. There were no formal policy changes made in 2010 because no similar transactions were encountered during 2009. Management believes the approval process currently in place is sufficient to alleviate any misappropriation of funds and will change procedures if and when circumstances indicate they are needed.

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

•
The Company’s small size and “one-person” office prohibits the segregation of duties and the timely review of financial data and banking information.  The Company has very limited review procedures in place.  This material weakness was not corrected during 2010.  Management plans to establish a more formal review process by the board members in an effort to reduce the risk of fraud and financial misstatements.

We are in the process of establishing certain steps in response to the identification of these material weaknesses that should result in certain changes in our internal control over financial reporting, but due to the Company’s limited funds and inability to add certain staff personnel, the changes may be limited and may also not be completely effective. There were no additional material weaknesses noted during the quarter ended September 30, 2010.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2010, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2010, the Company issued (i) to a consultant 100,000 shares of the Company’s common stock and (ii) 100,000 shares to each of its new board members. For these issuances, the Company relied on the exemption from federal registration under Section 4(2) of the Securities Act of 1933, and/or Rule 506 promulgated thereunder. The Company relied on this exemption and/or the safe harbor rule thereunder based upon (i) the fact that the recipient has knowledge and experience in investing in securities such that it could evaluate merits and risks related to our securities; (ii) that no general solicitation of the securities was made by us; (iii) the securities issued were “restricted securities” as that term is defined under Rule 144 promulgated under the Securities Act and appropriate restrictive legends have been included on the certificates representing the securities.

Item 3.   Defaults Upon Senior Securities

None.

Item 5.   Other Information

On September 14, 2010, the Company’s board approved an amendment of its 2010 Stock Incentive Plan to further establish methods that may be utilized to determine the fair value price of options granted, provided that, once an irrevocable election has been made to grant a certain number of options on a specific date at a minimum of 30 days in advance, then the price of said options granted will be priced by taking the average of the prior 30 days closing sale prices of the Company’s common stock.

Item 6.   Exhibits

Exhibit	Description
10.1
Option Agreement between the Company and US American Exploration Inc, dated September 7, 2010, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on September 17, 2010).

10.2
Promissory Note of the Company, dated September 7, 2010, in the principal amount of $25,000 issued in favor of Stephen Flechner (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on September 17, 2010).

10.3
Promissory Note of the Company, dated September 7, 2010, in the principal amount of $50,000 issued in favor of Irwin Gross (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed on September 17, 2010).

10.4	Guaranty & NSR of Stephen D. King, dated September 7, 2010, (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A filed on September 17, 2010).
10.5**	Standard Gold, Inc. 2010 Stock Incentive Plan (amended as of September 14, 2010).
31.1**	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** Filed herewith electronically

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Standard Gold, Inc.

Date: November 15, 2010

	By:	/s/ Stephen D. King
Stephen D. King
Chief Executive Officer

	By:	/s/ Mark D. Dacko
Mark D. Dacko
Chief Financial Officer