Form 10-K
period 2010-12-31
Standard Gold
filed 2011-03-21
CIK 773717

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2010
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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒.

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

As of June 30, 2010, the Registrant’s non-affiliates owned shares of its common stock having an aggregate market value of approximately $1,171,100 (based upon the closing sales price of the Registrant’s common stock on that date on the OTCBB).

On March 18, 2011, there were 40,520,143 shares of common stock issued and outstanding, which is the Registrant’s only class of voting stock.

Documents Incorporated by Reference: None.

STANDARD GOLD, INC.

Annual Report on Form 10-K
For the Year Ended December 31, 2010

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains both historical statements and statements that are forward-looking in nature. Historical statements are based on events that have already happened. Certain of these historical events provide some basis to our management, with which assumptions are made relating to events that are reasonably expected to happen in the future. Management also relies on information and assumptions provided by certain third party operators of our projects as well as assumptions made with the information currently available to predict future events. These future event predictions, or forward-looking statements, include (but are not limited to) statements related to the uncertainty of the quantity or quality of probable ore reserves or tailings grades, the fluctuations in the market price of such reserves, as well as gold, silver and other precious minerals derived from our tailings, general trends in our operations or financial results, plans, expectations, estimates and beliefs. You can identify forward-looking statements by terminology such as “may,” “could,” “should,” “anticipate,” “believe,” “estimate,” “continue,” “expect,” “intend,” “plan,” “predict,” “potential” and similar expressions and their variants. These forward-looking statements reflect our judgment as of the date of this Annual Report with respect to future events, the outcome of which is subject to risks, which may have a significant impact on our business, operating results and/or financial condition. Readers are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. We undertake no obligation to update forward-looking statements. The risks identified in PART I Item 1A, among others, may impact forward-looking statements contained in this Annual Report.

PART I

ITEM 1.  BUSINESS

OVERVIEW

Standard Gold, Inc. (with its subsidiaries “we,” “us,” “our,” “Standard Gold” or the “Company”) is a minerals exploration and development company based in Minneapolis, Minnesota.  As of December 31, 2010, we own, through our wholly owned subsidiary Hunter Bates Mining Corporation, a Minnesota corporation (“Hunter Bates”), a prior producing gold mine in Colorado called the Bates-Hunter Mine. The following is a summary of the Bates-Hunter Mine project.

On June 12, 2008, Hunter Bates completed the acquisition of the Bates-Hunter Mine, located in Central City, Colorado, which included real property, mining claims, permits and equipment.  Wits Basin Precious Minerals Inc., a Minnesota corporation and public reporting company quoted on the Over-the-Counter Bulletin Board under the symbol “WITM” (“Wits Basin”) transferred its right to purchase the Bates-Hunter Mine to Hunter Bates (a wholly owned subsidiary of Wits Basin until September 29, 2009). The purchase of the Bates-Hunter Mine was financed through a limited recourse promissory note of Hunter Bates payable to Mr. George Otten (on behalf of all of the Sellers) in the principal amount of Cdn$6,750,000 (with a principal balance of $6,519,500 US as of December 31, 2010) and Wits Basin issued 3,620,000 shares of its common stock. Through August 2008, approximately 12,000 feet of surface drilling had been accomplished on the Bates-Hunter Mine properties and we have no further exploration activities scheduled at this time. As of the date of this Annual Report, we do not claim to have any mineral reserves at the Bates-Hunter Mine.

On March 15, 2011, we closed a series of transactions (collectively, the “Shea Transaction”) whereby we acquired substantially all of the assets of Shea Mining & Milling, LLC (“Shea Mining”), which assets included the assignment to us of a lease (with a right to purchase), to operate an assay lab and toll milling facility, with permits and water rights, located in Amargosa Valley, Nevada. We also acquired the rights to four toll-milling contracts for mines and mineral projects located in Nevada, California and Colorado, along with the rights to certain mine dumps in Manhattan, Nevada.  In addition, we purchased from Shea Mining certain assets located in Tonopah, Nevada, consisting of land, mine tailings, and a milling facility.  A detailed description of the Shea Transaction is contained below.

As of December 31, 2010, the few pieces of equipment we own were not being utilized in any operations and we employed insufficient numbers of personnel necessary to actually explore and/or mine for minerals.

All dollar amounts expressed in this Annual Report are in US Dollars (“$”), unless specifically noted as Canadian Dollars (“Cdn$”).

OUR HISTORY

Standard Gold (formerly known as Princeton Acquisitions, Inc.) was incorporated in the State of Colorado on July 10, 1985, as a blind pool or blank check company. From its incorporation until September 29, 2009, its strategy was to complete a merger with, or acquisition of, a private company, partnership or sole proprietorship without any particular industry or geographical location. Princeton Acquisitions, Inc. had a June 30 fiscal year end. On September 11, 2009, Standard Gold entered into a share exchange agreement with Hunter Bates and certain of its shareholders, in which Hunter Bates’ shareholders would exchange all of their capital securities into similar capital securities of Standard Gold. The share exchange was consummated on September 29, 2009 (the “Share Exchange”).

Accordingly, the Share Exchange represented a change in control and Hunter Bates became a wholly owned subsidiary of Standard Gold. For accounting purposes, the Share Exchange has been accounted for as a reverse acquisition with Hunter Bates as the accounting acquirer (legal acquiree) and Standard Gold as the accounting acquiree (legal acquirer). Upon completion of the Share Exchange, Wits Basin (which held a majority of the interest of Hunter Bates before the Share Exchange), held approximately 95% of our issued and outstanding capital stock at September 29, 2009.

Upon effectiveness of the Share Exchange, Standard Gold adopted the business model of Hunter Bates and as such has become a stand-alone minerals exploration and development company with a focus on gold projects.  Furthermore, Hunter Bates had a fiscal year end of December 31, and as such we changed our fiscal year end from June 30 to December 31.

Subsequent to December 31, 2010, we entered into the Shea Transaction; see the information that follows for details of the transaction.

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

Our Exploration Plans

No further exploration activities will be conducted at the Bates-Hunter Mine until such time as we have sufficient funds to complete a detailed analysis of the projects potential. We have taken measures to secure the property while it remains inactive.  As part of the Shea Transaction (as further described below), we have the right, at our option, at any time prior to June 13, 2011, to transfer the Hunter-Bates Mine and all related obligations and liabilities, to Wits Basin, in exchange for the cancellation by Wits Basin of a promissory note in the principal amount of $2,500,000 issued by Hunter Bates to Wits Basin.  We are in the process of determining whether we want to exercise this transfer right.

THE SHEA TRANSACTION AND TOLL MILLING

On March 15, 2011, we acquired assets from Shea Mining which will allow us to enter the precious-metal toll milling business. Toll milling is a process whereby ore is crushed and ground into fine particles to ease the extraction of any precious minerals contained therein, such as gold, silver, lead, zinc and copper, and rare earth metals.

Pursuant to an Exchange Agreement, dated March 15, 2011, by and between us, Shea Mining, Afignis, LLC, Leslie Lucas Partners, LLC, Wits Basin and Alfred A. Rapetti (the “Exchange Agreement”), we acquired a lease (with a right to purchase), formerly held by Shea Mining, to operate an assay lab and toll milling facility, with permits and water rights, located in Amargosa Valley, Nevada.  In connection with the assignment of the lease for the Amargosa facility, we extended the term of the lease until March 31, 2014. We pay a monthly base rent of $17,500 for this facility, increasing to $20,000 per month in April 2012, and $22,250 in April 2013.  We have an option to purchase the facility for $6,000,000 at any time between April 1, 2012 and March 31, 2013.  We also acquired the rights to four toll-milling contracts for mines and mineral projects located in Nevada, California and Colorado, along with the rights to certain mine dumps in Manhattan, Nevada. Due to this facility’s proximity to mines within economical trucking distances that do not have their own facilities to process ore, we believe that this facility, and the related tolling contracts, will produce profitable revenue for us in the second half of 2011.  We are in the early stages of determining the cost of starting operations at the Amargosa facility, but an initial estimate is that we will need to expend approximately $250,000 before operations can begin.  We anticipate starting operations late in the second quarter of 2011.

Pursuant to an Assignment and Assumption of Loan Documents and Loan Modification Agreement, dated as of March 15, 2011, by and between us, Shea Mining and NJB Mining, Inc. (the “Loan Modification Agreement”), we acquired from Shea Mining certain assets located in Tonopah, Nevada, consisting of land, mine tailings, and a milling facility. The land encompasses 1,174 deeded acres, which may be the largest private land holding in Esmeralda County, Nevada. Approximately 334 acres of this land contains 2.2 million tons of tailings, which we believe is the largest single deposit of historic mine tailings in the state of Nevada, known as the Millers Tailings, from the historic gold rush of Goldfield and Tonopah, Nevada. Based on results from 40 drill holes, the Millers Tailings show a preliminary grade of approximately 0.009 ounces per ton gold and 1.22 ounces per ton silver. We plan to execute a complete characterization of the tailings. The milling facility, known as Millers Mill, is an existing milling facility built in 1981 by Lurgi Engineering, a German firm, which had the capacity to process up to 2,000 tons of tailings per day. Millers Mill successfully processed gold and silver from the tailings on the property until 1984, when the falling price of metals caused the suspension of operations at this facility. The property comes with 387 acre-feet per year of water rights.  After preliminary investigations of Millers Mill, we estimate that we will need to expend approximately $3,000,000 to make Millers Mill operational.  We cannot predict a timetable for when such operations will begin, but we hope to have Millers Mill operational within the next year.

Pursuant to the Exchange Agreement, we issued a total of 35 million shares of our common stock to the equity holders of Shea Mining in exchange for the Shea Mining assets, resulting in those holders owning an ownership interest of approximately 87% of our currently outstanding common stock, and an approximately 56% ownership interest in our company on a fully diluted basis. Alfred A. Rapetti, our Chief Executive Officer, has been granted an irrevocable voting proxy for half of the shares issued to the Shea Mining equity holders, which continues until the affected shares are publicly sold after a period of at least six months, and thereafter in accordance with all applicable securities laws. In addition to the issuance of our common stock, we paid approximately $450,000 in cash to Shea Mining, and agreed to pay an additional $450,000 to Shea Mining within one year following closing. We paid certain transaction costs and assumed certain debts relating to the assets which aggregate approximately $300,000. We also agreed to indemnify Shea Mining from any liabilities arising after March 15, 2011 out of the Loan Modification Agreement or the loan agreements referenced therein.

We acquired the Miller’s Mill property subject to a $2.5 million existing first deed of trust which was in default at the time of acquisition. As part of the transaction, the holder of the deed of trust, NJB Mining, modified the related note to allow us a sixty-day period, starting on March 15, 2011, to refinance this mortgage.

Simultaneous with these transactions, pursuant to the Exchange Agreement, Wits Basin exchanged 19,713,544 shares of our common stock it held for 10 million shares of our newly created non-voting 5% preferred stock, referred to as the “Series A Preferred Stock.” The Series A Preferred Stock has a liquidation preference of $10 million, payable only upon certain liquidity events or upon achievement of a market value of our equity equaling $200 million or more. Additional details regarding the Series A Preferred Stock can be found in our Second Amended and Restated Articles of Incorporation, which were filed with the Colorado Secretary of State on March 15, 2011, and are attached hereto as Exhibit 3.1.  Wits Basin retained 1,800,000 shares of our common stock, which shares are subject to a voting proxy, effective until March 15, 2012, held by our Chief Executive Officer, Alfred A. Rapetti.  Additionally, we obtained the right to transfer our entire interest and related debt of the Bates-Hunter Mine, at any time prior to June 13, 2011, to Wits Basin in exchange for the cancellation of a promissory note issued by Hunter Bates payable in favor of Wits Basin in the approximate amount of $2.5 million. Effective as of the closing of the Shea Mining transaction, Stephen King and Donald Stoica stepped down from our Board of Directors, and Alfred A. Rapetti assumed the additional role of Chairman of the Board.

We plan to commence toll milling at the Amargosa lab and toll-milling facility late in the second quarter of 2011. Plans are to gradually increase capacity at Amargosa and seek additional small mine toll-milling sources. Amargosa has a Water Pollution Control Permit for processing of up to 18,500 tons of ore per year. We plan to initially process 50 –70 tons of ore per day; with expansion and the appropriate permits, we believe that processing capacity could be increased to 600 tons of ore per day.

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

PRODUCTS AND SERVICES

As of December 31, 2010, we only own the past producing gold mine in Colorado (Bates-Hunter Mine).

EXPLORATION AND DEVELOPMENT EXPENSES

If we acquire a project that has no revenue, exploration expenses will be charged to expense as incurred.

EMPLOYEES

As of December 31, 2010, we employed three individuals – our chief executive officer, our chief financial officer (both which were being shared by Wits Basin) and our president. Gregory Gold Producers (a wholly owned subsidiary of Hunter Bates) employs one individual as caretaker for the Bates-Hunter Mine. None of our employees are represented by a labor union and we consider our employee relations to be good.

FINANCIAL INFORMATION IN INDUSTRY SEGMENTS

During the year ended December 31, 2010, our operations included one reportable segment: that of minerals exploration and development.

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

OUR NEWLY-ISSUED SERIES A PREFERRED STOCK HAS A SIGNIFICANT LIQUIDATION PREFERENCE.

In connection with the Shea Transaction, we converted 19,713,544 shares of our common stock held by Wits Basin into 10 million shares of our newly created Series A Preferred Stock. The Series A Preferred Stock has a liquidation preference of $10 million, payable only upon certain liquidity events or upon achievement of a market value of our equity equaling $200 million or more. Although there are requirements that must be met before the liquidation preference is payable to holders of the Series A Preferred Stock, if we are successful in the operation of our business and our market value increases, or if we consummate a change of control transaction that requires payment of the $10 million liquidation preference (plus accrued interest), there may be significantly less funds remaining after the payment of the liquidation preference for holders of our common stock.

RISKS RELATING TO OUR FINANCIAL CONDITION

WE CURRENTLY DO NOT HAVE ENOUGH CASH TO FUND OPERATIONS, DEBT REDUCTION OR POTENTIAL ACQUISITIONS DURING 2011.

We have very limited funds, and such funds are not adequate to develop our current business plan, or even to satisfy our existing working capital requirements. As of March 17, 2011, we had only approximately $97,000 of cash and cash equivalents and with an expected cash expenditure of approximately $3,800,000 in debt that will become due during 2011 (assuming some or all of such debt is not converted into equity prior to such date) we will be required to raise additional funds to effectuate our current business plan for exploration of the Bates-Hunter Mine and to satisfy our working capital requirements. Without significant additional capital, we will be unable to fund exploration of our current property interests or acquire interests in other mineral exploration projects that may become available.  We continue to seek additional opportunities relating to our mining operations, and our ability to seek out such opportunities, perform due diligence, and, if successful, acquire such properties or opportunities requires additional capital. With respect to our proposed toll milling operations, the costs and ability to successfully operate have not been fully verified because none of our proposed tolling operations have been run recently and we may incur unexpected costs or delays in connection with starting operations. The cost of designing and building our operations and of finding new toll-milling sources can be extensive and will require us to obtain additional financing, and there is no assurance that we will have the resources necessary or the financing available to attain operations or to acquire the new toll-milling sources necessary for our long-term business.  Our ultimate success will depend on our ability to raise additional capital. There is no assurance that funds will be available from any source, or if available, that they can be obtained on terms acceptable to us.

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

WE ARE A DEVELOPMENT- AND EXPLORATION-STAGE COMPANY WITH LITTLE HISTORY OF OPERATIONS AND WE EXPECT TO INCUR LOSSES FOR THE FORESEEABLE FUTURE.

We are a development- and exploration-stage company, and have yet to commence active operations. As of December 31, 2010, we have incurred an aggregate net loss of $10,591,071 since our incorporation. We have no prior operating history from which to evaluate our success, or our likelihood of success in operating our business, generating any revenues, or achieving profitability. These operations provide a limited basis for you to assess our ability to commercialize our product candidates and the advisability of investing in our securities. We have generated no revenue to date and there can be no assurance that our plans for exploring the Bates-Hunter Mine, and possibly producing minerals, will be successful, or that we will ever attain significant sales or profitability. Furthermore, pursuant to our transaction with Shea Mining, we acquired a number of assets in order to enter into the business of toll milling.  Toll milling is a new area of business for us, and our management team has little experience in toll milling operations.  Although we intend to hire knowledgeable and experienced employees and/or consultants with significant experience in toll milling operations, there is no guarantee that this line of business will be profitable in the near future, if at all.  We anticipate we will incur development- and exploration-stage losses until our exploration efforts are completed and in the development of our toll milling operations. As a development- and exploration-stage company, we are subject to unforeseen costs, expenses, problems and difficulties inherent in new business ventures.

OUR INDEPENDENT AUDITORS HAVE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The financial statements for each of these periods were prepared assuming that we would continue as a going concern. We have had net losses for each of the years ended December 31, 2010 and 2009, and we have an accumulated deficit as of December 31, 2010. In the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we do not expect to generate any significant revenues from operations for the foreseeable future, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital through equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

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

RISKS RELATED TO THE COMPANY

WE HAVE VERY LIMITED ASSETS IN OPERATION.

We are an exploration stage company and only own the past producing gold project of the Bates-Hunter Mine in Colorado, which we have financed through a limited recourse promissory note (as of December 31, 2010, the outstanding principal balance is Cdn$6,500,000 or approximately $6,519,500 US). Currently, we are only performing maintenance activities at this property and we do not anticipate having any revenues from this property for the foreseeable future. Furthermore, this property may never produce any significant mineral deposits.  Although we recently acquired assets pursuant to the Shea Transaction for the operation of a toll mining business, we have yet to utilize those assets and there can be no guarantee that we will be successful in utilizing these assets going forward.

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

OUR MANAGEMENT TEAM MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR BUSINESS STRATEGIES.

If our management team is unable to execute on our business strategies, then our development would be materially and adversely affected. In addition, we may encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by any future growth. In acquiring the toll milling assets in the Shea Transaction, we have entered into a new line of business in which our management team has little experience.  We may seek to augment or replace members of our management team or we may lose key members of our management team, and we may not be able to attract new management talent with sufficient skill and experience.

OUR SUCCESS IN THE FUTURE MAY DEPEND ON OUR ABILITY TO ESTABLISH AND MAINTAIN STRATEGIC ALLIANCES, AND ANY FAILURE ON OUR PART TO ESTABLISH AND MAINTAIN SUCH RELATIONSHIPS WOULD ADVERSELY AFFECT OUR MARKET PENETRATION AND REVENUE GROWTH.

We may be required to establish strategic relationships with third parties in the mining and toll milling industries. Our ability to establish strategic relationships will depend on a number of factors, many of which are outside our control, such as the suitability of property relative to our competitors, or the quality grade of precious minerals found in our tailings. We can provide no assurance that we will be able to establish other strategic relationships in the future.

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

RISKS RELATING TO OUR BUSINESS

WE WILL REQUIRE ADDITIONAL FINANCING TO CONTINUE TO FUND OUR CURRENT EXPLORATION PROJECT AND TOLL MILLING INTERESTS OR TO ACQUIRE INTERESTS IN OTHER EXPLORATION PROJECTS.

Substantial additional financing will be needed in order to fund beyond the current maintenance programs underway or to potentially complete other acquisitions or joint ventures with other business models. Our means of acquiring investment capital is limited to private equity and debt transactions. We have no significant sources of currently available funds to engage in additional exploration and development.  Without significant additional capital, we will be unable to fund exploration of our current property interests, acquire interests in other mineral exploration projects that may become available, or make our toll milling facilities operational. See “—Risks Relating to Our Financial Condition – We Currently Do Not Have Enough Cash to Fund Operations During 2011.”

OUR PERFORMANCE MAY BE SUBJECT TO FLUCTUATIONS IN MINERAL PRICES.

The profitability of our exploration project and toll milling could be significantly affected by changes in the market price of minerals. Demand for minerals can be influenced by economic conditions and attractiveness as an investment vehicle. Other factors include the level of interest rates, exchange rates and inflation. The aggregate effect of these factors is impossible to predict with accuracy.

In particular, mine production and the willingness of third parties such as central banks to sell or lease gold affects the supply of gold. Worldwide production levels also affect mineral prices. In addition, the price of gold, silver and other precious minerals have on occasion been subject to very rapid short-term changes due to speculative activities.

WE CANNOT MAKE ESTIMATES REGARDING THE RESERVES OF PRECIOUS METALS IN OUR TAILINGS OR THE ORE OF OTHERS THAT WE PROCESS, WHICH MAY NEGATIVELY AFFECT OUR FINANCIAL RESULTS.

Although we have contracts with owners of potentially valuable minerals, we cannot make any estimates regarding probable reserves in connection with any of these sources of minerals, and any estimates relating to possible reserves are subject to significant risks. We have initial indications of grade from these toll-milling sources, but have not fully investigated any of them. Therefore, no assurance can be given of the size of reserves or grades of reserves at the toll-milling sources that are planned to supply our toll milling operations. The tonnage and grade of the tailings that we propose to process have not been fully verified. We have done initial internal metallurgical testing on some of these toll-milling source materials, but have not done comprehensive metallurgical testing on any of them.  Therefore, we cannot be certain of the level of recovery of valuable metals we can attain in our toll milling operations.

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

OUR EXPLORATION AND TOLL MILLING OPERATIONS ARE SUBJECT TO ENVIRONMENTAL REGULATIONS AND PERMITTING, WHICH COULD RESULT IN THE INCURRENCE OF ADDITIONAL COSTS AND OPERATIONAL DELAYS.

All phases of our operations are subject to current environmental protection regulation. There is no assurance that future changes in environmental regulation, such as greenhouse gas emissions, carbon footprint and the like, will not adversely affect our project. We will be subject to environmental protection regulations with respect to our property in Colorado, under applicable federal and state laws and regulations. With respect to our toll milling operations, some of our proposed operations will require additional permits, which could incur additional cost and may delay startup and cash flow. In addition, each toll-milling mineral source must be fully permitted for its own operation, a process over which we have no control.

OUR TOLL MILLING OPERATIONS WILL REQUIRE US TO DEPEND ON THIRD PARTIES AND OTHER ELEMENTS BEYOND OUR CONTROL, WHICH COULD RESULT IN HARM TO OUR BUSINESS.

Our toll milling operations will rely largely on mineral material produced by others, but we have no control over their operations. Delivery of ore to our processing facilities is also subject to the risks of transportation, including trucking operations run by others, regulations and permits, fuel cost, weather, and road conditions. Toll milling requires that the mineral producer and the mineral processor agree on the grade of the incoming mineral, which can be a source of conflict between parties.  Any disagreements with mineral producers, or problems with the delivery of ore, could result in additional costs, disruptions and other problems in the operation of our business.

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

ITEM 2.  PROPERTIES

On June 12, 2008, Hunter Bates completed the acquisition of the Bates-Hunter Mine located in Central City, Colorado, which includes a water treatment plant, headframe, buildings, miscellaneous equipment and land, financed through a limited recourse promissory note in the principal amount of Cdn$6,750,000. As of December 31, 2010, we do not claim to have any mineral reserves at the Bates-Hunter Mine and further development is contingent upon available funds.

We currently share office space with Wits Basin at 900 IDS Center, 80 South 8th Street, Minneapolis, Minnesota 55402-8773.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock is quoted on the OTCBB under the symbol “SDGR.” Prior to January 11, 2010, our common stock was quoted under the symbol “PRAQ.” As of March 17, 2011, the last closing sale price of our common stock as reported by OTCBB was $0.80 per share. The following table sets forth for the periods indicating the range of high and low closing sale prices of our common stock:

Period	High	Low

Quarter Ended March 31, 2009	$0.10	$0.05
Quarter Ended June 30, 2009	$0.10	$0.05
Quarter Ended September 30, 2009	$0.10	$0.05
Quarter Ended December 31, 2009	$7.00	$1.50

Quarter Ended March 31, 2010	$1.65	$1.01
Quarter Ended June 30, 2010	$1.94	$0.70
Quarter Ended September 30, 2010	$1.01	$0.25
Quarter Ended December 31, 2010	$1.05	$0.35

The quotations from the OTCBB above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions.

RECORD HOLDERS

As of March 17, 2011, there were approximately 130 record holders of our common stock, excluding shareholders holding securities in “street name.” Based on securities position listings, we believe that there are approximately 40 beneficial holders of our common stock in “street name.”

DIVIDENDS

We have never paid cash dividends on our common stock and have no present intention of doing so in the foreseeable future. Rather, we intend to retain all future earnings to provide for the growth of our Company. Payment of cash dividends in the future, if any, will depend, among other things, upon our future earnings, requirements for capital improvements and financial condition.

RECENT SALES OF UNREGISTERED SECURITIES

In addition to the sales of unregistered securities that we reported in Quarterly Reports on Form 10-Q and Current Reports on Form 8-K during fiscal year ended 2010, we made the following sales of unregistered securities during the quarter ended December 31, 2010:

In October 2010: (i) we issued 100,000 shares of our unregistered common stock to Donald Stoica in consideration of his serving on the board of directors, and (ii) two warrant holders exercised certain warrants and received 1,476,923 shares of our common stock by surrendering 1,500,000 of their available warrants to pay for the exercise, via the cashless exercise provision.

In December 2010, in a private placement, we accepted subscriptions for 16,000 shares of our common stock at a price of $0.50 per share and received gross proceeds of $883 (net of offering costs totaling $7,117).

Except as noted above, sales of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, we believe that these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and rules promulgated thereunder. Based on representations from the above-referenced investors, we have determined that such investors were “accredited investors” (as defined by Rule 501 under the Securities Act) and were acquiring the shares for investment and not distribution, and that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The investors received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

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

On September 7, 2010, we entered into an option agreement with US American Exploration Inc., which specifies terms and conditions by which we may acquire an interest in the Rex Gold Mine project (“Rex”) located in La Paz County, Arizona. In order for us to acquire an irrevocable ten percent (10%) joint venture interest, we paid an initial $100,000 non-refundable fee and must provide an additional $1,900,000 for expenditures that must begin within five months and be completed within 23 months. To date, we have only provided an additional $20,000 towards exploration and are in negotiations with US American.

As of December 31, 2010, our only assets were the Bates-Hunter Mine property and minimal assets held in Gregory Gold and we do not claim to have any mineral reserves at the Bates-Hunter Mine. Furthermore, we possessed only a few pieces of equipment and employ insufficient numbers of personnel necessary to actually explore and/or mine for minerals; we therefore remain substantially dependent on third party contractors to perform such operations.

We previously hired two Canadian drilling companies who completed approximately 12,000 feet of surface drilling, which provided detailed data, which has been added to the existing 3-D map of the region. With the surface drilling program completed in August 2008, no further exploration activities will be conducted at the Bates-Hunter Mine until such time as we have sufficient funds to complete a detailed analysis of the projects potential; only property and safekeeping processes are being maintained.

On March 15, 2011, we closed the Shea Transaction whereby we acquired substantially all of the assets of Shea Mining, which assets included the assignment to us of a lease (with a right to purchase), to operate an assay lab and toll milling facility, with permits and water rights, located in Amargosa Valley, Nevada. We also acquired the rights to four toll-milling contracts for mines and mineral projects located in Nevada, California and Colorado, along with the rights to certain mine dumps in Manhattan, Nevada.  In addition, we purchased from Shea Mining certain assets located in Tonopah, Nevada, consisting of land, mine tailings, and a milling facility.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2010 COMPARED TO THE YEAR ENDED DECEMBER 31, 2009.

Revenues

We had no revenues from operations for the years December 31, 2010 and 2009. Furthermore, we do not anticipate having any significant future revenues until an economic mineral deposit is discovered or unless we make further acquisitions or complete other mergers or joint ventures with business models that produce such results.

Operating Expenses

General and administrative expenses were $2,463,291 for 2010 as compared to $133,640 for 2009. The significant increase in 2010 primarily represents our engaging of consultants, wages and salaries and deferred compensation expense. The increase in expenses includes approximately $1,102,000 of deferred compensation expense, $958,000 of consultant fees and $184,000 of salary expenses. We anticipate that our operating expenses will continue to increase over current levels as we continue to build the infrastructure of the Company in order to proceed with exploration development of the Bates-Hunter project and due diligence followed by potential acquisitions of other gold projects, such as the Rex project.

Exploration expenses relate to the cash expenditures being reported on the work-in-process for the Bates-Hunter project and our due diligence of other potential projects. Exploration expenses were $356,290 for 2010 as compared to $146,428 for 2009. Part of this increase is due to the $100,000 option expense for the Rex project. Other exploration expenses relate to the cash expenditures being reported for our maintenance work at the Bates-Hunter project (the last drilling accomplished at the Bates-Hunter was in August of 2008) and for due diligence on other gold projects. In 2009, the Company was only maintaining the Bates-Hunter project, while in 2010, we continued to maintain the property and continue to investigate other possible gold projects. Depending upon our success in obtaining dedicated funds and the timeframe for receipt of such funds, we anticipate the rate of spending for fiscal 2011 exploration expenses to be greater than 2010 expenses.

Depreciation and amortization expenses were $88,557 for 2010 as compared to $105,723 for 2009, which represents depreciation of fixed assets for the Bates-Hunter Mine itself and the equipment purchased for work that was being performed there. We anticipate that our depreciation expense will remain at or near current levels over the next fiscal year.

Other Income and Expenses

Interest Expense
Interest expense for 2010 was $652,696 compared to 2009, which was $504,067.  The 2010 amount relates to the interest due on our notes payable: (i) the Cdn$6,750,000 limited recourse promissory note for the Bates-Hunter Mine, which was interest-free until January 1, 2010, and from such date accrues interest at a rate of 6% per annum, (ii) in April 2009, we entered into a 12% Convertible Debenture with Cabo Drilling (America) Inc., in the principal amount of $511,590, (iii) in August 2009, Hunter Bates issued a note payable in favor of Wits Basin (at which time held 100% of the equity interest in Hunter Bates) in the principal amount of $2,500,000 in consideration of various start-up and developments costs and expenses incurred by Wits Basin on its behalf while Hunter Bates and Gregory Gold were consolidated, wholly owned subsidiaries of Wits Basin, and (iv) eight short-term notes payable we entered into during 2010, for an aggregate of $211,000 in funds. The 2009 amount was the amortization of imputed interest discount on the Otten Note. We anticipate that interest expense will continue at this level for 2011.

Foreign Currency
With the consummation of the Bates-Hunter Mine acquisition in June 2008, we are recording direct non-cash foreign currency exchange gains and losses due to our dealings with the limited recourse promissory note, which is payable in Canadian Dollars. We recorded a loss of $329,732 for 2010 and a loss of $916,170 for 2009 due to fluctuations in the exchange rate between the US Dollar and the Canadian Dollar. We will continue to record gains or losses related to foreign currency exchange rate fluctuations as long as the Otten Note is outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements through private placements of our equities and advances from Wits Basin. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had a working capital deficit of $3,246,020 at December 31, 2010. Cash and cash equivalents were $154 at December 31, 2010, representing a decrease of $450,733 from the cash and cash equivalents of $450,887 at December 31, 2009.

Subsequent to December 31, 2010, we entered into the Shea Transaction. Therefore, our basic operational expenses will continue to increase during 2011. In anticipation of entering into the Shea Transaction, we raised approximately $1,000,000 pursuant to private sales of short-term convertible debt. If we are not able to raise additional working capital, whether from affiliated entities or third parties, we may have to cease operations altogether.

For the years ended December 31, 2010 and 2009, we had net cash used in operating activities of $684,935 and $260,385, respectively. During 2010, the significant increase over 2009 is due to our engagement of a number of consultants, both for marketing and for strategic planning, our due diligence on a number of other gold properties (including $100,000 spent on the Rex option) and wages and salaries. During 2009, we mainly performed maintenance activities only at the Bates-Hunter Mine site.

For the years ended December 31, 2010 and 2009, we had net cash provided by financing activities of $234,202 and $709,617, respectively. During 2010: (i) we issued 50,000 shares of our unregistered common stock through a private placement unit offering at $0.50 per unit, each unit consisting of one share of our common stock, par value $0.001 per share, and one five-year warrant to purchase a share of common stock at an exercise price of $1.00 per share, resulting in net cash proceeds of $25,000, (ii) we issued 16,000 shares of our unregistered common stock through a private placement offering at $0.50 per share, resulting in net cash proceeds of $883  (iii) we entered into eight short-term notes payable and received an aggregate of $136,000 in funds, and (iv) Wits Basin provided us operating funds of $72,319 in 2010. During 2009: (i) immediately prior to the completion of the Share Exchange (on September 29, 2009) Hunter Bates completed a private placement offering of 1,000,000 Units, each Unit consisting of one share of Hunter Bates common stock and one warrant to purchase a share of Hunter Bates common stock at an exercise price of $1.00, at a per Unit price of $0.50 for a total value of $500,000, in which we received cash proceeds of $231,672 net of closing costs totaling $18,328 and a credited payment of $250,000 against the Wits Basin Note, (ii) Wits Basin provided us operating funds of $179,950 and (iii) we issued an aggregate 1,630,000 shares of our unregistered common stock through December 2009 in a unit private placement offering with Wits Basin at $0.50 per unit, each unit consisting of one share of our common stock, par value $0.001 per share, and one five-year warrant to purchase a share of common stock at an exercise price of $1.00 per share, resulting in net proceeds of $815,000.

The following table summarizes our debt as of December 31, 2010:

Outstanding Amount		Interest Rate	Unamortized Discounts	Accrued Interest	Maturity Date	Type
$25,000		18%	$—	$1,664	October 17, 2010	Conventional (1)
$25,000		5%	$—	$394	November 30, 2010	Conventional
$50,000		5%	$—	$788	November 30, 2010	Conventional
$111,000	(2)	12%	$—	$1,261	December 30, 2010	Conventional (1)
$484,923		12%	$26,667	$109,992	April 27, 2012	Convertible (3)
$2,000,000	(4)	6%	$—	$120,000	December 31, 2013	Conventional
$6,519,500	(5)	6%	$—	$380,144	December 31, 2015	Conventional

(1)	Promissory note was issued with a warrant.
(2)	The Company received five loans during the fourth quarter of 2011 for an aggregate of $111,000 all from the same lender and all due December 30, 2010.
(3)	Cabo Debenture convertible at $0.20 per share into shares of Wits Basin common stock.
(4)
Hunter Bates issued a note payable in favor of Wits Basin, in the principal amount of $2,500,000 in consideration of various start-up and development costs and expenses incurred by Wits Basin on Hunter Bates’ behalf while it was a consolidated, wholly owned subsidiary of Wits Basin.

(5)
The limited recourse promissory note of Hunter Bates payable to Mr. Otten began accruing interest at a rate of 6% per annum on January 1, 2010, with quarterly interest only payments due beginning April 1, 2010.

Summary

Our existing sources of liquidity will not provide cash to fund operations and make the required payments on our debt service for the next twelve months.  Our ability to continue as a going concern is dependent entirely on raising funds through the sale of equity or debt.  If we are unable to obtain the necessary capital, we may have to cease operations.

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

Off-Balance Sheet Arrangements

During the year ended December 31, 2010, we did not engage in any off balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

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

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met.

Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were not effective as of December 31, 2010, because of the identification of the material weaknesses in internal control over financial reporting described below. Notwithstanding the material weaknesses that existed as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer have each concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”). We are currently taking steps to remediate such material weaknesses as described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

•
Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of internal control, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as of December 31, 2009.

As a result of our continued material weaknesses described below, management has concluded that, as of December 31, 2010, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment, management identified the following control deficiencies, which were previously identified, that still represent material weaknesses at December 31, 2010:

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

We are in the process of establishing certain steps in response to the identification of these material weaknesses that should result in certain changes in our internal control over financial reporting, but due to the Company’s limited funds and inability to add certain staff personnel, the changes may be limited and may also not be completely effective. There were no additional material weaknesses noted during the quarter ended December 31, 2010.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2010, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names of all directors and executive officers of the Company, their respective ages and all positions and offices with the Company held by each person as of March 18, 2011:

Name	Age	Positions with the Company

Alfred A. Rapetti	64	Chief Executive Officer and Director
Mark D. Dacko	59	Chief Financial Officer and Secretary
Dr. Clyde L. Smith	74	Director
Manfred E. Birnbaum	77	Director
Sharon L. Ullman	64	Director

Alfred A. Rapetti was appointed to our board of directors on September 14, 2010 and was appointed as our Chief Executive Officer on January 21, 2011. Mr. Rapetti has over 40 years of experience in investment banking, merchant banking, venture capital and serial entrepreneurship. From 2007 through 2010, Mr. Rapetti was an independent consultant. From 2005 through 2006, Mr. Rapetti was the executive vice-chairman and owner of Avantair, Inc. From 1995 through 2004, Mr. Rapetti was with Stamford Capital Group, Inc., acquiring over $6 billion of companies over a nine year period involving some 225 transactions including Great Dane Holdings, Falcon Building Products, Sithe Energies and Clark-Sweibel. Individually as an entrepreneur, Mr. Rapetti created/owned a major leasing company in addition to starting/running the largest nuclear safety firm in the world servicing 14 U.S. nuclear utilities and four foreign governments. Mr. Rapetti has a B.S. in nuclear engineering and marine engineering from SUNY Maritime College and M.S. in nuclear engineering from New York University

Mark D. Dacko has served as our Chief Financial Officer since our inception in April 2008. Mr. Dacko served as a director from April 2008 until September 29, 2009. Mr. Dacko also serves as Chief Financial Officer and Secretary of Wits Basin, since March 2003. Mr. Dacko also served as Wits Basin’s Controller from February 2001 to March 2003 and as a board member from June 2003 until April 2008.

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

Manfred E. Birnbaum was appointed to our board of directors on September 14, 2010. Mr. Birnbaum has been an independent management consultant in the energy and power industries from 1994 through 2010. From 1982 to 1985, Mr. Birnbaum was chief executive officer of English Electric Corp., a wholly owned subsidiary of General Electric Company of England. From 1958 through 1982, Mr. Birnbaum held various senior management positions at Westinghouse Electric Corporation. Since June 2007, Mr. Birnbaum has served as a director for ZBB Energy Corporation, serving on their audit, compensation, nominating and operating committees. Mr. Birnbaum earned a B.A. in mechanical engineering from Polytechnic Institute of the City University of New York in 1957 and a Masters Degree in electrical engineering from the University of Pennsylvania.

Sharon L. Ullman was appointed to our board of directors on March 18, 2011, in connection with the Shea Transaction. Since June, 2010, Ms. Ullman has served as Managing Member of Afignis, LLC, a company engaged in the development of mining, natural resource and agricultural opportunities in emerging markets. Afignis holds approximately 43% of our outstanding common stock.  Ms. Ullman has also served as the founder and CEO of S.L. Ullman & Associates, Inc., a private consulting firm active in philanthropic activities and government relations, since 2007.  Additionally, since 2007, Ms. Ullman has served as Executive Vice President of Development for Project First Source, a green-tech remediation technology and biomass company providing environmentally neutral solutions currently focused in the Rift Valley and Great Lakes Region of East Africa.  She attended CCNY/Baruch college.

There is no family relationship between any director and executive officer of the Company.

CODE OF ETHICS

We have not yet adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and persons performing similar functions, and Standard Gold also did not have a Code of Ethics in place at the time of the Share Exchange. The current board of directors anticipates putting a Code of Ethics into effect during the fiscal year 2011.

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

The Company does not have a formal audit committee with a financial expert; therefore our Board of Directors as a group acts in the capacity as the audit committee. There were no audit committee meetings held during 2010. Financial information relating to quarterly reports was disseminated to all board members for review. The audited financial statements for the years ended December 31, 2010 and 2009 were provided to each member of the board in which any concerns by the members were directed to management and the auditors.

The Company has not established a compensation committee or another board committee performing a similar function; therefore our Board of Directors as a group acts in the capacity as the compensation committee.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation of each name executive for the fiscal years ended December 31, 2010 and 2009 awarded to or earned by (i) each individual serving as our principal executive officer and principal financial officer of the Company and (ii) each individual that served as an executive officer of the Company at the end of such fiscal years who received compensation in excess of $100,000.

	Annual Compensation
					Option	All Other
Name and Principal Position	Year	Salary		Bonus	Awards (1)	Compensation		Total ($)

Chief Executive Officer (2)
Stephen D. King	2010	$—		$—	$712,000	$—		$712,000
	2009	$—		$—	$—	$—		$—

President
Stephen E. Flechner	2010	$90,000	(3)	$—	$712,000	$30,000	(4)	$832,000
	2009	$—		$—	$—	$—		$—

Chief Financial Officer
Mark D. Dacko	2010	$60,000	(5)	$—	$—	$—		$60,000
	2009	$—		$—	$—	$—		$—

(1)
The amounts shown are the aggregate grant date fair values of these awards computed in accordance with Financial Accounting Standards Board (“FASB”) guidance now codified as Accounting Standards Codification (“ASC”) FASB ASC Topic 718, “Stock Compensation” (formerly under FASB Statement No. 123(R)).

(2)
Stephen D. King served as a director until March 15, 2011 and served as our Chief Executive Officer until January 21, 2011. Mr. King serves as the Chief Executive Officer for Wits Basin and is compensated by Wits Basin for his services to Wits Basin in such capacity and has an employment agreement with Wits Basin.

(3)
Pursuant to the employment agreement with Mr. Flechner, effective April 1, 2010, he is to receive $10,000 per month, of which, he only received $30,000; the balance has been accrued and is expected to be paid upon the Company securing sufficient funds.

(4)
During the months of January 2010 through March 2010, Mr. Flechner provided services to the Company on an outside consulting basis, and in consideration was paid an aggregate of $30,000 in the form of consulting fees.

(5)
Mr. Dacko is to receive $5,000 per month, he did not receive any cash payments during 2010; the balance has been accrued and is expected to be paid upon the Company securing sufficient funds. Mr. Dacko serves as the Chief Financial Officer for Wits Basin and is also compensated by Wits Basin for his services to Wits Basin in such capacity and has an employment agreement with Wits Basin.

Standard Gold has a verbal agreement with Wits Basin, whereby Wits Basin provides certain general and administrative services. A portion of these costs are allocated to Standard Gold and then reimbursed to Wits Basin.  Total charges to operations amounted to $80,290 and $54,151 for the years ended December 31, 2010 and 2009, respectively.

EXECUTIVE EMPLOYMENT AGREEMENTS

On April 1, 2010, we entered into an employment agreement with Mr. Flechner, to serve as our President. The term of the agreement is for a period of one year, with automatic one-year renewals, subject to either party’s right to terminate upon 30-day written notice. Mr. Flechner is entitled to a base salary of $10,000 per month, and is eligible for an annual bonus at the discretion of the Company’s compensation committee (or the Company’s board in the absence of a compensation committee). In the event Mr. Flechner is terminated by the Company for any reason other than death or for “Cause” (as defined in the agreement), he will be entitled to receive his accrued and unpaid compensation to the time of the termination plus a severance payment of $60,000. The agreement includes standard confidentiality provisions, as well as a one-year non-solicitation provision and a one-year non-competition provision.

Pursuant to the agreement, the Company and Mr. Flechner also entered into a stock option agreement, whereby the Company issued Mr. Flechner a ten-year option to purchase 800,000 shares of the Company’s common stock at an exercise price of $0.90 per share, which was the closing price of the Company’s common stock on April 1, 2010. The option is subject to the terms of the 2010 Stock Incentive Plan, as amended, and vests in three equal annual installments, with the first tranche vesting on April 1, 2010. The vesting of the remaining two installments would accelerate upon the occurrence of a Change of Control, which occurred on March 15, 2011 pursuant to the Shea Transaction.

Except as reported above, we have not entered into any severance or change of control provisions with any of our executive officers.

OUTSTANDING EQUITY AWARDS TABLE

No options were exercised by our named executive officers during the year ended December 31, 2010.  The following table sets forth information of outstanding option awards held by named executive officers as of December 31, 2010.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Stephen King (1)	266,667	533,333	(2)	—	$0.90	04/01/20
Stephen Flechner	266,667	533,333	(2)	—	$0.90	04/01/20

(1)	All options have been transferred into the name of Mr. King’s spouse. Mr. King served as a director until March 15, 2011 and served as our Chief Executive Officer until January 21, 2011.
(2)	Options vest in portions of 266,667 and 266,666 annually commencing on April 1, 2011.

With the completion of the Shea Transaction on March 15, 2011, all of the above unexercisable options became fully vested in each named executive.

DIRECTOR COMPENSATION

Members of our board who are also employees of ours receive no compensation for their services as directors. Non-employee directors are reimbursed for all reasonable and necessary costs and expenses incurred in connection with their duties as directors. In addition, we issue options to our directors as determined from time to time by the Board.

In consideration of Messrs. Rapetti and Birnbaum serving on the board, effective September 14, 2010, we issued to each 100,000 shares of our common stock (with a fair value of $51,000) and granted each a ten-year stock option to purchase up to 400,000 shares of our common stock at an exercise price of $0.59 per share, the average of the prior 30 trading days closing sale prices of our common stock.  The options vest in equal annual installments of 200,000 shares each over two years, with the first installments vesting September 14, 2011.

Donald Stoica was appointed to our board of directors on October 13, 2009 and served until March 15, 2011. On October 18, 2010, in consideration of Mr. Stoica’s serving on the board, we issued Mr. Stoica 100,000 shares of our common stock (with a fair value of $65,000) and awarded a ten-year option to purchase up to 400,000 shares of our common stock at an exercise price of $0.72 per share, the average of the prior 30 trading days closing sale prices of our common stock. The options vest in equal annual installments of 200,000 shares each over two years, with the first installments vesting October 18, 2011.

The following table sets forth the compensation earned by each of our non-employee directors for the years ended December 31, 2010 and 2009:

Name	Year	Option Awards (1)	Fees Earned or Paid in Cash	All Other Compensation		Total
Alfred A. Rapetti	2010	$236,000	$—	$51,000	(2)	$287,000
	2009	$—	$—	$—		$—

Manfred E. Birnbaum	2010	$236,000	$—	$51,000	(2)	$287,000
	2009	$—	$—	$—		$—

Donald Stoica	2010	$284,000	$—	$65,000	(3)	$349,000
	2009	$—	$—	$—		$—

(1)
Amount reflects the aggregate grant date fair value for stock option awards granted during the applicable year computed in accordance with FASB ASC Topic 718. The Company calculates fair value in accordance with the assumptions identified in Note 9 to our financial statements for the year ended December 31, 2010 included elsewhere in this Annual Report.

(2)	Amount reflects the fair value of 100,000 shares of common stock issued on September 14, 2010.
(3)	Amount reflects the fair value of 100,000 shares of common stock issued on October 18, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following information sets forth the number and percentage of shares of the Company’s common stock owned beneficially, as of March 17, 2011, by any person, who is known to the Company to be the beneficial owner of five percent or more of the Company’s common stock, and, in addition, by each director and each executive officer of the Company, and by all directors and executive officers as a group.

Information as to beneficial ownership is based upon statements furnished to the Company by such persons.

Name and Address	Amount of Beneficial Ownership (1)		Percentage of Class

Alfred A. Rapetti	24,300,000	(2)	53.5
80 South 8th Street, Suite 900
Minneapolis, MN 55402
Stephen E. Flechner	1,550,000	(3)	3.7
80 South 8th Street, Suite 900
Minneapolis, MN 55402
Dr. Clyde Smith	750,000	(3)	1.8
80 South 8th Street, Suite 900
Minneapolis, MN 55402
Manfred E. Birnbaum	700,000	(4)	1.7
80 South 8th Street, Suite 900
Minneapolis, MN 55402
Mark D. Dacko	500,000	(3)	1.2
80 South 8th Street, Suite 900
Minneapolis, MN 55402

All directors and officers as a group (5 persons)	27,800,000		57.0

Afignis, LLC (5)	17,500,000	(6)	43.2
c/o CBIZ, 1065 Avenue
of Americas, 11th Floor
New York, NY 10018

Leslie Lucas Partners, LLC (7)	17,500,000	(8)	43.2
c/o James Lisa, Esq.
618 Newark Avenue, Suite 220
Jersey City NJ 07306

Irwin Gross	5,748,586	(9)	12.7
800 S. Ocean Blvd., Apt L1
Boca Raton, FL 33432

Wits Basin Precious Minerals Inc.	3,430,000	(10)	8.1
80 South 8th Street, Suite 900
Minneapolis, MN 55402

Deborah King	3,500,000	(3)	8.0
450 Glenmont Court
Dunwoody, GA 30350

(1)	Except as otherwise indicated, each person possesses sole voting and investment power with respect to the shares shown as beneficially owned.
(2)
Includes 4,900,000 shares issuable upon the exercise of stock options that are currently exercisable. Pursuant to the Shea Transaction, Alfred A. Rapetti, the Chief Executive Officer of Standard Gold (i) has been personally given the right to vote the 17,500,000 common stock shares held by Leslie Lucas Partners, LLC (a former member of Shea Mining), until such time as the shares are sold in the public markets in accordance with all applicable Federal and state securities laws; (ii) has been given the right (in his role as CEO of Standard Gold) to vote the 1,800,000 common stock shares held by Wits Basin until March 15, 2012.

(3)	Represents shares issuable upon the exercise of options that are currently exercisable.
(4)	Includes 600,000 shares issuable upon the exercise of options that are currently exercisable.
(5)	Sharon L. Ullman, a member of our Board of Directors, effective March 18, 2011, is the Managing Member of Afignis, LLC.
(6)	Received shares pursuant to the Shea Transaction. See “Our Business — The Shea Transaction and Toll Milling.”
(7)
Pursuant to the Shea Transaction, Alfred A. Rapetti, the Chief Executive Officer of Standard Gold, has been personally given the right to vote the 17,500,000 common stock shares held by Leslie Lucas Partners, LLC, until such time as the shares are sold in the public markets in accordance with all applicable Federal and state securities laws.

(8)	Received shares pursuant to the Shea Transaction. See “Our Business — The Shea Transaction and Toll Milling.”
(9)
Represents (i) 180,000 shares of common stock and warrants to purchase 180,000 shares of common stock held by Irwin Gross IRA, of which Mr. Gross is the trustee, (ii) 160,000 shares of common stock and warrants to purchase 101,500 shares of common stock held by 1995 Gross Family Charitable Remainder Unit Trust, of which Mr. Gross is the trustee, (iii) 131,900 shares of common stock and warrants to purchase 160,000 shares of common stock held by Premier Partners Investments, LLLP, of which Mr. Gross is the managing partner, and (iv) warrants to purchase 341,878 shares of common stock with an exercise price of $0.50 and a warrant to purchase 4,000,000 shares of common stock (with a limitation that the holder may not exercise all or any portion of the warrant, such that any exercise would cause the holder and its affiliates to be a beneficial owner by exceeding 9.99%) with an exercise price of $0.60 per share held by Mr. Gross.

(10)
Includes 1,800,000 shares of common stock of which their voting rights are held by the Chief Executive Officer of Standard Gold until March 15, 2012 and also warrants to purchase an aggregate of 1,630,000 shares of our common stock at an exercise price of $1.00 per share.

EQUITY COMPENSATION

The following table sets forth certain information regarding equity compensation plan information as of December 31, 2010:

Number of securities
remaining available for
future issuance under
equity compensation
	Number of securities to	Weighted-average	plans (excluding
	be issued upon exercise	exercise price of	securities reflected in
Plan category	of outstanding options	outstanding options	column (a))
	(a)		(b)
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	3,000,000	$0.79	200,000
Total	3,000,000	$0.79	200,000

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Hunter Bates has guaranteed the obligations of Wits Basin to China Gold, LLC under a 10% Senior Secured Convertible Promissory Note dated on or around February 13, 2008 (with an original principal amount of $1,020,000) and a 10% Senior Secured Promissory Note dated on or around July 10, 2008 (with an original principal amount of $110,000) (collectively, the “China Gold Notes”). The China Gold Notes were amended and restated on December 17, 2009, whereby they became payable on demand at any time on or after February 15, 2010. The China Gold Notes accrue interest at the rate of 10% per year. As of December 31, 2010, the China Gold Notes have outstanding principal amounts of $117,391 and $110,000. Wits Basin secured its obligations under the China Gold Notes with the majority of its assets, including its equity interest in 18,500,000 shares of our Company that it holds. Pursuant to the terms of that certain Seconded Amended and Restated Security Agreement dated as of December 17, 2009 with China Gold, all of Hunter Bates assets are pledged as security for Wits Basin’s obligations under the China Gold Notes.

Hunter Bates has guaranteed the obligations of Wits Basin to Kenglo One, Ltd. (“Kenglo”) under a Loan Agreement dated December 14, 2009 (the “Loan Agreement”), pursuant to which, among other things, Wits Basin issued a Secured Promissory Note dated December 14, 2009 in favor of Kenglo in a principal amount of US$5,000,000 (the “Kenglo Note”). The Kenglo Note has a maturity date of February 14, 2011. As of December 31, 2010, the Kenglo Note has an outstanding balance of $5,000,000.  Wits Basin secured its obligations under the Kenglo Note with the majority of its assets, on a pari passu basis with its security interest granted to China Gold, including its equity interest in 18,500,000 shares of our Company that it holds. Pursuant to the terms of the Security Agreement with Kenglo dated as of December 14, 2009, all of Hunter Bates assets are pledged as security for Wits Basin’s obligations under the Kenglo Note.

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

Wits Basin provides certain general and administrative services (primarily management salaries and rent) for the Company. A portion of these costs are allocated to Standard Gold and then reimbursed to Wits Basin.  Total charges to operations amounted to $80,290 and $54,151 for the years ended December 31, 2010 and 2009, respectively.

Pursuant to the Exchange Agreement, on March 15, 2011, Wits Basin exchanged 19,713,544 shares of our common stock held by it for 10 million shares of our Series A Preferred Stock. The Series A Preferred Stock has a liquidation preference of $10 million, payable only upon certain liquidity events or upon achievement of a market value of our equity equaling $200 million or more. Additional details regarding the Series A Preferred Stock can be found in our Second Amended and Restated Articles of Incorporation, which were filed with the Colorado Secretary of State on March 15, 2011, and are attached hereto as Exhibit 3.1.  Wits Basin retained 1,800,000 shares of our common stock, which shares are subject to a voting proxy, effective until March 15, 2012, held by our Chief Executive Officer, Alfred A. Rapetti.  Additionally, we obtained the right to transfer our entire interest and related debt of the Bates-Hunter Mine, at any time prior to June 13, 2011, to Wits Basin in exchange for the cancellation of a promissory note issued by Hunter Bates payable in favor of Wits Basin in the approximate amount of $2.5 million.

DIRECTOR INDEPENDENCE

In determining whether the members of our Board are independent, we have elected to use the definition of “independence” set forth by Section 121 of the Listing Standards for the American Stock Exchange (“AMEX”), although we are not currently listed on AMEX, whereby a majority of the members of a listed company’s board of directors must qualify as “independent” as determined by the board. Consistent with these considerations, and after review of all relevant transactions or relationships between each director, or any of his family members, and Standard Gold, Inc., its senior management, the Board has determined that Manfred E. Birnbaum is currently independent within the meaning of the applicable listing standard of AMEX.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Board of Directors ratified the engagement of Moquist Thorvilson Kaufmann Kennedy & Pieper LLC (formerly known as Carver Moquist & O’Connor, LLC) (“MTK”) to audit our financial statements for the year ended December 31, 2009 and again ratified the engagement of MTK to audit our financial statements for the year ended December 31, 2010.

AUDIT FEES:
The aggregate fees billed for professional services rendered by MTK for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K and 10-Q for 2010 and 2009, and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was $44,000 for the year ended December 31, 2010 and $40,000 for the year ended December 31, 2009.

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

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

At present, we do not have an audit committee, but rather our entire Board of Directors performs the functions of the audit committee.  Our Board approves each engagement for audit or non-audit services before we engage our independent auditor to provide those services. The Board has not established any pre-approval policies or procedures that would allow our management to engage our independent auditor to provide any specified services with only an obligation to notify the audit committee of the engagement for those services. None of the services provided by our independent auditors for fiscal 2010 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

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

3.1**	Second Amended and Restated Articles of Incorporation, effective March 15, 2011.
3.2	Amended and Restated By-Laws effective January 12, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 13, 2010).
4.1
Limited Recourse Promissory Note of Hunter Bates Mining Corp issued in favor of George E. Otten (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 5, 2009).

4.2
Deed of Trust and Security Agreement of Hunter Bates Mining Corp issued in favor of Gilpin County Public Trustee (incorporated by reference to Exhibit 4.2 to Form 10-K for the year ended December 31, 2009).

4.3
Security Agreement dated February 11, 2008 by and among Wits Basin Precious Minerals Inc., Gregory Gold Producers Inc. and China Gold, LLC (as successor in interest to Platinum Long Term Growth V, LLC) (incorporated by reference to Exhibit 4.3 to Form 10-K for the year ended December 31, 2009).

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

4.6
Deed of Trust to Public Trustee, Mortgage, Security Agreement, Assignment of Production and Proceeds, Financing Statement and Fixture Filing issued in favor of Gilpin County Public Trustee for benefit of Cabo Drilling (America), Inc. dated April 27, 2009 (incorporated by reference to Exhibit 4.6 to Form 10-K for the year ended December 31, 2009).

4.7
Deed of Trust and Security Agreement of Hunter Bates Mining Corp issued in favor of Gilpin County Public Trustee for benefit of China Gold, LLC (as successor-in-interest to Platinum Long Term Growth V, LLC) (incorporated by reference to Exhibit 4.7 to Form 10-K for the year ended December 31, 2009).

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

10.1
Asset Purchase Agreement by and among the Company and Hunter Gold Mining Corporation, a British Columbia corporation, Hunter Gold Mining Inc., a Colorado corporation, Central City Consolidated Mining Corp., a Colorado corporation and George Otten, a resident of Colorado, dated September 20, 2006 (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended December 31, 2009).

10.2
Fourth Amendment to Asset Purchase Agreement dated January 14, 2008 by and among the Company, Central City Mining Corp., George Otten, Hunter Gold Mining Corp. and Hunter Gold Mining Inc (incorporated by reference to Exhibit 10.2 to Form 10-K for the year ended December 31, 2009).

10.3
Fifth Amendment to Asset Purchase Agreement by and among the Company, Hunter Gold Mining Corp, Hunter Gold Mining Inc., George E. Otten and Central City Consolidated, Corp. d/b/a Central City Consolidated Mining Co. dated June 9, 2008 (incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended December 31, 2009).

10.4**
Security Agreement by and between Wits Basin Precious Minerals Inc, Hunter Bates Mining Corporation, Gregory Gold Producers, Inc and Kenglo One Ltd. in the principal amount of $5,000,000, dated December 14, 2009.

10.5	Employment Agreement with Stephen E. Flechner dated April 1, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 5, 2010).
10.6	Stock Option Agreement with Stephen E. Flechner dated April 1, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 5, 2010).
10.7	Stock Option Agreement with Deborah King dated April 1, 2010 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 5, 2010).
10.8
Option Agreement between the Company and US American Exploration Inc, dated September 7, 2010, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on September 17, 2010).

10.9
Promissory Note of the Company, dated September 7, 2010, in the principal amount of $25,000 issued in favor of Stephen Flechner (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on September 17, 2010).

10.10
Promissory Note of the Company, dated September 7, 2010, in the principal amount of $50,000 issued in favor of Irwin Gross (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed on September 17, 2010).

10.11	Guaranty & NSR of Stephen D. King, dated September 7, 2010, (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A filed on September 17, 2010).
10.12	2010 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2011).
10.13**	Exchange Agreement, dated March 15, 2011, by and between the Company, Shea Mining & Milling, LLC, Afignis, LLC, Leslie Lucas Partners, LLC, Wits Basin Precious Minerals Inc. and Alfred A. Rapetti.
10.14**	Assignment and Assumption of Loan Documents and Loan Modification Agreement, dated March 15, 2011, by and between the Company, Shea Mining & Milling, LLC and NJB Mining, Inc.
10.15**	Term Loan Agreement, dated August 25, 2009, by and between Shea Mining & Milling, LLC and NJB Mining, Inc (assumed by the Company on March 15, 2011).
10.16**	Promissory Note, dated August 25, 2009, issued by Shea Mining & Milling, LLC to NJB Mining, Inc (assumed by the Company on March 15, 2011).
10.17**
Deed of Trust and Security Agreement with Assignment of Rents and Fixture Filing, dated August 21, 2009, executed by Shea Mining & Milling, LLC in favor of NJB Mining, Inc (assumed by the Company on March 15, 2011).

10.18**	Assignment of Lease and Rents, dated August 21, 2009, executed by Shea Mining & Milling, LLC in favor of NJB Mining, Inc (assumed by the Company on March 15, 2011).
10.19**	Environmental Indemnity, dated August 25, 2009, by and between Shea Mining & Milling, LLC and NJB Mining, Inc (assumed by the Company on March 15, 2011).
10.20**	Lease Agreement, dated April 6, 2010, by and between Father Gregory Ofiesh, Mary Jane Ofiesh and Shea Mining (assumed by the Company on March 15, 2011).
10.21**	First Amendment to Lease Agreement and Contract Agreement, effective as of March 15, 2010, by and between Father Gregory Ofiesh, Mary Jane Ofiesh, the Company and Liberty Processing, LLC.
21**	Subsidiaries of the Registrant.
24**	Power of Attorney (included on the signature page hereto).
31.1**	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
** Filed herewith electronically

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD GOLD, INC.
(“COMPANY”)

Dated: March 18, 2011	By:	/s/ Alfred A. Rapetti
Alfred A. Rapetti
Chief Executive Officer

Each person whose signature to this Annual Report appears below hereby constitutes and appoints Alfred A. Rapetti and Mark D. Dacko as his true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments to this Annual Report and any and all instruments or documents filed as part of or in connection with this Annual Report or the amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company, in the capacities and dates indicated.

Name	Title	Date

/s/ Alfred A. Rapetti	Chief Executive Officer and Director	March 18, 2011
Alfred A. Rapetti	(principal executive officer)

/s/ Mark D. Dacko	Chief Financial Officer and Secretary (principal financial and accounting	March 18, 2011
Mark D. Dacko	officer)

/s/ Clyde Smith	Director	March 18, 2011
Clyde Smith

/s/ Manfred E. Birnbaum	Director	March 18, 2011
Manfred E. Birnbaum

/s/ Sharon L. Ullman	Director	March 18 , 2011
Sharon L. Ullman

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Standard Gold, Inc. and subsidiaries (an exploration stage company)

We have audited the accompanying consolidated balance sheets of Standard Gold, Inc. and subsidiaries (an exploration stage company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ deficit and cash flows for the years ended December 31, 2010 and 2009, and the period from September 28, 2004 (inception of exploration stage) to December 31, 2010. Standard Gold, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Standard Gold, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009, and the period from September 28, 2004 (inception of exploration stage) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company had net losses for the years ended December 31, 2010 and 2009 and had an accumulated deficit at December 31, 2010.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moquist Thorvilson Kaufmann Kennedy & Pieper LLC

Edina, Minnesota
March 18, 2011

STANDARD GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
Assets
Current assets:
Cash	$154	$450,887
Prepaid expenses	112,000	—
Total current assets	112,154	450,887

Property, plant and equipment, net	1,447,851	1,536,408
Mineral properties and development costs	5,660,726	5,660,726
Debt issuance costs, net	13,367	23,392
Total Assets	$7,234,098	$7,671,413

Liabilities and Shareholders’ Deficit
Current liabilities:
Short-term notes payable	$211,000	$—
Convertible note payable, current portion	300,000	150,000
Current portion of long-term note payable(majority shareholder)	1,200,000	600,000
Due to Wits Basin Precious Minerals Inc (majority shareholder)	124,240	51,921
Accounts payable	167,606	46,101
Accrued interest	614,243	71,630
Accrued expenses	741,085	383,315
Total current liabilities	3,358,174	1,302,967

Convertible note payable, long-term portion	184,923	314,923
Long-term note payable (majority shareholder)	800,000	1,400,000
Long-term note payable, net of discount	6,519,500	6,189,768
Total liabilities	10,862,597	9,207,658

Shareholders’ deficit:
Preferred stock, $1 par value, 50,000,000 shares authorized: none issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized: 25,083,572 and 22,840,649 shares issued and outstanding at December 31, 2010 and 2009, respectively	25,084	22,841
Additional paid-in capital	6,937,488	5,141,714
Accumulated deficit during exploration stage	(10,591,071)	(6,700,800)
Total shareholders’ deficit	(3,628,499)	(1,536,245)
Total Liabilities and Shareholders’ Deficit	$7,234,098	$7,671,413

The accompanying notes are an integral part of these consolidated financial statements.

STANDARD GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Sept. 28, 2004 (inception)
	Year Ended December 31,		to Dec. 31,
	2010	2009	2010

Revenues	$—	$—	$—

Operating expenses:
General and administrative	2,463,291	133,640	3,065,357
Exploration expenses	356,290	146,428	5,826,421
Depreciation and amortization	88,557	105,723	301,738
Loss on disposal of assets	—	—	12,362
Total operating expenses	2,908,138	385,791	9,205,878
Loss from operations	(2,908,138)	(385,791)	(9,205,878)

Other income (expense):
Other income	295	—	1,691
Interest expense	(652,696)	(504,067)	(1,363,064)
Foreign currency losses	(329,732)	(916,170)	(23,820)
Total other income (expense)	(982,133)	(1,420,237)	(1,385,193)
Loss from operations before income taxes	(3,890,271)	(1,806,028)	(10,591,071)

Income tax provision	—	—	—
Net loss	$(3,890,271)	$(1,806,028)	$(10,591,071)

Basic and diluted net loss per common share	$(0.17)	$(0.09)

Basic and diluted weighted average common shares outstanding	23,499,823	19,275,573

The accompanying notes are an integral part of these consolidated financial statements.

STANDARD GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

			Additional
	Common stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
BALANCE, December 31, 2008	18,500,000	$18,500	$(18,489)	$(4,894,772)	$(4,894,761)

Recapitalization of Princeton Acquisitions, Inc. upon execution of share exchange on September 29, 2009	1,710,649	1,711	(1,711)	—	—
Issuance of 1,000,000 shares of common stock and warrants on September 29, 2009 private placement at $0.50 per unit less transaction costs of $18,328	1,000,000	1,000	480,672	—	481,672
Reclassification of amounts due Wits Basin for start-up and development costs to additional paid in capital	—	—	3,867,872	—	3,867,872
Issuance of 1,630,000 shares of common stock and warrants in private placement October through December 2009 at $0.50 per unit	1,630,000	1,630	813,370	—	815,000
Net loss	—	—	—	(1,806,028)	(1,806,028)
BALANCE, December 31, 2009	22,840,649	22,841	5,141,714	(6,700,800)	(1,536,245)

Issuance of 66,000 shares of common stock in private placements at $0.50 per unit less transaction costs of $7,117	66,000	66	25,817	—	25,883

Issuance of 400,000 shares of common stock and 250,000 warrants to consultants for services	400,000	400	644,600	—	645,000

Cash-less exercise of warrants	1,476,923	1,477	(1,477)	—	—

Issuance of warrants related to notes payable	—	—	25,140	—	25,140

Common stock/stock option compensation expense	300,000	300	1,101,694	—	1,101,994

Net loss	—	—	—	(3,890,271)	(3,890,271)
BALANCE, December 31, 2010	25,083,572	$25,084	$6,937,488	$(10,591,071)	$(3,628,499)

The accompanying notes are an integral part of these consolidated financial statements.

STANDARD GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		September 28, 2004 (inception) to December 31,
	2010	2009	2010
OPERATING ACTIVITIES:
Net loss	$(3,890,271)	$(1,806,028)	$(10,591,071)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	88,557	105,723	301,738
Amortization of imputed interest and original issue discounts on debt	45,140	388,400	639,008
Amortization of prepaid consulting fees related to issuance of common stock and warrants	379,000	—	379,000
Amortization of debt issuance costs	10,025	2,507	12,532
Compensation expense related to issuance of common stock and stock option grants	1,101,994	—	1,101,994
Issuance of common stock for services	154,000	—	154,000
Loss on foreign currency	329,732	916,170	23,820
Loss on disposal of miscellaneous assets	—	—	12,362
Issuance of equity securities by Wits Basin (majority shareholder) for exploration expenses	—	—	334,950
Debt incurred for exploration expenses	75,000	—	75,000
Changes in operating assets and liabilities:
Accounts payable	121,505	19,173	167,606
Accrued expenses	900,383	113,670	1,499,418
Net cash used in operating activities	(684,935)	(260,385)	(5,889,643)

INVESTING ACTIVITIES:
Purchases of equipment	—	—	(143,628)
Net cash used in investing activities	—	—	(143,628)

FINANCING ACTIVITIES:
Payments on long-term debt	—	(491,106)	(491,106)
Cash proceeds from issuance of common stock, net	25,883	1,046,672	1,072,555
Cash proceeds from short-term debt	136,000	—	136,000
Advances from Wits Basin (majority shareholder)	72,319	179,950	5,341,875
Debt issuance costs	—	(25,899)	(25,899)
Net cash provided by financing activities	234,202	709,617	6,033,425

Increase (Decrease) in CASH AND CASH EQUIVALENTS	(450,733)	449,232	154
CASH AND CASH EQUIVALENTS, beginning of period	450,887	1,655	—
CASH AND CASH EQUIVALENTS, end of period	$154	$450,887	$154

The accompanying notes are an integral part of these consolidated financial statements.

STANDARD GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

NOTE 1 – NATURE OF BUSINESS

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

Upon effectiveness of the Share Exchange, we adopted the business model of Hunter Bates (which included the adoption of its December 31 fiscal year end) and as such, we became a stand-alone minerals exploration and development company.

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

On September 7, 2010, we entered into an option agreement with US American Exploration Inc. (“US American”), which specifies terms and conditions by which we may acquire an interest in the Rex Gold Mine project (“Rex”) located in La Paz County, Arizona. In order for us to acquire an irrevocable ten percent (10%) joint venture interest, we paid an initial $100,000 non-refundable fee and must provide an additional $1,900,000 for expenditures that must begin within five months and be completed within 23 months. To date, we have only provided an additional $20,000 towards exploration and are in negotiations with US American.

Throughout this Annual Report, Standard Gold, Inc., and our wholly owned subsidiary Hunter Bates and its wholly owned subsidiary Gregory Gold Producers, Inc., a Colorado corporation (“Gregory Gold”) will be referred collectively to as “we,” “us,” “our,” “Standard Gold” or the “Company.”

As of December 31, 2010, we possess only a few pieces of equipment and we employ insufficient numbers of personnel necessary to actually explore and/or mine for minerals and therefore, we are substantially dependent on the third party contractors we engage to perform such operations. As of the date of this Annual Report, we do not claim to have any mineral reserves at the Bates-Hunter Mine.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the year ended December 31, 2010, we incurred losses from operations of $3,890,271. At December 31, 2010, we had an accumulated deficit of $10,591,071 and a working capital deficit of $3,246,020. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the fourth quarter of 2010, we received net proceeds of $883 (net of offering costs totaling $7,117) from the sale of common stock and warrants through private placement transactions. We believe that future private placements of equity capital and debt financing are needed to fund our long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash.  If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock.  Additional financing may not be available upon acceptable terms, or at all.  If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If we are unable to obtain the necessary capital, we may have to cease operations.

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

Long-Lived Assets

We will periodically evaluate the carrying value of long-lived assets to be held and used, including but not limited to, mineral properties, capital assets and intangible assets, when events and circumstances warrant such a review.  The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.  Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose. There were no impairment charges during the years ended December 31, 2010 and 2009.

Segment Reporting

We have a single operating segment of minerals exploration and development.

Revenue Recognition and Deferred Revenue

As of December 31, 2010, the Bates-Hunter Mine properties have not provided any revenues and we do not expect them to generate revenues for the foreseeable future.

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

Off Balance Sheet Arrangements

As of December 31, 2010, we did not have any off-balance sheet activities (including the use of structured finance or special purpose entities) or any trading activities in non-exchange traded commodity contracts that have a current or future effect on our financial condition, changes in the financial condition, revenues or expenses, results of operation, liquidity, capital expenditures or capital resources that are material to our investors.

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

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at December 31, 2010 and 2009.

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

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

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

	December 31,
	2010	2009
Land	$329,280	$329,280
Buildings	1,206,954	1,206,954
Equipment	199,694	199,694
Less accumulated depreciation	(288,077)	(199,520)
	$1,447,851	$1,536,408

NOTE 4 – MINERAL PROPERTIES AND DEVELOPMENT COSTS

As of December 31, 2010, we own one wholly owned mining property known as the Bates-Hunter Mine, which was purchased in June 2008. Since the purchase, we have not commenced any mining operations due to the lack of funding and therefore, we have not recorded any amortization expense nor have we determined that any impairment has occurred for the period ended December 31, 2010. Components of our mineral properties and development costs are as follows:

	December 31,
	2010	2009
Mining claims (1)	$5,657,383	$5,657,383
Mining permits (2)	3,343	3,343
	$5,660,726	$5,660,726
(1)	We acquired some surface rights and some mining rights to 22 parcels located in Gilpin County, Colorado.
(2)	We acquired various mining, special use, water discharge, stormwater and drilling permits, all of which require renewal at various times.

NOTE 5 – DEBT ISSUANCE COSTS

We recorded debt issuance costs with respect to legal services incurred relating to the Cabo convertible promissory note issued in 2009 (see Note 7 – Convertible Note Payable). Debt issuance costs are being amortized on a straight-line basis (which approximates the effective interest method) over the term of the corresponding debt.

The following table summarizes the amortization of debt issuance costs:

	December 31,
	2010	2009
Debt issuance costs, net, beginning of period	$23,392	$—
Add: additional debt issuance costs	—	25,899
Less: amortization of debt issuance costs	(10,025)	(2,507)
Debt issuance costs, net, end of period	$13,367	$23,392

Future annual amortization is scheduled to be as follows for the years ending December 31:

2011	$10,026
2012	3,341
$13,367

NOTE 6 – SHORT-TERM NOTES PAYABLE

The following table summarizes the Company’s short-term notes payable issued in 2010:

December 31,
2010
Unsecured promissory note of $25,000; a warrant was issued for 50,000 shares; stated interest rate of 18%; accrued interest of $1,664 at December 31, 2010; due October 17, 2010; currently past due, original terms apply in the default period.	$25,000

Promissory note of $25,000 issued to our President, Stephen Flechner, utilized for the Rex; stated interest rate of 5%; accrued interest of $394 at December 31, 2010; due November 30, 2010; currently past due, original terms apply in the default period. (1)	25,000

Promissory note of $50,000 utilized for the Rex; stated interest rate of 5%; accrued interest of $788 at December 31, 2010; due November 30, 2010; currently past due, original terms apply in the default period. (1)	50,000

The Company issued five unsecured loans during the fourth quarter of 2010 for an aggregate of $111,000 all from the same lender and all due December 30, 2010; one warrant was issued for 64,000 shares for one of the loans; interest rate of 12%; accrued interest of $1,261 at December 31, 2010; currently past due, original terms apply in the default period.	111,000
Totals	$211,000

(1)      Secured by a personal guarantee of Stephen D. King, our CEO at the time. In connection with these notes and to induce the note holders into these agreements the Company granted each note holder to share in an aggregate one percent (1%) net smelter return royalty (“NSR”). Until such time as the Company were to sell its majority interest in the Rex project yet to be acquired, the note holders would receive a 0.375% and 0.625%, as defined in the agreement, respectively. See Note 10 – Contingencies and Commitments for further details.

Summary

The following table summarizes the short-term notes payable balances:

Balance at December 31, 2009	$—
Add: gross proceeds received in 2010	211,000
Less: value assigned to warrants issued with notes	(25,140)
Add: amortization of original issue discount	25,140
Balance at December 31, 2010	$211,000

The weighted average interest rate on short-term notes payable at December 31, 2010 was 10.2%.

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

Summary

The following table summarizes the convertible note balance:

Balance at December 31, 2008	$—
Add: conversion of accrued expenses and additional interest charge	451,590
Add: amortization of debt discount	13,333
Balance at December 31, 2009	$464,923
Add: amortization of debt discount	20,000
Less: principal payments	—
Balance at December 31, 2010	484,923
Less: current portion	(300,000)
Long-term portion	$184,923

As of December 31, 2010, the outstanding principal balance is $511,590 with accrued interest of $109,992.

NOTE 8 – LONG-TERM NOTES PAYABLE

Long-term limited recourse promissory note – Otten

On June 12, 2008, Hunter Bates completed the acquisition of the Bates-Hunter Mine properties, which included land, buildings, equipment, mining claims and permits, financed through a limited recourse promissory note of Hunter Bates payable to Mr. George Otten (on behalf of all of the Sellers) in the principal amount of Cdn$6,750,000 (the “Otten Note”). The Otten Note required an initial payment of Cdn$250,000 due by December 1, 2008, which was ultimately paid on November 13, 2009. As of December 31, 2010, the outstanding principal balance is Cdn$6,500,000 (approximately $6,519,500 US).

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

The Company has not made any of the quarterly interest payments due in 2010 for an aggregate amount due of $380,144. On May 17, 2010, we made a $10,000 penalty payment for an extension on the April 1, 2010 interest payment, deferring it until August 1, 2010. An agreement in principle with Mr. Otten was reached subsequent to December 31, 2010, such that he will not request full payment of past due amounts under the Otten Note and/or declare Hunter Bates in default until after September 2011. In consideration for this agreement, Wits Basin agreed to transfer 300,000 shares of Standard Gold common stock that it holds and a pledge by Wits Basin of up to 1,500,000 shares of Standard Gold’s common stock pursuant to a separate pledge of these shares to Cabo (see Note 7 – Convertible Note Payable).

The following table summarizes the Otten long-term limited recourse promissory note in US Dollars:

Balance at December 31, 2008	$5,139,637
Add: unrealized foreign currency loss	916,170
Add: amortization of original issue discount	375,067
Less: principal payments	(241,106)
Balance at December 31, 2009	6,189,768
Add: unrealized foreign currency loss	329,732
Less: principal payments	—
Balance at December 31, 2010	$6,519,500

Long-term related party promissory note – Wits Basin

In August 2009, Hunter Bates issued a note payable in favor of Wits Basin (at which time held 100% of the equity interest in Hunter Bates) in the principal amount of $2,500,000 (the “Wits Basin Note”) in consideration of various start-up and developments costs and expenses incurred by Wits Basin on its behalf while Hunter Bates and Gregory Gold were consolidated, wholly owned subsidiaries of Wits Basin. The aggregate amount of start-up and developments costs and expenses incurred by Wits Basin prior to the Share Exchange was $6,367,872 with the remaining balance of $3,867,872 being credited to additional paid in capital. The Wits Basin Note is due on December 31, 2013, and calls for quarterly principal and interest payments of $150,000 starting on March 31, 2010. Interest accrues at a rate of 6% compounded per annum.  In the event Hunter Bates generates net revenues in excess of $2,000,000 during any fiscal year or completes one or more financings in the aggregate amount of $10,000,000, Hunter Bates’ payment obligations under the Wits Basin Note will, at the option of Wits Basin, accelerate and become due and payable. The Company currently is in discussions regarding the past due quarterly payments and interest and has received notice from Wits Basin that despite the past due quarterly principal and interest payments, Wits Basin waives its right to demand payment of the outstanding balance for calendar year 2011.

On September 29, 2009, Hunter Bates satisfied an aggregate of $500,000 under the Wits Basin Note through (i) the issuance of 500,000 shares of its common stock and warrants to purchase an additional 500,000 shares at an exercise price of $1.00 (sold at $0.50 per unit with a total value of $250,000) to a creditor of Wits Basin in satisfaction of certain of Wits Basin’s obligation to such creditor and (ii) the payment to Wits Basin of $250,000.  For the year ended December 31, 2010, interest expense of $120,000 has been charged to operations and is included in accrued interest.

The following table summarizes the Wits Basin long-term note payable:

Balance at December 31, 2008	$—
Add: issuance of note	2,500,000
Less: principal payments	(500,000)
Balance at December 31, 2009	2,000,000
Less: principal payments	—
Balance at December 31, 2010	2,000,000
Less: current portion	(1,200,000)
Long-term portion	$800,000

Current maturity summary of all long-term debt

For all long-term debt, the scheduled annual maturities for the years ending December 31 are as follows:

2011	$1,200,000
2012	600,000
2013	2,406,600
2014	2,206,600
2015	2,106,300
Total	$8,519,500

NOTE 9 – SHAREHOLDERS’ EQUITY

Common Stock Issuances

During fiscal 2009, we issued the following shares of our unregistered common stock:

(1)
Immediately prior to the completion of the Share Exchange on September 29, 2009, Hunter Bates completed a private placement offering to accredited investors (as that term is defined under Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)) of 500,000 units, each unit consisting of one share of Hunter Bates common stock and one warrant to purchase a share of Hunter Bates common stock at an exercise price of $1.00, at a per unit price of $0.50. Hunter Bates received cash proceeds of $231,672 (net of offering costs totaling $18,328) and used the proceeds to make a payment on the $2,500,000 Wits Basin Note.

(2)	We issued 500,000 shares of our unregistered common stock for $250,000 reduction to the $2,500,000 Wits Basin Note.

(3)
We issued an aggregate 1,630,000 shares of our unregistered common stock through December 2009 in a unit private placement offering with Wits Basin at $0.50 per unit, each unit consisting of one share of our common stock, par value $0.001 per share, and one five-year warrant to purchase a share of common stock at an exercise price of $1.00 per share, resulting in net proceeds of $815,000.

During fiscal 2010, we issued the following shares of our unregistered common stock:

(1)
In January 2010, we issued 50,000 shares of our unregistered common stock in a private placement offering to an accredited investor (as that term is defined under Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)) at $0.50 per unit, each unit consisting of one share of our common stock, par value $0.001 per share, and one five-year warrant to purchase a share of common stock at an exercise price of $1.00 per share, resulting in net proceeds of $25,000.

(2)
In May 2010, pursuant to a one-year consulting services agreement (which became effective October 2009) we issued 300,000 shares of our unregistered common stock to the consultant. The fair value of the common stock was $300,000, which has been fully expensed.

(3)
In September 2010, pursuant to a consulting services agreement (which became effective May 28, 2010) we issued 100,000 shares of our unregistered common stock to the consultant and also terminated the agreement prior to its completion. The fair value of the common stock was $154,000, which has been fully expensed.

(4)
On September 14, 2010, the Company appointed Alfred A. Rapetti and Manfred E. Birnbaum to serve as members of our board of directors and in consideration of their appointment to the board, they were each issued 100,000 shares of our unregistered common stock. The fair value of each issuance was $51,000.

(5)
On October 18, 2010, the Company issued 100,000 shares of our unregistered common stock to Donald Stoica in consideration of his serving on the board of directors. The fair value of the issuance was $65,000.

(6)
In October 2010, two warrant holders exercised certain warrants and received 1,476,923 shares of our unregistered common stock by surrendering 23,077 of their available shares to pay for the exercise, via the cashless exercise provision.

(7)
In December 2010, in a private placement, we accepted subscriptions for 16,000 shares of our unregistered common stock at a price of $0.50 per share and received proceeds of $883 (net of offering costs totaling $7,117).

Option Grants

As of December 31, 2010, 3,000,000 shares of our common stock are available to be granted under our 2010 Stock Incentive Plan, as amended, (“2010 Plan”) of which 200,000 are available for future issuances.

See Note 16 – Subsequent Events for additional amendments to the 2010 Plan, which where adopted in 2011.

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

On September 14, 2010, the Company’s Board of Directors authorized stock option agreements with Messrs. Rapetti and Birnbaum as new members of the Company’s board, whereby they were each granted a ten-year stock option to purchase up to 400,000 shares of the Company’s common stock, with such grants becoming effective October 14, 2010, at an exercise price of $0.59 per share. The options vest in equal annual installments of 200,000 shares each over two years, with the first installments vesting September 14, 2011.

On October 18, 2010, the Company’s Board of Directors authorized a stock option agreement with Donald Stoica, a member of the Company’s board, whereby Mr. Stoica was granted a ten-year stock option to purchase up to 400,000 shares of the Company’s common stock, with such grant becoming effective November 16, 2010, at an exercise price of $0.72 per share. The option vests in equal annual installments of 200,000 shares each over two years, with the first installment vesting October 18, 2011.

The Company uses the Black-Scholes pricing model as a method for determining the estimated fair value for employee stock awards. Compensation expense for employee stock awards is recognized on a straight-line basis over the vesting period of service awards and for performance based awards, the Company recognizes the expense when the performance condition is probable of being met.

In determining the compensation cost of the options granted during fiscal 2010, the fair value of each option grant had been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized below:

2010
Risk-free interest rate	2.00%
Expected volatility factor	145% - 150%
Expected dividend	—
Expected option term	10 years

We recorded $1,101,994 and $0 related to employee stock compensation expense for the years ended December 31, 2010 and 2009, respectively, relating to share options granted and the issuance of common stock. All stock compensation expense is included in general and administrative expense. There was no tax benefit from recording this non-cash expense due to our income tax valuation allowance and due to a portion of the options being incentive stock options. The compensation expense had a $0.05 and $0.00 per share impact on the loss per share for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, approximately $1,237,000 of total unrecognized compensation expense is expected to be recognized over a period of approximately 21 months.

The following table summarizes information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price
Options outstanding - December 31, 2009	—	$—

Granted	2,800,000	0.79
Canceled or expired	—	—
Exercised	—	—
Options outstanding - December 31, 2010	2,800,000	$0.79

Options exercisable - December 31, 2010	533,334	$0.90

Weighted average fair value of options granted during the year ended December 31, 2010		$0.79
Weighted average fair value of options granted during the year ended December 31, 2009		$—

The following tables summarize information about stock options outstanding at December 31, 2010:

	Options Outstanding

Range of Exercise Prices	Number Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)

$0.59 to $0.90	2,800,000	9.5 years	$0.79	$—
$0.59 to $0.90	2,800,000	9.5 years	$0.79	$—

	Options Exercisable

Range of Exercise Prices	Number Exercisable	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)

$0.59 to $0.90	533,334	9.3 years	$0.90	$—
$0.59 to $0.90	533,334	9.3 years	$0.90	$—

(1)  The aggregate intrinsic value in the table represents the difference between the closing stock price on December 31, 2010 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2010. No options were exercised during 2010.

Stock Warrants

For warrants granted to non-employees in exchange for services, we recorded the fair value of the equity instrument using the Black-Scholes pricing model unless the value of the services is more reliably measurable.

During fiscal 2009, we granted warrant issuances as follows: (i) we issued stock warrants to purchase up to 1,500,000 shares of our common stock at an exercise price of $0.01 per share (which includes a cash-less exercise provision) to two accredited investors in consideration of consulting services and finders fees in connection with the private placement and (ii) we issued stock warrants to purchase up to 2,630,000 shares of our common stock at an exercise price of $1.00 per share, in connection with our private placements.

During fiscal 2010, we granted the following warrant issuances:

(1)	We issued a five-year warrant to purchase up to 50,000 shares of common stock at $1.00 per share, in a private placement offering to an accredited investor, with a fair value of $4,000.

(2)
In consideration of a $25,000 loan, we issued a three-year warrant to purchase up to 50,000 shares of our common stock at $0.50 per share, which includes a cash-less exercise provision. The allocated fair value of the warrant totaled $7,921.

(3)
In consideration of a $32,000 loan, we issued a two-year warrant to purchase up to 64,000 shares of our common stock at $0.50 per share, which includes a cash-less exercise provision. The allocated fair value of the warrant totaled $17,219.

(4)
We issued five-year warrants to two consultants to purchase an aggregate of 250,000 shares of common stock at $0.50 per share, each includes a cash-less exercise provision, with an aggregate fair value of $191,000.

Using the Black-Scholes pricing model, the following assumptions were used to calculate the fair value of the stock purchase warrants granted during 2010, for which the fair value of the services were not more reliably measurable: dividend yield of 0%, risk-free interest rate of 2.0%, expected life equal to the contractual life between two and five years, and volatility of 145% to 150%.

The following table summarizes information about the Company’s stock purchase warrants outstanding at December 31, 2010:

	Number	Weighted Average Exercise Price	Range of Exercise Price	Weighted Remaining Contractual Life
Outstanding at December 31, 2008	—	$—	$—

Granted	4,130,000	0.64	0.01 – 1.00
Cancelled or expired	—	—	—
Exercised	—	—	—
Outstanding at December 31, 2009	4,130,000	0.64	0.01 – 1.00
	—
Granted	414,000	0.56	0.50 – 1.00
Cancelled or expired	(23,077)	0.01	0.01
Exercised	(1,476,923)	0.01	0.01
Outstanding at December 31, 2010	3,044,000	$0.94	$0.50 – 1.00	3.9 years

Warrants exercisable at December 31, 2010	3,044,000	$0.94	$0.50 – 1.00

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is subject to legal proceedings in the normal course of business. Management believes these proceedings will not have a material adverse effect on the financial statements.

Guarantee and Pledged Collateral of Wits Basin

The Hunter-Bates Mine, including various equipment connected with the mine, has been pledged as collateral for various debts of Wits Basin, our majority shareholder. The total liabilities outstanding on Wits Basin financial statements that has the Hunter-Bates Mine as collateral is $9,012,862 at December 31, 2010.

Rex Gold Mine project

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

No accrual for this contingency has been recorded at December 31, 2010, because the outcome of the Rex project cannot be determined at this time.

NOTE 11 – RELATED PARTY TRANSACTIONS

In addition to the long-term note payable discussed in Note 8, Wits Basin provides certain general and administrative services (primarily management salary and office rent) for the Company. Amounts charged to operations amounted to $80,290 and $54,151 for the years ended December 31, 2010 and 2009, respectively.

In order for the Company to enter into the Rex project option agreement, which required an initial $100,000 non-refundable fee to be made, we entered into three short-term promissory notes, of which two required a personal guarantee and the issuance of NSR’s. Stephen D. King, our Chief Executive Officer at that time, provided personal guaranties for the repayment of these two notes.  Mr. King has personally guaranteed the notes by pledge of 100,000 shares of stock owned by him in LKA International Inc (LKAI on OTCBB).  See Note 10 – Contingencies and Commitments for further details.

On April 1, 2010, Wits Basin entered into a consulting agreement with Stephen Flechner, our President, whereby Mr. Flechner would consult with Wits Basin with respect to administrative and operations matters from April 1, 2010 to March 31, 2011. As considerations for his services, Wits Basin granted him a five-year warrant to purchase up to 1,500,000 shares of Wits Basin common stock with an exercise price of $0.10 per share.

NOTE 12 – INCOME TAXES

The Company estimates that at December 31, 2010 it had cumulative net operating loss carryforwards for tax purposes of approximately $1,966,000 for both federal and state purposes. These carryforwards, if not used, will begin to expire in 2028. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Future ownership changes could significantly further limit the use of the net operating loss (NOL).

Significant components of the Company’s estimated deferred tax assets and liabilities at December 31:

Deferred tax assets:	2010	2009
Net operating loss carryforwards	$728,000	$368,000
Exploration rights	2,004,000	2,004,000
Accrued expenses	337,000	—
Foreign currency losses (gains)	9,000	(113,000)
Other	12,000	5,000
Total deferred tax asset	3,090,000	2,264,000
Valuation allowance	(3,090,000)	(2,264,000)
	$—	$—

The income tax provision consists of the following for the years ended December 31:

	2010	2009
Current tax provision	$—	$—
Deferred tax provision	(826,000)	(530,000)
Valuation allowance	826,000	530,000
Total income tax provision	$—	$—

Reconciliation between the statutory rate and the effective tax rate for the years ended December 31:

	2010	2009
Federal statutory tax rate	(34.0)%	(34.0)%
State taxes, net of federal benefit	(3.0)%	(3.0)%
Permanent differences	15.8%	7.7%
Valuation allowance	21.2%	29.3%
Effective tax rate	—	—

At December 31, 2010, the Company fully reserved its net deferred tax assets totaling $3,090,000, recognizing that the Company has incurred losses during the last several years and there is no assurance that future years will be profitable.

NOTE 14 – EARNINGS (LOSS) PER SHARE

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the years ended December 31:

	2010	2009
Basic earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(3,890,271)	$(1,806,028)
Weighted average of common shares outstanding	23,499,823	19,275,573

Basic net earnings (loss) per share	$(0.17)	$(0.09)

Diluted earnings (loss) per share calculation:
Net income (loss) per common shareholders	$(3,890,271)	$(1,806,028)
Basic weighted average common shares outstanding	23,499,823	19,275,573
Stock purchase warrants	(1)	(2)
Diluted weighted average common shares outstanding	23,499,823	19,275,573

Diluted net income (loss) per share	$(0.17)	$(0.09)

(1)
As of December 31, 2010, we had (i) 2,800,000 shares of common stock issuable upon the exercise of outstanding stock options and (ii) 3,044,000 shares of common stock issuable upon the exercise of outstanding warrants. These 5,844,000 shares, which would be reduced by applying the treasury stock method, were excluded from diluted weighted average outstanding shares amount for computing the net loss per common share, because the net effect would be antidilutive for the period presented.

(2)
As of December 31, 2009, we had 4,130,000 shares of common stock issuable upon the exercise of outstanding warrants. These 4,130,000 shares were excluded from diluted weighted average outstanding shares amount for computing the net loss per common share, because the net effect would be antidilutive for the period presented.

NOTE 15 – SUPPLEMENTAL CASH FLOW INFORMATION
	December 31,		September 28, 2004 (inception) to December 31,
	2010	2009	2010

Supplemental cash flow information:
Cash paid for interest	$54,918	$—	$55,751
Cash paid for income taxes	$—	$—	$—

Disclosure of non-cash investing and financing activities:
Long-term debt incurred for the purchase of Bates-Hunter Mine	$—	$—	$6,156,251
Advances from Wits Basin incurred for purchase of Bates-Hunter Mine	$—	$—	$815,298
Accrued expenses incurred in connection with purchase of Bates-Hunter Mine	$—	$—	$307,500
Offset to advances from Wits Basin for common stock purchase	$—	$—	$(10)
Issuance of common stock in lieu of payment on long-term debt	$—	$250,000	$250,000
Amounts due to Wits Basin reclassified as additional paid-in capital	$—	$3,867,872	$3,867,872
Amounts due to Wits Basin converted into a long-term note payable	$—	$2,500,000	$2,500,000
Accrued expenses converted into a convertible note payable	$—	$451,590	$451,590
Issuance of equity securities in exchange for prepaid consulting fees	$491,000	$—	$491,000

NOTE 16 – SUBSEQUENT EVENTS

Effective January 21, 2011, (i) the Board approved an increase in the total shares of stock which may be issued under the Company’s 2010 Stock Incentive Plan, as amended, from 3,000,000 to 13,500,000 and (ii) granted a total of 10,700,000 options from the Plan.

The Company received cash proceeds from certain convertible promissory notes of $1,137,500 (the “Notes”), which Notes include (i) the right to convert into the Company’s common stock, par value $0.001, at a price of $0.50 per share and (ii) the issuance of a two-year stock purchase warrant, with an exercise price of $0.50 per share, at a rate of two (2) warrants per $1 of Notes.  In additional to these cash proceeds, certain short-term note holders rolled their past due principal and interest into Notes totaling $113,939.

Shea Mining & Milling, LLC
On March 15, 2011, the Company closed a series of transactions, whereby the Company acquired substantially all of the assets of Shea Mining & Milling, LLC (“Shea Mining”), which assets included the assignment of a lease (with a right to purchase) to operate an assay lab and toll milling facility, with permits and water rights, located in Amargosa Valley, Nevada.  The Company also acquired the rights to four toll-milling contracts for mines and mineral projects located in Nevada, California and Colorado, along with the rights to certain mine dumps in Manhattan, Nevada.  In addition, the Company purchased from Shea Mining certain assets located in Tonopah, Nevada, consisting of land, mine tailings, and a milling facility. Neither facility was currently in operations.

Pursuant to the Exchange Agreement, the Company issued a total of 35 million shares of common stock to the equity holders of Shea Mining in exchange for the Shea Mining assets, resulting in those holders owning an ownership interest of approximately 87% of the currently outstanding common stock, and an approximately 56% ownership interest in the Company on a fully diluted basis. Alfred A. Rapetti, the Company’s Chief Executive Officer, has been granted an irrevocable voting proxy for half of the shares issued to the Shea Mining equity holders, which continues until the affected shares are publicly sold after a period of at least six months, and thereafter in accordance with all applicable securities laws. In addition to the issuance of the common stock, the Company also agreed to pay $700,000 to Shea Mining and agreed to assume related closing costs.

The Tonopah property was acquired subject to a $2.5 million existing first deed of trust which was in default at the time of acquisition. As part of the transaction, the holder of the deed of trust, NJB Mining, modified the related note to allow a sixty-day period in which to refinance this mortgage, starting on March 15, 2011.

Simultaneous with these transactions, pursuant to the Exchange Agreement, Wits Basin exchanged 19,713,544 shares of common stock held by them, for 10 million shares of newly created non-voting 5% preferred stock, referred to as the “Series A Preferred Stock.” The Series A Preferred Stock has a liquidation preference of $10 million, payable only upon certain liquidity events or upon achievement of a market value of our equity equaling $200 million or more.

Wits Basin retained 1,800,000 shares of the Company’s common stock, which shares are subject to a voting proxy held by the Company’s Chief Executive Officer, Alfred A. Rapetti, effective until March 15, 2012.  Additionally, the Company obtained the right to transfer the entire interest and related debt of the Bates-Hunter Mine, at any time prior to June 13, 2011, to Wits Basin, in exchange for the cancellation of a promissory note issued by Hunter Bates payable in favor of Wits Basin in the approximate amount of $2.5 million.