Form 10-Q
period 2011-03-31
Standard Gold
filed 2011-05-20
CIK 773717

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-14319

STANDARD GOLD, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

COLORADO	84-0991764
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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
Yes ☐ No ☒

As of May 18, 2011, there were 40,590,643 shares of the Registrant’s common stock, par value $.001, outstanding.

STANDARD GOLD, INC.
FORM 10-Q
TABLE OF CONTENTS
MARCH 31, 2011

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain statements which are forward-looking in nature and are based on the current beliefs of our management as well as assumptions made by and information currently available to management, including statements related to the uncertainty of the quantity or quality of probable ore reserves, the fluctuations in the market price of such reserves, general trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this Form 10-Q, the words “may,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict” and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. These statements reflect our judgment as of the date of this Form 10-Q with respect to future events, the outcome of which is subject to risks.  We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectations, which may have a significant impact on our business, operating results, financial condition or your investment in our common stock, as described in Part I, Item 1A entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

STANDARD GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)
Assets
Current assets:
Cash	$97,942	$154
Prepaid expenses	47,462	112,000
Total current assets	145,404	112,154

Shea Mining and Milling Assets	35,151,977	—
Property, plant and equipment, net	1,426,131	1,447,851
Mineral properties and development costs	5,660,726	5,660,726
Debt issuance costs, net	21,919	13,367
Total Assets	$42,406,157	$7,234,098

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Short-term notes payable	$2,525,000	$211,000
Convertible notes payable, current portion	676,525	300,000
Current portion of long-term note payable Wits Basin	1,350,000	1,200,000
Due to Wits Basin Precious Minerals Inc	16,616	124,240
Accounts payable	354,528	167,606
Shea Mining and Milling payable	450,000	—
Accrued interest	775,219	614,243
Accrued expenses	861,822	741,085
Total current liabilities	7,009,710	3,358,174

Convertible notes payable, long-term portion	189,923	184,923
Long-term note payable Wits Basin, net of current	650,000	800,000
Long-term note payable, net of discount	6,698,965	6,519,500
Total liabilities	14,548,598	10,862,597

Preferred stock, $.001 par value, 50,000,000 shares authorized:
10,000,000 and 0 shares issued and outstanding at
March 31, 2011 and December 31, 2010, respectively	10,000,000	—
Shareholders’ equity (deficit):
Common stock, $.001 par value, 100,000,000 shares authorized:
40,520,143 and 25,083,572 shares issued and outstanding
at March 31, 2011 and December 31, 2010, respectively	40,520	25,084
Additional paid-in capital	36,117,272	6,937,488
Accumulated deficit during exploration stage	(18,300,233)	(10,591,071)
Total shareholders’ equity (deficit)	17,857,559	(3,628,499)
Total Liabilities and Shareholders’ Equity (Deficit)	$42,406,157	$7,234,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANDARD GOLD, INC.
(AN EXPLORATION STAGE COMPANY)

Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,		September 28, 2004 (inception) to March 31,
	2011	2010	2011

Revenues	$—	$—	$—

Operating expenses:
General and administrative	6,987,212	289,624	10,052,569
Exploration expenses	36,321	73,406	5,862,742
Depreciation and amortization	21,720	23,262	323,458
Loss on disposal of assets	—	—	12,362
Total operating expenses	7,045,253	386,292	16,251,131
Loss from operations	(7,045,253)	(386,292)	(16,251,131)

Other income (expense):
Other income	—	277	1,691
Interest expense	(484,444)	(147,566)	(1,847,508)
Foreign currency loss	(179,465)	(211,458)	(203,285)
Total other income (expense)	(663,909)	(358,747)	(2,049,102)
Loss from operations before income taxes	(7,709,162)	(745,039)	(18,300,233)

Income tax provision	—	—	—
Net loss	$(7,709,162)	$(745,039)	$(18,300,233)

Basic and diluted net loss per common share	$(0.28)	$(0.03)

Basic and diluted weighted average
common shares outstanding	27,827,294	22,888,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANDARD GOLD, INC.
(AN EXPLORATION STAGE COMPANY)

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,		September 28, 2004 (inception) to March 31,
	2011	2010	2011
OPERATING ACTIVITIES:
Net loss	$(7,709,162)	$(745,039)	$(18,300,233)
Adjustments to reconcile net loss to cash
flows used in operating activities:
Depreciation and amortization	21,720	23,262	323,458
Amortization of imputed interest and original issue discounts on debt	313,243	5,000	952,251
Amortization of prepaid consulting fees related to issuance of common stock and warrants	112,000	—	491,000
Amortization of debt issuance costs	4,813	2,506	17,345
Compensation expense related to issuance of common stock and stock option grants	6,613,006	—	7,715,000
Loss on foreign currency	179,465	211,458	203,285
Issuance of common stock for services	—		154,000
Loss on disposal of miscellaneous assets	—	—	12,362
Issuance of equity securities by Wits Basin (majority shareholder) for exploration expenses	—	—	334,950
Debt incurred for exploration expenses	—	—	75,000
Changes in operating assets and liabilities:
Prepaid expenses	(47,462)	—	(47,462)
Accounts payable	106,922	14,903	274,528
Accrued expenses	319,709	179,899	1,819,127
Net cash used in operating activities	(85,746)	(308,011)	(5,975,389)

INVESTING ACTIVITIES:
Purchases of Shea Mining and Milling assets	(962,977)	—	(962,977)
Purchases of equipment	—	—	(143,628)
Net cash used in investing activities	(962,977)	—	(1,106,605)

FINANCING ACTIVITIES:
Payments on long-term debt	—	—	(491,106)
Payments from (advances to) Wits Basin	(27,624)	(29,321)	5,314,251
Cash proceeds from issuance of common stock & warrants, net	50,000	25,000	1,122,555
Cash proceeds from issuance of convertible notes payable	1,137,500	—	1,273,500
Debt issuance costs	(13,365)	—	(39,264)
Net cash provided by (used in) financing activities	1,146,511	(4,321)	7,179,936

Increase (decrease) in cash and cash equivalents	97,788	(312,332)	97,942
Cash and cash equivalents, beginning of period	154	450,887	—
Cash and cash equivalents, end of period	$97,942	$138,555	$97,942

Supplemental cash flow information:
Cash paid for interest	$2,416	$29,918	$58,167
Cash paid for income taxes	$—	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANDARD GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(unaudited)

NOTE 1 - OVERVIEW

Standard Gold, Inc. (with its subsidiaries “we,” “us,” “our,” “Standard Gold” or the “Company”) (formerly known as Princeton Acquisitions, Inc.) was incorporated in the State of Colorado on July 10, 1985, as a blind pool or blank check company. Then on September 29, 2009, we entered into a share exchange agreement with Hunter Bates Mining Corporation, a Minnesota corporation (“Hunter Bates”) and certain of its shareholders, in which Hunter Bates’ shareholders exchanged all of their capital securities into similar capital securities of ours (the “Hunter Bates Share Exchange”). Accordingly, we adopted the business model of Hunter Bates and became a minerals exploration and development company based in Minneapolis, Minnesota.

Prior to September 29, 2009, Wits Basin Precious Minerals Inc., a Minnesota corporation and public reporting company quoted on the Over-the-Counter Bulletin Board under the symbol “WITM” (“Wits Basin”) was the majority shareholder of Hunter Bates. Hunter Bates was formed (April 2008) to acquire the prior producing gold mine properties located in Central City, Colorado, known as the “Bates-Hunter Mine.” Wits Basin began negotiations to purchase the Bates-Hunter Mine in 2006 and completed the formal acquisition on June 12, 2008, through its then wholly owned subsidiary of Hunter Bates. Hunter Bates utilized the services of Gregory Gold Producers, Inc., a Colorado corporation (“Gregory Gold”) a wholly owned subsidiary of Hunter Bates as an oversight management company for the exploration activities that were being conducted at the Bates-Hunter Mine through August 2008. Since then, no further exploration activities had been conducted at the Bates-Hunter Mine.

On September 7, 2010, we entered into an option agreement with US American Exploration Inc., which specifies terms and conditions by which we had the right to acquire an interest in the Rex Gold Mine project (“Rex”) located in La Paz County, Arizona. In order for us to have acquired a ten percent (10%) joint venture interest, we were required to provide $1,900,000 for exploration expenditures by March 2011, in addition to an initial $100,000 non-refundable fee we paid. Since we did meet the timeline for the $1,900,000 payment and due to our consummation of the Shea Transaction, we have concluded that this mine does not fit our new business model and that this project required too much capital, and as such, we have declined moving forward with any more funding for the Rex.

On March 15, 2011, we closed a series of transactions (collectively, the “Shea Transaction”) whereby we acquired certain assets of Shea Mining & Milling, LLC (“Shea Mining”), which assets include land, buildings, permits, water rights, mine dumps and the assignment of a note payable a lease and a contract agreement. We completed the Shea Transaction in order to broaden our business model to offer metal toll milling services. Toll milling is a process whereby mined material is crushed and ground into fine particles to ease the extraction of any precious minerals contained therein, such as gold, silver, lead, zinc and copper, and rare earth metals.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K filed March 21 2011.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year as a whole.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share are as follows:
	Three Months Ended March 31,
	2011	2010
Basic earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(7,709,162)	$(745,039)
Weighted average of common shares outstanding	27,827,294	22,888,427

Basic net earnings (loss) per share	$(0.28)	$(0.03)

Diluted earnings (loss) per share calculation:
Net income (loss) per common shareholders	$(7,709,162)	$(745,039)
Basic weighted average common shares outstanding	27,827,294	22,888,427
Options, convertible debentures and warrants	(1)	(2)
Diluted weighted average common shares outstanding	27,827,294	22,888,427

Diluted net earnings (loss) per share	$(0.28)	$(0.03)

(1)
As of March 31, 2011, we had (i) 13,500,000 shares of common stock issuable upon the exercise of outstanding stock options, (ii) 9,666,878 shares of common stock issuable upon the exercise of outstanding warrants, (iii) reserved an aggregate of 3,950,000 shares of common stock issuable under outstanding convertible debt agreements and (iv) 1,929,000 shares reserved under private options. These 29,045,878 shares, which would be reduced by applying the treasury stock method, were excluded from diluted weighted average outstanding shares amount for computing the net loss per common share, because the net effect would be antidilutive for each of the periods presented.

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

NOTE 4 – COMPANY’S CONTINUED EXISTENCE

The accompanying condensed consolidated financial statements have been prepared in conformity with US GAAP, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the three months ended March 31, 2011, we incurred losses from operations of $7,709,162. At March 31, 2011, we had an accumulated deficit of $18,300,233 and a working capital deficit of $6,864,306. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. We believe that future private placements of equity capital and debt financing are needed to fund our long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash.  If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If we are unable to obtain the necessary capital, we may have to cease operations.

NOTE 5 – SHEA MINING AND MILLING ASSETS

On March 15, 2011, we entered into an exchange agreement by and between us, Shea Mining, Afignis, LLC, Leslie Lucas Partners, LLC, Wits Basin and Alfred A. Rapetti (the “Shea Exchange Agreement”) whereby we acquired certain assets from Shea Mining, which assets include land, buildings, permits, water rights, mine dumps and the assignment of a note payable and a lease and a contract agreement. The Shea Exchange Agreement does not include specific toll milling equipment, employees or operational processes and therefore has been accounted for as a purchase of a group of assets. The lease pertains to a property in Amargosa Valley, Nevada (the “Amargosa” property). This lease allows us to have access to 40 acres along with the use of its buildings and be able to utilize the water rights. In connection with the assignment of this lease, we received a 3-year extension on the term of the lease until March 31, 2014. We pay a monthly base rent of $17,500 for this property, increasing to $20,000 per month in April 2012, and $22,250 in April 2013.  We have an option to purchase this property for $6,000,000 at any time between April 1, 2012 and March 31, 2013.  The property has a valid permit for certain toll milling and approved reclamation services, which we have been assigned through a separate contract agreement, which requires a $5,000 monthly fee and has also been extended for 3 years.

Also on March 15, 2011, we executed an Assignment and Assumption of Loan Documents and Loan Modification Agreement, by and between us, Shea Mining and NJB Mining, Inc. (the “Loan Modification Agreement”), for certain assets located in Tonopah, Nevada (“Tonopah”). The Tonopah property is subject to a $2.5 million existing first deed of trust which was in default at the time of the Shea Transaction and includes accrued interest of $375,645, which was also assumed in the transaction. As part of the assignment, NJB Mining modified the related note to allow us a sixty-day period (until May 14, 2011) to refinance this mortgage, which was subsequently extended an additional 60 days. The Tonopah property consists of 1,174 deeded acres, mine tailings, water rights and a dormant milling facility. We plan to execute a complete characterization of the mine tailings at Tonopah. The milling facility was built in 1981 by Lurgi Engineering, a German firm, which had a reported capacity to process up to 2,000 tons of tailings per day. The milling facility was shut down in 1984, and has never been restarted and will require significant repair or replacement in order to operate again. We are still completing preliminary investigations of Tonopah and have not determined the time or capital required to put it in operation again.

We also acquired the ownership of approximately a six square mile section of mine dump material in Manhattan, Nevada (“Manhattan”).

Pursuant to the Shea Exchange Agreement, we issued a total of 35 million shares of our common stock to the equity holders of Shea Mining in exchange for certain of their assets, resulting in those holders owning an ownership interest of approximately 87% of our then currently outstanding common stock (approximately 56% ownership interest on a fully diluted basis). Alfred A. Rapetti, our Chief Executive Officer, has been granted an irrevocable voting proxy for half of the shares issued to the Shea Mining equity holders, which continues until the affected shares are publicly sold after a period of at least six months, and thereafter in accordance with all applicable securities laws. We also agreed to indemnify Shea Mining from any liabilities arising after March 15, 2011 out of the Loan Modification Agreement or the loan agreements.

The purchase consideration of the assets acquired was calculated as follows:

Issuance of 35,000,000 shares of common stock with an estimated fair value of $0.89 per share (closing sales price on March 15, 2011)	$31,150,000
Cash consideration ($250,000 paid, $450,000 still payable at March 31, 2011)	700,000
Assumption of NJB Mining mortgage	2,500,000
Assumption of accrued interest and other liabilities	463,184
Legal costs (includes issuance of 100,000 shares of common stock valued at $89,000)	205,258
Other direct expenses incurred in connection with the Shea Transaction	133,535
$35,151,977

The valuation is preliminary and future refinements will be made based on the completion of final valuation studies.

Simultaneous with these transactions, pursuant to the Shea Exchange Agreement, Wits Basin exchanged 19,713,544 shares of our common stock it held for 10 million shares of our newly created non-voting 5% preferred stock, referred to as the “Series A Preferred Stock.” The Series A Preferred Stock has a liquidation preference of $10 million, payable only upon certain liquidity events or upon achievement of a market value of our equity equaling $200 million or more. Additional details regarding the Series A Preferred Stock can be found in our Second Amended and Restated Articles of Incorporation, which were filed with the Colorado Secretary of State on March 15, 2011.  Wits Basin retained 1,800,000 shares of our common stock, which shares are subject to a voting proxy, effective until March 15, 2012, held by our Chief Executive Officer.  Additionally, we obtained the right to transfer our entire interest and related debt of the Bates-Hunter Mine, at any time prior to June 13, 2011, to Wits Basin in exchange for the cancellation of a promissory note issued by Hunter Bates payable in favor of Wits Basin in the approximate amount of $2.5 million. Subsequent to March 31, 2011, our Board of Directors approved this transfer effective April 29, 2011. See Note 15 – Subsequent Events for our discussion regarding the transference of the Bates-Hunter Mine.

Furthermore, Wits Basin had entered into certain commitments which involved shares of our common stock and as a result of their exchange of substantially all of the Standard Gold common stock they held for Series A Preferred, they could no longer honor those commitments. In consideration of Wits agreeing to the exchange, the Company agreed to enter into two stock option agreements as follows: (1) the Company granted to one of Wits Basin’s major lenders a replacement stock option, on substantially the same terms as the stock option issued by Wits Basin, to purchase 1,299,000 shares of the Company’s common stock at an exercise price of $1.00 per share expiring on December 14, 2014 and (2) the Company granted to Wits Basin a replacement stock option, expiring on December 19, 2014, to purchase up to 630,000 shares of the Company’s common stock, at an exercise price of $0.50 per share.

Effective as of the closing of the Shea Transaction, Stephen King and Donald Stoica stepped down from our Board of Directors and Sharon Ullman, the managing member of Afignis (one of the sellers) was appointed to our Board of Directors.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Gregory Gold made purchases of various pieces of equipment necessary to operate and de-water the Bates-Hunter Mine property, which included land, buildings and other additional equipment all related to operating the Bates-Hunter Mine. Depreciation on allowable assets is calculated on a straight-line method over the estimated useful life, presently ranging from two to twenty years.  Components of the Bates-Hunter Mine property, plant and equipment are as follows:

	March 31,	December 31,
	2011	2010
Land	$329,280	$329,280
Buildings	1,206,954	1,206,954
Equipment	199,694	199,694
Less accumulated depreciation	(309,797)	(288,077)
	$1,426,131	$1,447,851

NOTE 7 – MINERAL PROPERTIES AND DEVELOPMENT COSTS

As of March 31, 2011, we still held title to the Bates-Hunter Mine, which was purchased in June 2008. Since the purchase, we never commenced any mining operations due to the lack of funding and therefore, we have not recorded any amortization nor have we determined that any impairment had occurred. Components of our mineral properties and development costs are as follows:

	March 31, 2011	December 31, 2010
Mining claims	$5,657,383	$5,657,383
Mining permits	3,343	3,343
	$5,660,726	$5,660,726

NOTE 8 – DEBT ISSUANCE COSTS

We recorded debt issuance costs with respect to legal services incurred relating to the various promissory notes issued. Debt issuance costs are being amortized on a straight-line basis (which approximates the effective interest method) over the term of the corresponding debt.

The following table summarizes the amortization of debt issuance costs:

	March 31,	December 31,
	2011	2010
Debt issuance costs, net, beginning of period	$13,367	$23,392
Add: additional debt issuance costs	13,365	—
Less: amortization of debt issuance costs	(4,813)	(10,025)
Debt issuance costs, net, end of period	$21,919	$13,367

Future annual amortization is scheduled to be as follows for the years ending December 31:

2011 — Remaining	$18,579
2012	3,340
Total	$21,919

NOTE 9 – SHORT-TERM NOTES PAYABLE

The following table summarizes the Company’s short-term notes payable:

	March 31,	December 31,
	2011	2010
Unsecured promissory note issued on August 18, 2010, in the principal amount of $25,000 along with a warrant to purchase 50,000 shares at $0.50 per share and bore interest at 18%. On March 2, 2011, the holder exchanged this past due note for a six-month convertible promissory note (see Note 10 – Convertible Notes Payable) and received $2,416 of accrued interest in cash. (1)	$—	$25,000

Promissory note issued on September 7, 2010, in the principal amount of $25,000 to Stephen Flechner, our President at the time, utilized for the Rex; stated interest rate of 5%; accrued interest of $702 at March 31, 2011; with a maturity date of November 30, 2010 and currently past due, original terms apply in the default period. (1)	25,000	25,000

Promissory note issued on September 7, 2010, in the principal amount of $50,000 utilized for the Rex and bore interest at 5%. On January 25, 2011, the note was used as proceeds on a warrant sale and still has $959 of interest outstanding. (1)	—	50,000

The Company received five unsecured loans during the fourth quarter of 2010 for an aggregate of $111,000 (all from the same lender and requiring one warrant to be issued for the purchase of 64,000 shares at $0.50 per share) and all bore interest at 12%. On February 15, 2011, the holder exchanged these past due notes along with the accrued interest of $2,939 for two six-month convertible promissory notes. See Note 10 – Convertible Notes Payable	—	111,000

Secured note payable to NJB Mining Inc. for the assets located in Tonopah, Nevada, assigned to us in connection with the Shea Transaction, stated interest rate of 7.5%; accrued interest of $8,219 at March 31, 2011; original maturity date of May 15, 2011 was extended until July 15, 2011.	2,500,000	—
Totals	$2,525,000	$211,000

(1)
Secured by a personal guarantee of Stephen D. King, our CEO at the time. In connection with these notes and to induce the note holders into these agreements the Company granted each note holder to share in an aggregate one percent (1%) net smelter return royalty (“NSR”). Until such time as the Company was to sell its majority interest in the Rex project yet to be acquired, the note holders would receive a 0.375% and 0.625%, as defined in the agreement, respectively.

Summary

The following table summarizes the short-term notes payable balances:

Balance at December 31, 2010	$211,000
Add: NJB Mining note acquired as part of Shea Transaction in 2011	2,500,000
Less: exchange of principal payments for new convertible notes	(136,000)
Less: note exchanged for warrant exercise	(50,000)
Balance at March 31, 2011	$2,525,000

The weighted average interest rate on short-term notes payable at March 31, 2011 was 7.5%.

NOTE 10  – CONVERTIBLE NOTES PAYABLE

The following table summarizes the Company’s convertible notes:

	March 31,	December 31,
	2011	2010
Convertible promissory notes net of unamortized discount of $909,914 at March 31, 2011; interest rate of 6%; accrued interest of $9,552 at March 31, 2011; see following description for other terms.	$376,525	$—

Cabo $511,590 secured convertible debenture net of unamortized discount of $21,667 at March 31, 2011; stated interest rate of 12% with an initial effective rate of 18.5%; accrued interest of $126,946 and $109,992 at March 31, 2011 and December 31, 2010, respectively; convertible into shares of Wits Basin common stock; see following description for other terms and changes.	489,923	484,923
Totals	866,448	484,923
Less: current portion	(676,525)	(300,000)
Long-term portion	$189,923	$184,923

Convertible Promissory Notes Payable

Beginning in January 2011, we entered into six-month convertible promissory notes (the “CP Notes”) with accredited investors. The terms of the CP Notes are: (i) accrue interest at 6% per annum (ii) include the right to convert into our common stock at any time, at a price of $0.50 per share, and (iii) the issuance of a two-year stock purchase warrant, with an exercise price of $0.50 per share, at a rate of two warrants per $1 of CP Notes.  The warrants created a debt discount of $664,134. In addition, due to proceeds allocated between the debt and warrants, beneficial conversion charges were created totaling an additional debt discount of $554,023. Both discounts are being amortized over the 6-month term of the convertible notes.

As of March 31, 2011, we have received gross cash proceeds of $1,137,500. In additional to these cash proceeds, certain short-term note holders rolled their past due principal and interest into the CP Notes totaling $138,939 and a consultant rolled its past due cash portion due it into the CP Notes totaling $35,000. As of March 31, 2011, in connection with the terms of the CP Notes, we have issued warrants to purchase 2,622,878 of our common stock and have reserved 3,950,000 shares of our common stock for issuance should the holders convert.

During March 2011, one CP Note holder converted a $25,000 note plus accrued interest into 50,115 shares of common stock.

Cabo Drilling (America) Inc.

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

On April 22, 2010, we made a $15,000 penalty payment to Cabo in order to receive an extension on the first $150,000 anniversary payment that was due April 27, 2010. On September 24, 2010, Wits Basin executed a modification agreement to extend the Debenture (the “Debenture Modification Agreement”). The Debenture Modification Agreement extends the April 27, 2010 payment date and combines it with the April 27, 2011 payment, thereby requiring a single payment of $300,000 plus all accrued interest on April 27, 2011; failure to make such payment shall constitute a default under the terms of the Debenture. The Debenture Modification Agreement further requires that Wits Basin provide 1,500,000 of its owned shares of Standard Gold common stock to be placed with an escrow agent as further collateral pursuant to the Debenture Modification Agreement. See Note 15 – Subsequent Events for our discussion regarding the transference of the Cabo Debenture to Wits Basin.

Summary

The following table summarizes the Cabo convertible note balance:

Balance at December 31, 2009	$464,923
Add: amortization of debt discount	20,000
Less: principal payments	—
Balance at December 31, 2010	484,923
Add: amortization of debt discount	5,000
Less: principal payments	—
Balance at March 31, 2011	489,923
Less: current portion	(300,000)
Long-term portion	$189,923

As of March 31, 2011, the outstanding principal balance is $511,590 with accrued interest of $126,946.

NOTE 11 – LONG-TERM NOTES PAYABLE

Long-term limited recourse promissory note – Otten

On June 12, 2008, Hunter Bates completed the acquisition of the Bates-Hunter Mine properties, which included land, buildings, equipment, mining claims and permits, financed through a limited recourse promissory note of Hunter Bates payable to Mr. George Otten (on behalf of all of the Sellers) in the principal amount of Cdn$6,750,000 (the “Otten Note”). The Otten Note required an initial payment of Cdn$250,000 due by December 1, 2008, which was ultimately paid on November 13, 2009. As of March 31, 2011, the outstanding principal balance is Cdn$6,500,000 (approximately $6,698,965 US).

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

The Company has not made any of the quarterly interest payments due since April 2010 for an aggregate amount due of $479,252. On May 17, 2010, we made a $10,000 penalty payment for an extension on the April 1, 2010 interest payment, deferring it until August 1, 2010. An agreement in principle with Mr. Otten was reached subsequent to December 31, 2010, such that he will not request full payment of past due amounts under the Otten Note and/or declare Hunter Bates in default until after September 2011. In consideration for this agreement, Wits Basin agreed to transfer 300,000 shares of Standard Gold common stock that it holds and a pledge by Wits Basin of up to 1,500,000 shares of Standard Gold’s common stock pursuant to a separate pledge of these shares to Cabo (as described in Note 10 – Convertible Notes Payable). See Note 15 – Subsequent Events for our discussion regarding the transference of the Otten Note to Wits Basin.

The following table summarizes the Otten long-term limited recourse promissory note in US Dollars:

Balance at December 31, 2009	$6,189,768
Add: unrealized foreign currency loss from the Otten limited recourse note	329,732
Less: principal payments	—
Balance at December 31, 2010	6,519,500
Add: unrealized foreign currency loss from the Otten limited recourse note	179,465
Less: principal payments	—
Balance at March 31, 2011	$6,698,965

Long-term related party promissory note – Wits Basin

In August 2009, Hunter Bates issued a note payable in favor of Wits Basin (at which time held 100% of the equity interest in Hunter Bates) in the principal amount of $2,500,000 (the “Wits Basin Note”) in consideration of various start-up and developments costs and expenses incurred by Wits Basin on its behalf while Hunter Bates and Gregory Gold were consolidated, wholly owned subsidiaries of Wits Basin. The aggregate amount of start-up and developments costs and expenses incurred by Wits Basin prior to the Hunter Bates Share Exchange was $6,367,872 with the remaining balance of $3,867,872 being credited to additional paid in capital. The Wits Basin Note is due on December 31, 2013, and calls for quarterly principal and interest payments of $150,000 starting on March 31, 2010. Interest accrues at a rate of 6% compounded per annum.  In the event Hunter Bates generates net revenues in excess of $2,000,000 during any fiscal year or completes one or more financings in the aggregate amount of $10,000,000, Hunter Bates’ payment obligations under the Wits Basin Note will, at the option of Wits Basin, accelerate and become due and payable. The Company currently is in discussions regarding the past due quarterly payments and interest and has received notice from Wits Basin that despite the past due quarterly principal and interest payments, Wits Basin waives its right to demand payment of the outstanding balance for calendar year 2011.

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

For the three months ended March 31, 2011, interest expense of $29,589 has been charged to operations and is included in accrued interest, which totals $149,589 at March 31, 2011.

The following table summarizes the Wits Basin long-term note payable:

Balance at December 31, 2009	$2,000,000
Less: principal payments	—
Balance at December 31, 2010	2,000,000
Less: principal payments	—
Balance at March 31, 2011	2,000,000
Less: current portion	(1,350,000)
Long-term portion	$650,000

Current maturity summary of all long-term debt

For all long-term debt, the scheduled annual maturities for the years ending December 31 are as follows:

2011 — Remaining	$1,350,000
2012	650,000
2013	2,267,342
2014	2,267,342
2015	2,164,281
Total	$8,698,965

NOTE 12 - SHAREHOLDERS’ EQUITY

Preferred Stock

Simultaneous with the Shea Exchange Agreement, Wits Basin exchanged 19,713,544 shares of our common stock it held for 10 million shares ($.001 par value each) of our newly created non-voting 5% preferred stock, referred to as the "Series A Preferred Stock" with an original issue price of $1.00 per share. The Series A Preferred Stock has a liquidation preference of $10 million, payable only upon certain liquidity events or upon achievement of a market value of our equity equaling $200 million or more. As of March 31, 2011, there were accrued undeclared dividends of approximately $21,000 on the outstanding Series A Preferred Stock. These undeclared dividends had no effect on the earnings per share calculation.

Attributes of Series A Preferred Stock include but are not limited to the following:

Dividends
Dividends at a rate per annum equal to five percent (5%) of the Liquidation Value (as defined below) of the Series A Preferred Stock plus the amount of previously accrued dividends, compounding on an annual basis, shall accrue on such shares of Series A Preferred Stock (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series A Preferred Stock) (the "Accruing Dividends"). Accruing Dividends shall accrue from day to day, and shall be cumulative. The Company may pay Accruing Dividends at any time; provided, however, that Accruing Dividends must be paid in full to holders of Series A Preferred Stock upon the occurrence of a Liquidation Event, as further defined.

Distribution in Liquidation
Upon any liquidation, dissolution or winding up of the Company, and after paying or adequately providing for the payment of all its obligations, the remainder of the assets of the Company shall be distributed, either in cash or in kind, first pro rata to the holders of the Series A Preferred Stock in an amount equal to the Liquidation Value; then, to any other series of Preferred Stock, until an amount to be determined by a resolution of the Board of Directors prior to issuances of such Preferred Stock, has been distributed per share, and, then, the remainder pro rata to the holders of the Common Stock.

Upon the occurrence of any Liquidation Event (as defined below), each holder of Series A Preferred Stock will receive a payment equal to the Original Issue Price for each share of Series A Preferred Stock held by such holder, plus any Accruing Dividends (the "Liquidation Value"). A "Liquidation Event" will have occurred when:

•
The Company has an average market capitalization (calculated by adding the value of all outstanding shares of Common Stock valued at the Company's closing sale price on the OTCBB or other applicable bulletin board or exchange, plus the value of the outstanding Series A Preferred Stock at the Original Issue Price per share) of $200,000,000 or more over any 90-day period. The holders of the Series A Preferred Stock would have the right, for 30 days after the end of such qualifying 90-day measurement period, to require the Company to purchase the Series A Preferred Stock for an amount equal to the Liquidation Value.

•
Any Liquidity Event in which the Company receives proceeds of $50,000,000 or more. For purposes hereof, a "Liquidity Event" means any (a) liquidation, dissolution or winding up of the Company; (b) acquisition of the Company by means of any transaction or series of related transactions (including, without limitation, any reorganization, merger, share exchange, share purchase or consolidation) provided that the applicable transaction shall not be deemed a liquidation unless the Company's stockholders constituted immediately prior to such transaction hold less than 50% of the voting power of the surviving or acquiring entity; or (c) the sale, lease, transfer or other disposition, in a single transaction or series of related transactions, by the Company or any subsidiary of the Company of all or substantially all the assets of the Company and its subsidiaries taken as a whole, or the sale or disposition (whether by merger or otherwise) of one or more subsidiaries of the Company if substantially all of the assets of the Company and its subsidiaries taken as a whole are held by such subsidiary or subsidiaries.

Redemption
The Series A Preferred Stock may be redeemed in whole or in part as determined by a resolution of the Board of Directors at any time, at a price equal to the Liquidation Value.

Voting Rights
Shares of Series A Preferred Stock shall have no rights to vote on any matter submitted to a vote of shareholders, except as required by law, in which case each share of Series A Preferred Stock shall be entitled to one vote. Any other shares of Preferred Stock shall only be entitled to such vote as is determined by the Board of Directors prior to the issuance of such stock, except as required by law, in which case each share of Preferred Stock shall be entitled to one vote.

Conversion Rights
Holders of Series A Preferred Stock will have no right to convert such shares into any other equity securities of the Company. Holders of shares of any other series of Preferred Stock may be granted the right to convert such Preferred Stock to Common Stock of the Company on such terms as may be determined by the Board of Directors prior to issuance of such Preferred Stock.

Common Stock Issuances

During the three months ended March 31, 2011 we issued 35,000,000 shares of our unregistered common stock (valued at $31,150,000) pursuant to the March 15, 2011, Shea Exchange Agreement to the equity holders of Shea Mining in exchange for the Shea Mining assets. Additionally, we issued 100,000 shares of our unregistered common stock (valued at $89,000) to our legal counsel as additional compensation in negotiations of the Shea Exchange Agreement. Wits Basin also exchanged 19,713,544 shares of common stock for 10,000,000 shares of preferred stock.

In March 2011, a short-term convertible promissory note holder converted a $25,000 note plus accrued interest into 50,115 shares of common stock (see Note 10 – Convertible Notes Payable).

Stock Option Grants

We have one stock option plan: the 2010 Stock Incentive Plan, as amended (the “Plan”). In general, options vest over a period ranging from immediate vesting to three years and expire 10 years from the date of grant.

Effective January 21, 2011, the Company’s Board of Directors (the “Board”) approved the following resolutions:

1. Authorized an amendment to the 2010 Stock Incentive Plan, to increase the number of options available for granting under the Plan from 3,000,000 to 13,500,000 and further authorized immediate vesting of all such options and previously awarded options upon a “change in control” of the Company.

2. Authorized the grant of 10,500,000 stock options, with an exercise price of $0.51 per share, the then current trading price of the Company’s common stock, to the following individuals:

Name (a)	Grant Amount
Stephen A. King (b)	3,500,000
Dr. Clyde L. Smith	750,000
Steven Flechner	750,000
Mark Dacko	500,000
David Smith	500,000
Alfred A. Rapetti (c)	4,500,000
10,500,000

(a)  Each named individual received a ten year stock option agreement with options vesting annually over three years.
(b) The Board accepted the resignation of Stephen D. King from his position as the Company’s Chief Executive Officer and authorized the immediate vesting of all options held by Mr. King concurrent with his resignation.
(c) Appointed Alfred A. Rapetti, who has served as a Board member since September 14, 2010, to the additional position of Chief Executive Officer and granted 4,500,000 stock options.

3. Authorized the Company to file an S-8 Registration Statement with the U.S. Securities and Exchange Commission (subsequently filed on January 27, 2011, File No. 333-171906) for the registration of the shares available in the Plan.

On February 24, 2011, the Board granted a stock option agreement to Board member Manfred Birnbaum for his services to serve on a Special Committee of the Board (the “Special Committee”) to review, evaluate, negotiate and approve (or reject) the proposed Shea Transaction, including the execution and delivery of any agreements entered into by the Company, whereby he was granted a ten year stock option to purchase up to 200,000 shares of the Company’s common stock, 100,000 vest each annual anniversary from the date of grant, at an exercise price of $0.60 per share.

On March 15, 2011, with the closing of the Shea Exchange Agreement a “change of control” event was deemed to have occurred and all previously granted stock options vested in full. As of March 31, 2011, the entire 13,500,000 shares available under the Plan have been granted and are all fully vested.

The Company uses the Black-Scholes pricing model as a method for determining the estimated fair value for employee stock awards. Compensation expense for employee stock awards is recognized on a straight-line basis over the vesting period of service awards and for performance based awards, the Company recognizes the expense when the performance condition is probable of being met.

In determining the compensation cost of the options granted during fiscal 2011 and 2010, the fair value of each option grant had been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized below:

	2011	2010
Risk-free interest rate	2.00%	2.00%
Expected volatility factor	146 - 147%	145% - 150%
Expected dividend	—	—
Expected option term	10 years	10 years

We recorded $6,613,006 and $0 related to employee stock compensation expense for the three months ended March 31, 2011 and 2010, respectively, relating to share options granted. All stock compensation expense is included in general and administrative expense. The compensation expense had a $0.24 and $0.00 per share impact on the loss per share for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, no further compensation expense will be recognized on the currently issued 13,500,000 options.

The following table summarizes information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price
Options outstanding – December 31, 2010	2,800,000	$0.79

Granted	10,700,000	0.51
Canceled or expired	—	—
Exercised	—	—
Options outstanding – March 31, 2011	13,500,000	$0.57

Options exercisable – March 31, 2011	13,500,000	$0.57

Weighted average fair value of options granted
during the three months ended March 31, 2011		$0.51
Weighted average fair value of options granted
during the three months ended March 31, 2010		$—

The following tables summarize information about stock options outstanding at March 31, 2011:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)

$0.51 to $0.60	11,500,000	9.8 years	$0.52	$2,103,000
$0.72 to $0.90	2,000,000	9.1 years	$0.86	$—
$0.51 to $0.90	13,500,000	9.7 years	$0.57	$2,103,000

(1)  The aggregate intrinsic value in the table represents the difference between the closing stock price on March 31, 2011 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on March 31, 2011. No options were exercised as of March 31, 2011.

Stock Warrants

During the three months ended March 31, 2011, we issued 2,622,878 two-year warrants to purchase common stock at an exercise price of $0.50 per share in connection with convertible promissory notes. In addition, 570,000 warrants were repriced from $1.00 to $.50 per share. The allocated fair value of the warrants was calculated to be $664,134.

In January 2011, the Company sold to a shareholder a five-year warrant to purchase up to 4,000,000 shares of the Company’s common stock at an exercise of $0.60 per share for $100,000.  The shareholder exchanged a $50,000 short-term note and paid $50,000 cash for the warrant.

The following table summarizes information about the Company’s stock warrants outstanding:

	Number	Weighted Average Exercise Price	Range of Exercise Price	Weighted Remaining Contractual Life
Outstanding at December 31, 2010	3,044,000	$0.94	$0.50 – 1.00
	—
Granted	6,622,878	0.56	0.50 – 0.60
Cancelled or expired	—	—	—
Exercised	—	—	—
Outstanding at March 31, 2011	9,666,878	$0.65	$0.50 – 1.00	3.7 years

Warrants exercisable at March 31, 2011	9,666,878	$0.65	$0.50 – 1.00

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

NOTE 14 – RELATED PARTY TRANSACTIONS

In addition to the long-term note payable discussed in Note 11, Wits Basin provides certain general and administrative services (primarily management salary in 2010 only and office rent) for the Company. Amounts charged to operations amounted to $1,895 and $22,600 for the three months ended March 31, 2011 and 2010, respectively.

NOTE 15 – SUBSEQUENT EVENTS

Bates-Hunter Mine
Pursuant to the terms of the Shea Exchange Agreement, Standard Gold held the right, at any time prior to June 13, 2011, to transfer its entire interest and related debt of the Bates-Hunter Mine to Wits Basin. Subsequent to March 31, 2011, our Board of Directors approved the right to transfer as specified in the Shea Exchange Agreement and served notice to Wits Basin that it was exercising its right, effective April 29, 2011, and was transferring the following:

Assets	Balance at March 31, 2011
Property, plant and equipment, net	$1,426,131
Mineral properties and development costs	$5,660,726
Debt issuance costs, net	$10,860

Liabilities
Convertible notes payable, current portion	$300,000
Current portion of long-term note payable Wits Basin	$1,350,000
Accrued interest	$755,787
Accrued expenses	$406,722
Convertible notes payable, long-term portion	$189,923
Long-term note payable Wits Basin, net of current	$650,000
Long-term note payable, net of discount	$6,698,965

Furthermore, there will be some additional intercompany accounts requiring reconciliation

On May 13, 2011, the Board of Directors of the Company (i) appointed Irwin L. Gross to serve as a member of the Board and as Chairman of the Board’s Audit Committee; (ii) appointed Manfred E. Birnbaum to serve as Chairman of the Board, and granted to him an option to purchase a total of 300,000 shares of common stock for his service as an independent Board member and participation on various Board committees; (iii) accepted the resignation of Stephen E. Flechner from the office of President and the Board appointed the Company’s Chief Executive Officer, Alfred A. Rapetti, to also serve as President and (iv) approved a director compensation plan pursuant to which each non-employee-director would receive an annual grant of 70,000 restricted shares of the Company’s common stock, with members of each committee of the Board receiving an additional 10,000 restricted shares of common stock.

On May 13, 2011, we received a 60-day extension from NJB Mining of the $2,500,000 Tonopah mortgage and granted the issuance of 50,000 shares of the unregistered common stock as consideration for the extension.

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations

The following management discussion and analysis of financial condition and results of operations should be read in connection with the accompanying unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Report and the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2010.

OVERVIEW

Standard Gold, Inc. was incorporated in Colorado in July 1985, as a blind pool or blank check company and had no operations. Then on September 29, 2009, we entered into that certain Hunter Bates Share Exchange agreement with Hunter Bates Mining Corporation (“Hunter Bates”), in which Hunter Bates’ shareholders exchanged all of their capital securities into similar capital securities of ours. Accordingly, the Hunter Bates Share Exchange represented a change in control and Hunter Bates became a wholly owned subsidiary of ours and we adopted the business model of Hunter Bates and became a minerals exploration and development company.

Prior to September 29, 2009, Wits Basin Precious Minerals Inc. (“Wits Basin”) was the majority shareholder of Hunter Bates. Hunter Bates was formed to acquire the gold mine properties known as the “Bates-Hunter Mine.” Wits Basin began negotiations to purchase the Bates-Hunter Mine in 2006 and completed the formal acquisition on June 12, 2008, through its then wholly owned subsidiary of Hunter Bates. Hunter Bates utilized the services of Gregory Gold Producers, Inc., a Colorado corporation (“Gregory Gold”) and wholly owned subsidiary of Hunter Bates as an oversight management company for the exploration activities that were being conducted at the Bates-Hunter Mine through August 2008. Since then, no further exploration activities had been conducted at the Bates-Hunter Mine.

On March 15, 2011, we closed a series of transactions (collectively, the “Shea Transaction”) whereby we acquired certain assets of Shea Mining & Milling, LLC (“Shea Mining”), which assets included permits, water rights, mine dumps, the assignment of a lease and contract, and some significant assets located in Tonopah, Nevada.

Pursuant to a Shea Exchange Agreement, dated March 15, 2011 we issued a total of 35 million shares of our common stock to the equity holders of Shea Mining in exchange for the following Shea Mining assets:

•	Amargosa: we were assigned a lease and a contract which allows us to have access to 40 acres along with the use of buildings, water rights and permits located in Amargosa Valley, Nevada.
•
Tonopah: pursuant to an Assignment and Assumption of Loan Documents and Loan Modification Agreement, dated as of March 15, 2011, by and between us, Shea Mining and NJB Mining, Inc. we acquired from Shea Mining certain assets located in Tonopah, Nevada, consisting of land, mine tailings, and a dormant milling facility.

•	Manhattan Dumps: in addition to Amargosa and Tonopah, we received the ownership of approximately six square miles of mine dump material in Manhattan, Nevada.

Pursuant to the terms of the Shea Exchange Agreement, Standard Gold held the right, at any time prior to June 13, 2011, to transfer its entire interest and related debt of the Bates-Hunter Mine to Wits Basin. Subsequent to March 31, 2011, our Board of Directors approved the right to transfer as specified in the Shea Exchange Agreement and served notice to Wits Basin that it was exercising its right, effective April 29, 2011.

We completed the Shea Transaction in order to broaden our business model to offer metal toll milling services. Toll milling is a process whereby mined material is crushed and ground into fine particles to ease the extraction of any precious minerals contained therein, such as gold, silver, lead, zinc and copper, and rare earth metals.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010.

Revenues

We had no revenues from any exploration operations for the three months ended March 31, 2011 and 2010, but with the completion of the Shea Transaction, we plan to enter into the precious metal toll milling business and anticipate that we will be able to report revenues from tolling operations by the third quarter of 2011.

Operating Expenses

General and administrative expenses were $6,987,212 for the three months ended March 31, 2011 as compared to $289,624 for the same period in 2010. The significant increase in 2010 primarily represents the expenses related to all issued stock options vesting upon the consummation of the Shea transaction on March 15, 2011, resulting in $6,613,006 of compensation expense. With the change in our pursuit to a milling and tolling service company and less emphasis on pure exploration activities, we anticipate that our operating expenses will continue to increase for the remainder of the year as we continue to build the infrastructure of the Company in order to proceed with such milling and tolling services.

Exploration expenses were $36,321 for the three months ended March 31, 2011 as compared to $73,406 for the same period in 2010. Exploration expenses relate to the cash expenditures being reported for our maintenance work at the Bates-Hunter project and for due diligence on other gold exploration projects. In 2011, the Company was only maintaining the Bates-Hunter project, while in 2010, we continued to perform some due diligence on some other possible gold exploration projects. We anticipate the rate of spending for fiscal 2011 exploration expenses to decrease over 2010 expenses as we concentrate on building the milling and tolling services.

Depreciation and amortization expenses were $21,720 for the three months ended March 31, 2011 as compared to $23,262 for the same period in 2010, which represents depreciation of fixed assets and equipment at the Bates-Hunter Mine. Subsequent to March 31, 2011, we have transferred all of the depreciable assets of the Bates-Hunter Mine to Wits Basin and will no longer be recording any depreciation expenses for the Bates-Hunter, but we anticipate that our depreciation expense will increase over current levels for the remainder of this fiscal year as we make purchases of additional milling and tolling equipment and complete the analysis of the depreciable assets acquired in the Shea Transaction.

Other Income and Expenses

Interest Expense
Interest expense for the three months ended March 31, 2011 was $484,444 compared to $147,566 for the same period in 2010. The 2011 and 2010 amounts relate to the interest due on our notes payable: (i) the Cdn$6,750,000 limited recourse promissory note for the Bates-Hunter Mine, which was interest-free until January 1, 2010, and from such date accrues interest at a rate of 6% per annum, (ii) in April 2009, we entered into a 12% Convertible Debenture with Cabo Drilling (America) Inc., in the principal amount of $511,590, (iii) in August 2009, Hunter Bates issued a note payable in favor of Wits Basin (at which time held 100% of the equity interest in Hunter Bates) in the principal amount of $2,500,000 in consideration of various start-up and developments costs and expenses incurred by Wits Basin on its behalf while Hunter Bates and Gregory Gold were consolidated, wholly owned subsidiaries of Wits Basin, (iv) the short-term notes payable, (vi) the convertible notes we entered into during 2011 plus the amortization of the value assigned to additional beneficial conversion features and warrants issued, and (vii) the amortization of debt issuance costs. The non-cash interest expenses for the three months ended March 31, 2011 was $318,056 compared to $7,506 for the same period in 2010.

Foreign Currency
With the consummation of the Bates-Hunter Mine acquisition in June 2008, we have been recording direct non-cash foreign currency exchange gains and losses due to our dealings with the limited recourse promissory note, which is payable in Canadian Dollars.  We recorded losses of $179,465 and $211,458 for the three months ended March 31, 2011 and 2010, respectively, due to the fluctuation of the exchange rate between the US Dollar and the Canadian Dollar. With the transfer of the Otten Note to Wits Basin subsequent to March 31, 2011, our continued recording of gains and losses due to foreign currency exchange rates in future periods should diminish as long as we do not enter into other foreign currency payment obligations.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements through private placements of our equities and advances from Wits Basin. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had a working capital deficit of $6,864,306 at March 31, 2011. Cash and cash equivalents were $97,942 at March 31, 2011, representing an increase of $97,788 from the cash and cash equivalents of $154 at December 31, 2010.

Our cash reserves will not be sufficient to meet our operational needs and thus, we need to raise additional capital to pay for our operational expenses and provide for capital expenditures. Our basic operational expenses are estimated at approximately $80,000 per month and we continue to have our debt service commitments. Above the basic operational expenses, we estimate that we need approximately $250,000 to begin limited tolling operations at Amargosa. If we are not able to raise additional working capital, we may have to cutback on operational expenditures or cease operations altogether.

For the three months ended March 31, 2011, we had net cash used in operating activities of $85,746 as compared to $308,011, for the three months ended March 31, 2010. The decrease in 2011 is due primarily due to the increase of accounts payable and accrued expenses.

For the three months ended March 31, 2011, we had net cash used in investing activities of $962,977 all related to the Shea Transaction.

For the three months ended March 31, 2011, we had net cash provided by financing activities of $1,146,511 and for the same period in 2010, we had net cash used in financing activities of $4,321. During 2011, we issued six-month convertible promissory notes resulting in gross cash proceeds of $1,137,500. This amount was offset by a repayment of a Wits Basin advance of $27,624.

The following table summarizes our debt as of March 31, 2011:

Outstanding Amount		Interest Rate	Unamortized Discounts	Accrued Interest	Maturity Date	Type
$25,000	(1)	5%	$—	$702	November 30, 2010	Conventional
$2,500,000	(2)	7.5%	$—	$8,219	July 15, 2011 (3)	Conventional
$376,525	(4)	6%	$909,914	$9,552	(5)	Convertible
$489,923	(6)	12%	$21,667	$126,946	April 27, 2012	Convertible
$2,000,000	(7)	6%	$—	$149,589	December 31, 2013	Conventional
$6,698,965	(8)	6%	$—	$479,252	December 31, 2015	Conventional

(1)	Promissory note issued on September 7, 2010, to Stephen Flechner, our President at the time, currently past due, original terms apply in the default period.
(2)	Note payable to NJB Mining Inc. (for the assets located in Tonopah) assigned to us in connection with the Shea Transaction.
(3)	Original maturity date of May 15, 2011 was extended until July 15, 2011.
(4)
Beginning in January 2011, we entered into various six-month convertible promissory notes convertible at a price of $0.50 per share and issued a two-year stock purchase warrant with an exercise price of $0.50 per share at a rate of two (2) warrants per $1 of note.

(5)	The convertible promissory notes begin maturing on July 5, 2011 through September 26, 2011.
(6)	The Cabo Debenture is convertible into shares of Wits Basin common stock and effective April 29, 2011, this Debenture was transferred to Wits Basin.
(7)	Effective April 29, 2011, the Company transferred the Hunter Bates entity to Wits Basin along with this note payable and its accrued interest.
(8)	Effective April 29, 2011, the Company transferred this limited recourse promissory note of Hunter Bates payable to Mr. Otten for the purchase of the Bates-Hunter Mine to Wits Basin.

Summary

Our existing sources of liquidity will not provide cash to fund operations and make the required payments on our debt service for the next twelve months.  Our ability to continue as a going concern is dependent entirely on raising funds through the sale of equity or debt.  We will continue our attempt to raise additional capital. Some of the possibilities available to us are through private equity transactions, to develop a credit facility with a lender or the exercise of options and warrants. However, such additional capital may not be available to us at acceptable terms or at all. In the event that we are unable to obtain additional capital, we would be forced to reduce operating expenditures and/or cease operations altogether

OFF BALANCE SHEET ARRANGEMENTS

During the three months ended March 31, 2011, we did not engage in any off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 4T.  Controls and Procedures

Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation and taking into account that certain material weaknesses existed as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were not effective.  As a result of this conclusion, the financial statements for the period covered by this Quarterly Report on Form 10-Q were prepared with particular attention to the material weaknesses previously disclosed. Notwithstanding the material weaknesses in internal controls that continue to exist as of March 31, 2011, we have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

Due to the small number of employees dealing with general administrative and financial matters and the expenses associated with increases to remediate the disclosure controls and procedures that have been identified, the Company continued to operate without changes to its internal controls over financial reporting for the period covered by this Quarterly Report on Form 10-Q while continuing to seek the expertise it needs to remediate the material weaknesses at an appropriate cost benefit basis.

PART II. OTHER
 INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

The most significant risk factors applicable to the Company are described in Part I Item 1A entitled “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “2010 Form 10-K”).  There have been no material changes to the risk factors previously disclosed in the 2010 Form 10-K.  The risks described in the 2010 Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to management may materially adversely affect the Company’s business, financial condition, and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2011, the Company issued 35,100,000 shares of common stock pursuant to the Shea Transaction.

During the three months ended March 31, 2011, the Company issued an aggregate of 6,622,878 stock purchase warrants as follows:  (i) the Company sold to a shareholder a five-year warranty to purchase up to 4,000,000 shares of common stock at an exercise of $0.60 per share for $100,000, and (ii) issued stock warrants to purchase up to 2,622,878 shares of the Company’s common stock at an exercise price of $0.50 per share through convertible promissory notes.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 5.  Other Information

On May 19, 2011, pursuant to the recommendation of the Board of Directors Compensation Committee, the Company entered into an employment agreement (the “Rapetti Agreement”) with the Company’s Chief Executive Officer, Alfred A. Rapetti, pursuant to which Mr. Rapetti agreed to serve as the Company’s Chief Executive Officer.  The Rapetti Agreement provides for a one-year term with automatic one-year renewals (unless notification of non-renewal is provided within 90 days of the end of any current term), an annual base salary of $300,000, and an annual bonus of up to 150% of Mr. Rapetti’s base salary, as determined by the Compensation Committee in its sole discretion.  The Rapetti Agreement also provides for a monthly housing allowance of $3,800, a monthly health insurance allowance of $1,000 and other customary employee benefits.  In the event Mr. Rapetti is terminated without cause, resigns for good reason, is terminated in connection with a change of control transaction, or the Company declines to renew the term of the agreement, the Rapetti Agreement provides that Mr. Rapetti will receive his accrued but unpaid salary and benefits through the date of termination, a payment equal to six (6) months of base salary, and payment of health benefits for six (6) months. If Mr. Rapetti voluntarily resigns or is terminated for cause, he is only entitled to receive his accrued salary and benefits through the date of termination.

Item 6.  Exhibits

Exhibit	Description
3.1	Second Amended and Restated Articles of Incorporation, effective March 15, 2011 (incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.1
Exchange Agreement, dated March 15, 2011, by and between the Company, Shea Mining & Milling, LLC, Afignis, LLC, Leslie Lucas Partners, LLC, Wits Basin Precious Minerals Inc. and Alfred A. Rapetti (incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).

10.2
Assignment and Assumption of Loan Documents and Loan Modification Agreement, dated March 15, 2011, by and between the Company, Shea Mining & Milling, LLC and NJB Mining, Inc (incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).

10.3
Term Loan Agreement, dated August 25, 2009, by and between Shea Mining & Milling, LLC and NJB Mining, Inc (assumed by the Company on March 15, 2011) (incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).

10.4
Promissory Note, dated August 25, 2009, issued by Shea Mining & Milling, LLC to NJB Mining, Inc (assumed by the Company on March 15, 2011) (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).

10.5
Deed of Trust and Security Agreement with Assignment of Rents and Fixture Filing, dated August 21, 2009, executed by Shea Mining & Milling, LLC in favor of NJB Mining, Inc (assumed by the Company on March 15, 2011) (incorporated by reference to Exhibit 10.17 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).

10.6
Assignment of Lease and Rents, dated August 21, 2009, executed by Shea Mining & Milling, LLC in favor of NJB Mining, Inc (assumed by the Company on March 15, 2011) (incorporated by reference to Exhibit 10.18 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).

10.7
Environmental Indemnity, dated August 25, 2009, by and between Shea Mining & Milling, LLC and NJB Mining, Inc (assumed by the Company on March 15, 2011) (incorporated by reference to Exhibit 10.19 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).

10.8
Lease Agreement, dated April 6, 2010, by and between Father Gregory Ofiesh, Mary Jane Ofiesh and Shea Mining (assumed by the Company on March 15, 2011) (incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).

10.9
First Amendment to Lease Agreement and Contract Agreement, effective as of March 15, 2010, by and between Father Gregory Ofiesh, Mary Jane Ofiesh, the Company and Liberty Processing, LLC (incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).

10.10**	Employment Agreement with Alfred A. Rapetti dated May 19, 2011
31.1**	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** Filed herewith electronically

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Standard Gold, Inc.

Date: May 20, 2011	By:	/s/ Alfred A. Rapetti
Alfred A. Rapetti
Chief Executive Officer

By:	/s/ Mark D. Dacko
Mark D. Dacko
Chief Financial Officer