Form 10-Q
period 2011-06-30
Standard Gold
filed 2011-08-19
CIK 773717

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-14319

STANDARD GOLD, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

COLORADO	84-0991764
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

900 IDS CENTER, 80 SOUTH EIGHTH STREET, MINNEAPOLIS, MINNESOTA 55402-8773
 (Address of Principal Executive Offices)

612.349.5277
(Issuer’s Telephone Number, Including Area Code)

_____________________________________________________________________
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
Yes ☐ No ☒

As of August 15, 2011, there were 42,204,887 shares of the Registrant’s common stock, par value $.001, outstanding.

STANDARD GOLD, INC.
FORM 10-Q
TABLE OF CONTENTS
JUNE 30, 2011

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

STANDARD GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(unaudited)	(audited)
Assets
Current assets:
Cash	$329,392	$154
Prepaid expenses	74,285	112,000
Total current assets	403,677	112,154

Shea Mining and Milling Assets	35,159,427	—
Property, plant and equipment, net	—	1,447,851
Mineral properties and development costs	—	5,660,726
Debt issuance costs, net	6,019	13,367
Total Assets	$35,569,123	$7,234,098

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Short-term notes payable	$2,525,000	$211,000
Convertible notes payable, current portion	1,136,079	300,000
Current portion of long-term note payable Wits Basin	—	1,200,000
Due to Wits Basin Precious Minerals Inc	16,616	124,240
Accounts payable	451,560	167,606
Shea Mining and Milling payable	450,000	—
Accrued interest	129,166	614,243
Accrued expenses	304,923	741,085
Total current liabilities	5,013,344	3,358,174

Convertible notes payable, long-term portion	—	184,923
Long-term note payable Wits Basin, net of current	—	800,000
Long-term note payable, net of discount	—	6,519,500
Total liabilities	5,013,344	10,862,597

Preferred stock, $.001 par value, 50,000,000 shares authorized:
10,000,000 and 0 shares issued and outstanding at
June 30, 2011 and December 31, 2010, respectively	10,000,000	—

Shareholders’ equity (deficit):
Common stock, $.001 par value, 100,000,000 shares authorized:
40,699,120 and 25,083,572 shares issued and outstanding
at June 30, 2011 and December 31, 2010, respectively	40,699	25,084
Additional paid-in capital	40,825,239	6,937,488
Accumulated deficit during exploration stage	(20,310,159)	(10,591,071)
Total shareholders’ equity (deficit)	20,555,779	(3,628,499)
Total Liabilities and Shareholders’ Equity (Deficit)	$35,569,123	$7,234,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANDARD GOLD, INC.
(AN EXPLORATION STAGE COMPANY)

Condensed Consolidated Statements of Operations
(unaudited)

					September 28, 2004
	Three Months Ended		Six Months Ended		(inception)
	June 30,		June 30,		to June 30,
	2011	2010	2011	2010	2011
Revenues	$—	$—	$—	$—	$—

Operating expenses:
General and administrative	844,972	926,705	7,832,184	1,216,329	10,897,541
Exploration expenses	14,180	84,277	50,501	157,683	5,876,922
Depreciation and amortization	7,241	21,820	28,961	45,082	330,699
Loss on disposal of assets	—	—	—	—	12,362
Total operating expenses	866,393	1,032,802	7,911,646	1,419,094	17,117,524
Loss from operations	(866,393)	(1,032,802)	(7,911,646)	(1,419,094)	(17,117,524)

Other income (expense):
Other income	—	18	—	295	1,691
Interest expense	(993,123)	(156,788)	(1,477,567)	(304,354)	(2,840,631)
Foreign currency gain (loss)	(150,410)	213,343	(329,875)	1,885	(353,695)
Total other income (expense)	(1,143,533)	56,573	(1,807,442)	(302,174)	(3,192,635)
Loss from operations before income taxes	(2,009,926)	(976,229)	(9,719,088)	(1,721,268)	(20,310,159)
Income tax provision	—	—	—	—	—
Net loss	$(2,009,926)	$(976,229)	$(9,719,088)	$(1,721,268)	$(20,310,159)

Basic and diluted net loss per common share	$(0.05)	$(0.04)	$(0.28)	$(0.07)

Basic and diluted weighted average common shares outstanding	40,590,008	23,022,517	34,208,651	22,955,472

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANDARD GOLD, INC.
(AN EXPLORATION STAGE COMPANY)

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,		September 28, 2004 (inception) to June 30,
	2011	2010	2011
OPERATING ACTIVITIES:
Net loss	$(9,719,088)	$(1,721,268)	$(20,310,159)
Adjustments to reconcile net loss to cash
flows used in operating activities:
Depreciation and amortization	28,961	45,082	330,699
Amortization of imputed interest and original issue discounts on debt	1,067,510	10,000	1,706,518
Amortization of prepaid consulting fees related to issuance of common stock and warrants	112,000	150,000	491,000
Amortization of debt issuance costs	10,688	5,012	23,220
Compensation expense related to issuance of common stock and stock option grants	6,774,991	600,000	7,876,985
Loss (gain) on foreign currency	329,875	(1,885)	353,695
Issuance of common stock for expenses	94,400	—	248,400
Loss on disposal of miscellaneous assets	—	—	12,362
Issuance of equity securities by Wits Basin (majority shareholder) for exploration expenses	—	—	334,950
Debt incurred for exploration expenses	—	—	75,000
Changes in operating assets and liabilities:
Prepaid expenses	(74,285)	(7,117)	(74,285)
Accounts payable	203,954	58,463	371,560
Accrued expenses	501,043	367,263	2,000,461
Net cash used in operating activities	(669,951)	(494,450)	(6,559,594)

INVESTING ACTIVITIES:
Purchases of Shea Mining and Milling assets	(970,427)	—	(970,427)
Purchases of equipment	—	—	(143,628)
Net cash used in investing activities	(970,427)	—	(1,114,055)

FINANCING ACTIVITIES:
Payments on long-term debt	—	—	(491,106)
Payments from (advances to) Wits Basin	(27,624)	20,279	5,314,251
Cash proceeds from issuance of common stock, warrants and exercise of stock options, net	78,105	25,000	1,150,660
Cash proceeds from short-term debt	1,932,500	—	2,068,500
Debt issuance costs	(13,365)	—	(39,264)
Net cash provided by financing activities	1,969,616	45,279	8,003,041

Increase (decrease) in cash and cash equivalents	329,238	(449,171)	329,392
Cash and cash equivalents, beginning of period	154	450,887	—
Cash and cash equivalents, end of period	$329,392	$1,716	$329,392

Supplemental cash flow information:
Cash paid for interest	$3,375	$29,918	$59,126
Cash paid for income taxes	$—	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANDARD GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(unaudited)

NOTE 1 - OVERVIEW

Standard Gold, Inc. (with its subsidiaries “we,” “us,” “our,” “Standard Gold” or the “Company”) (formerly known as Princeton Acquisitions, Inc.) was incorporated in the State of Colorado on July 10, 1985, as a blind pool or blank check company. On September 29, 2009, we entered into a share exchange agreement with Hunter Bates Mining Corporation, a Minnesota corporation (“Hunter Bates”) and certain of its shareholders, in which Hunter Bates’ shareholders exchanged all of their capital securities into similar capital securities of ours (the “Hunter Bates Share Exchange”) and we adopted the business model of Hunter Bates and became a minerals exploration and development company based in Minneapolis, Minnesota.  Prior to September 29, 2009, Wits Basin Precious Minerals Inc., a Minnesota corporation and public reporting company quoted on the Over-the-Counter Bulletin Board under the symbol “WITM” (“Wits Basin”) was the majority shareholder of Hunter Bates. Hunter Bates was formed (April 2008) to acquire the prior producing gold mine properties located in Central City, Colorado, known as the “Bates-Hunter Mine.” We did not engage in any exploration activities at the Bates-Hunter Mine properties and on April 29, 2011, we transferred our interests in it back to Wits Basin. See Note 15 for details.

On March 15, 2011, we closed a series of transactions (collectively, the “Shea Transaction”) whereby we acquired certain assets of Shea Mining & Milling, LLC (“Shea Mining”), which assets include land, buildings, permits, water rights, mine dumps and the assignment of a note payable, a lease and a contract agreement. We completed the Shea Transaction in order to broaden our business model to offer precious metal toll milling services. Toll milling is a process whereby mined material is crushed and ground into fine particles to ease the extraction of any precious minerals contained therein, such as gold, silver, lead, zinc and copper, and rare earth metals.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K filed March 21 2011.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year as a whole.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(2,009,926)	$(976,229)	$(9,719,088)	$(1,721,268)
Weighted average of common shares outstanding	40,590,008	23,022,517	34,208,651	22,955,472

Basic net earnings (loss) per share	$(0.05)	$(0.04)	$(0.28)	$(0.07)

Diluted earnings (loss) per share calculation:
Net income (loss) per common shareholders	$(2,009,926)	$(976,229)	$(9,719,088)	$(1,721,268)
Basic weighted average common shares outstanding	40,590,008	23,022,517	34,208,651	22,955,472
Options, convertible debentures and warrants	(1)	(2)	(1)	(2)
Diluted weighted average common shares outstanding	40,590,008	23,022,517	34,208,651	22,955,472

Diluted net earnings (loss) per share	$(0.05)	$(0.04)	$(0.28)	$(0.07)

(1)
As of June 30, 2011, we had (i) 13,764,500 shares of common stock issuable upon the exercise of outstanding stock options, (ii) 11,226,878 shares of common stock issuable upon the exercise of outstanding warrants, (iii) reserved an aggregate of 4,689,885 shares of common stock issuable under outstanding convertible debt agreements and (iv) 1,919,000 shares reserved under private options. These 31,600,263 shares, which would be reduced by applying the treasury stock method, were excluded from diluted weighted average outstanding shares amount for computing the net loss per common share, because the net effect would be antidilutive for each of the periods presented.

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

NOTE 4 – COMPANY’S CONTINUED EXISTENCE

The accompanying condensed consolidated financial statements have been prepared in conformity with US GAAP, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the six months ended June 30, 2011, we incurred losses from operations of $9,719,088. At June 30, 2011, we had an accumulated deficit of $20,310,159 and a working capital deficit of $4,609,667. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. We believe that future private placements of equity capital and debt financing are needed to fund our long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash.  If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If we are unable to obtain the necessary capital, we may have to cease operations.

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

Also on March 15, 2011, we executed an Assignment and Assumption of Loan Documents and Loan Modification Agreement, by and between us, Shea Mining and NJB Mining, Inc. (the “Loan Modification Agreement”), for certain assets located in Tonopah, Nevada (“Tonopah”). The Tonopah property is subject to a $2.5 million existing first deed of trust which was in default at the time of the Shea Transaction and includes accrued interest of $375,645, which was also assumed in the transaction. As part of the assignment, NJB Mining modified the related note to allow us a sixty-day period (until May 14, 2011) to refinance this mortgage, which was subsequently extended an additional 60 days. Additionally, anytime in which the note remains in default, for each payment not made within ten (10) days of the due date, a late fee equal to ten percent (10%) of the payment is due; potentially requiring a $250,000 penalty payment.   As of August 12, 2011, the note’s maturity date was extended to October 10, 2011. The Tonopah property consists of 1,174 deeded acres, mine tailings, water rights and a dormant milling facility. We plan to execute a complete characterization of the mine tailings at Tonopah. The milling facility was built in 1981 by Lurgi Engineering, a German firm, which had a reported capacity to process up to 2,000 tons of tailings per day. The milling facility was shut down in 1984, and has never been restarted and will require significant repair or replacement in order to operate again. We are still completing preliminary investigations of Tonopah and have not determined the time or capital required to put it in operation again.

We also were assigned the ownership of approximately a six square mile section of mine dump material in Manhattan, Nevada (“Manhattan”).

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

The purchase consideration of the assets acquired was calculated as follows:

Issuance of 35,000,000 shares of common stock with an estimated fair value of $0.89 per share (closing sales price on March 15, 2011)	$31,150,000
Cash consideration ($250,000 paid, $450,000 still payable at June 30, 2011)	700,000
Assumption of NJB Mining mortgage	2,500,000
Assumption of accrued interest and other liabilities	463,184
Legal costs (includes issuance of 100,000 shares of common stock valued at $89,000)	205,258
Other direct expenses incurred in connection with the Shea Transaction	140,985
$35,159,427

The valuation is preliminary and future refinements will be made based on the completion of final valuation studies.

Simultaneous with these transactions, pursuant to the Shea Exchange Agreement, Wits Basin exchanged 19,713,544 shares of our common stock it held for 10 million shares of our newly created non-voting 5% preferred stock, referred to as the “Series A Preferred Stock.” The Series A Preferred Stock has a liquidation preference of $10 million, payable only upon certain liquidity events or upon achievement of a market value of our equity equaling $200 million or more. Additional details regarding the Series A Preferred Stock can be found in our Second Amended and Restated Articles of Incorporation, which were filed with the Colorado Secretary of State on March 15, 2011.  Wits Basin retained 1,800,000 shares of our common stock, which shares are subject to a voting proxy, effective until March 15, 2012, held by our Chief Executive Officer.  Additionally, we obtained the right to transfer our entire interest and related debt of the Bates-Hunter Mine, at any time prior to June 13, 2011, to Wits Basin in exchange for the cancellation of a promissory note issued by Hunter Bates payable in favor of Wits Basin in the approximate amount of $2.5 million. On April 29, 2011, our Board of Directors approved this transfer effective April 29, 2011. See Note 15 – Transfer of Bates-Hunter Mine for a discussion regarding the transference of the Bates-Hunter Mine and related assets and liabilities.

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

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Hunter Bates utilized the services of Gregory Gold Producers, Inc., a Colorado corporation (“Gregory Gold”) a wholly owned subsidiary of Hunter Bates as an oversight management company for the exploration activities that were being conducted at the Bates-Hunter Mine through August 2008. Gregory Gold made purchases of various pieces of equipment necessary to operate and de-water the Bates-Hunter Mine property, which included land, buildings and other additional equipment all related to operating the Bates-Hunter Mine. Depreciation on allowable assets was calculated on a straight-line method over the estimated useful life, presently ranging from two to twenty years.  See Note 15 – Transfer of Bates-Hunter Mine for a discussion regarding the transference of the Bates-Hunter Mine property, plant and equipment.

Components of the Bates-Hunter Mine property, plant and equipment are as follows:

	June 30,	December 31,
	2011	2010
Land	$—	$329,280
Buildings	—	1,206,954
Equipment	—	199,694
Less accumulated depreciation	—	(288,077)
	$—	$1,447,851

NOTE 7 – MINERAL PROPERTIES AND DEVELOPMENT COSTS

Until April 29, 2011, we held title to the Bates-Hunter Mine. We never commenced any mining operations due to the lack of funding and therefore, we have not recorded any amortization and we never determined that any impairment had occurred.  See Note 15 – Transfer of Bates-Hunter Mine for a discussion regarding the transference of the Bates-Hunter Mine mineral properties and development costs.

Components of the mineral properties and development costs are as follows:

	June 30, 2011	December 31, 2010
Mining claims	$—	$5,657,383
Mining permits	—	3,343
	$—	$5,660,726

NOTE 8 – DEBT ISSUANCE COSTS

We recorded debt issuance costs with respect to legal services incurred relating to the various promissory notes issued. Debt issuance costs are being amortized on a straight-line basis (which approximates the effective interest method) over the term of the corresponding debt.

The following table summarizes the amortization of debt issuance costs:

	June 30,	December 31,
	2011	2010
Debt issuance costs, net, beginning of period	$13,367	$23,392
Add: additional debt issuance costs	13,365	—
Less: debt issuance costs transferred (1)	(10,025)	—
Less: amortization of debt issuance costs	(10,688)	(10,025)
Debt issuance costs, net, end of period	$6,019	$13,367

(1)	See Note 15 – Transfer of Bates-Hunter Mine for a discussion regarding the transference of the Bates-Hunter Mine related debt issuance costs.

Future annual amortization is scheduled to be as follows for the years ending December 31:

2011 — Remaining	$5,118
2012	901
Total	$6,019

NOTE 9 – SHORT-TERM NOTES PAYABLE

The following table summarizes the Company’s short-term notes payable:

	June 30, 2011	December 31, 2010
Unsecured promissory note issued on August 18, 2010, in the principal amount of $25,000 along with a warrant to purchase 50,000 shares at $0.50 per share and bore interest at 18%. On March 2, 2011, the holder exchanged this past due note for a six-month convertible promissory note (see Note 10 – Convertible Notes Payable) and received $2,416 of accrued interest in cash. (1)	$—	$25,000

Promissory note issued on September 7, 2010, in the principal amount of $25,000 to Stephen Flechner, our President at the time, utilized for a potential mining project; stated interest rate of 5%; accrued interest of $1,014 at June 30, 2011; with a maturity date of November 30, 2010 and currently past due, original terms apply in the default period. (1)	25,000	25,000

Promissory note issued on September 7, 2010, in the principal amount of $50,000 utilized for a potential mining project and bore interest at 5%. On January 25, 2011, the note was used as proceeds on a warrant sale. (1)	—	50,000

The Company received five unsecured loans during the fourth quarter of 2010 for an aggregate of $111,000 (all from the same lender and requiring one warrant to be issued for the purchase of 64,000 shares at $0.50 per share) and all bore interest at 12%. On February 15, 2011, the holder exchanged these past due notes along with the accrued interest of $2,939 for two six-month convertible promissory notes. See Note 10 – Convertible Notes Payable	—	111,000

Secured note payable to NJB Mining Inc. for the assets located in Tonopah, Nevada, assigned to us in connection with the Shea Transaction, stated interest rate of 7.5%; accrued interest of $92,885 at June 30, 2011 based on the default interest rate of 12.5%; original maturity date of May 15, 2011 was extended until July 13, 2011 and as of August 12, 2011, the note’s maturity date was extended to October 10, 2011.	2,500,000	—
Totals	$2,525,000	$211,000

(1)
Secured by a personal guarantee of Stephen D. King, our CEO at the time. In connection with these notes and to induce the note holders into these agreements the Company granted each note holder to share in an aggregate one percent (1%) net smelter return royalty (“NSR”). Until such time as the Company was to sell its majority interest in a potential mining project yet to be acquired, the note holders would receive a 0.375% and 0.625%, as defined in the agreement, respectively.

Summary

The following table summarizes the short-term notes payable balances:

Balance at December 31, 2010	$211,000
Add: NJB Mining note acquired as part of Shea Transaction in 2011	2,500,000
Less: exchange of principal payments for new convertible notes	(136,000)
Less: note exchanged for warrant exercise	(50,000)
Balance at June 30, 2011	$2,525,000

The weighted average interest rate on short-term notes payable at June 30, 2011 was 12.4%.

NOTE 10  – CONVERTIBLE NOTES PAYABLE

Beginning in January 2011, we entered into six-month convertible promissory notes (the “CP Notes”) with accredited investors. The terms of the CP Notes are: (i) accrue interest at 6% per annum (ii) include the right to convert into our common stock at any time, at a price of $0.50 per share, and (iii) the issuance of a two-year stock purchase warrant, with an exercise price of $0.50 per share, at a rate of two warrants per $1 of CP Notes.  The warrants created a debt discount of $1,184,896. In addition, due to proceeds allocated between the debt and warrants, beneficial conversion charges were created totaling an additional debt discount of $821,307. Both discounts are being amortized over the 6-month term of the convertible notes.

As of June 30, 2011, we have received gross cash proceeds of $1,932,500. In additional to these cash proceeds, certain short-term note holders rolled their past due principal and interest into the CP Notes totaling $138,939 and a consultant rolled its past due cash portion due it into the CP Notes totaling $35,000. As of June 30, 2011, in connection with the terms of the CP Notes, we have issued warrants to purchase 4,212,878 shares of our common stock and have reserved shares of our common stock for issuance should the holders convert.

During March 2011, one CP Note holder converted a $25,000 note plus accrued interest into 50,115 shares of common stock.

The following table summarizes the Company’s convertible notes:

	June 30, 2011	December 31, 2010
Convertible promissory notes net of unamortized discount of $945,360 at June 30 2011; interest rate of 6%; accrued interest of $35,268 at June 30, 2011 and certain of these CP Notes are currently past due and original terms apply in the default period.	$1,136,079	$—

Cabo $511,590 secured convertible debenture net of unamortized discount of $20,000 at April 29, 2011. See Note 15 for a discussion regarding the transference of the Cabo Debenture to Wits Basin.	—	484,923
Totals	1,136,079	484,923
Less: current portion	(1,136,079)	(300,000)
Long-term portion	$—	$184,923

NOTE 11 – LONG-TERM NOTES PAYABLE

The following table summarizes the Company’s long-term notes payable:

	June 30, 2011	December 31, 2010
In August 2009, Hunter Bates issued a note payable in favor of Wits Basin (at which time held 100% of the equity interest in Hunter Bates) in the principal amount of $2,500,000. (1)	$—	$2,000,000

Hunter Bates completed the acquisition of the Bates-Hunter Mine properties, financed through a limited recourse promissory note in the principal amount of Cdn$6,750,000. As of December 31, 2010, the outstanding principal balance was Cdn$6,500,000 (approximately $6,519,500 US). (1)	—	6,519,500
Totals	—	8,519,500
Less: current portion	—	(1,200,000)
Long-term portion	$—	$7,319,500

(1)	See Note 15 – Transfer of Bates-Hunter Mine for a discussion regarding the transference of all long-term notes payable to Wits Basin.

NOTE 12 - SHAREHOLDERS’ EQUITY

Preferred Stock

Simultaneous with the Shea Exchange Agreement, Wits Basin exchanged 19,713,544 shares of our common stock it held for 10 million shares ($.001 par value each) of our newly created non-voting 5% preferred stock, referred to as the "Series A Preferred Stock" with an original issue price of $1.00 per share. The Series A Preferred Stock has a liquidation preference of $10 million, payable only upon certain liquidity events or upon achievement of a market value of our equity equaling $200 million or more. As of June 30, 2011, there were accrued undeclared dividends of approximately $146,000 on the outstanding Series A Preferred Stock. These undeclared dividends had no effect on the earnings per share calculation.

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

Common Stock Issuances

During the three months ended June 30, 2011: (1) we received a 60-day extension from NJB Mining of the $2,500,000 Tonopah mortgage and granted the issuance of 50,000 shares of the unregistered common stock (valued at $75,000) as consideration for the extension; (2) an investor exercised on a warrant and received 33,477 shares of our common stock by surrendering 16,523 of its available shares (via the cashless exercise provision) to pay for the exercise; (3) we issued 50,000 shares of our unregistered stock to Stephen E. Flechner as settlement for his resignation as President; and (4) four stock option holders exercised an aggregate of 45,500 options into common stock for aggregate proceeds of $28,105.

Stock Option Grants

We have one stock option plan: the 2010 Stock Incentive Plan, as amended (the “Plan”) and all shares available under the Plan have been granted. On March 15, 2011, with the closing of the Shea Exchange Agreement a “change of control” event was deemed to have occurred and all previously granted stock options vested in full.

On May 13, 2011, the Board authorized the following current and future stock option grants: (1) the Board granted a stock option to Manfred Birnbaum for his services to serve as Chairman of the Board, whereby he was granted a ten year stock option to purchase up to 300,000 shares of the Company’s common stock, 75,000 vested immediately and 75,000 vest each December 31 thereafter, at an exercise price of $1.50 per share, and (2) the Board authorized that each member of the Board will receive 70,000 options after one year of serving as a Board member and will also receive 10,000 options for their service on any committee, provided the member is still serving on the committee and also still a Board member as of May 13, 2012. The aforementioned current and future stock options are intended to be grants outside of the Plan.

In addition, in connection with the Shea Transaction (see Note 5 – Shea Mining and Milling Assets), the Company issued replacement stock options for 1,299,000 and 630,000 shares of the Company’s common stock at exercise prices of $1.00 and $0.50, respectively.

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

In determining the compensation cost of the options granted during fiscal 2011 and 2010, the fair value of each option grant had been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized below:

	2011	2010
Risk-free interest rate	2.00%	2.00%
Expected volatility factor	146 - 158%	145% - 150%
Expected dividend	—	—
Expected option term	10 years	10 years

We recorded $6,774,991 and $600,000 related to employee stock compensation expense for the six months ended June 30, 2011 and 2010, respectively, relating to share options granted. All stock compensation expense is included in general and administrative expense. The compensation expense had a $0.20 and $0.03 per share impact on the loss per share for the six months ended June 30, 2011 and 2010, respectively.

The following table summarizes information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price
Options outstanding – December 31, 2010	2,800,000	$0.79

Granted	12,929,000	0.58
Canceled or expired	—	—
Exercised	(45,500)	0.62
Options outstanding – June 30, 2011	15,683,500	$0.62

Options exercisable – June 30, 2011	15,458,500	$0.61

Weighted average fair value of options granted
during the six months ended June 30, 2011		$0.59
Weighted average fair value of options granted
during the six months ended June 30, 2010		$0.90

The following tables summarize information about stock options outstanding at June 30, 2011:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$0.50 to $0.60	12,094,500	9.2 years	$0.52	$8,874,230
$0.72 to $0.90	2,000,000	8.9 years	$0.86	$772,000
$1.00 to $1.50	1,589,000	4.7 years	$1.09	$322,250
$0.50 to $1.50	15,683,500	8.7 years	$0.62	$9,968,480

	Options Exercisable
Range of Exercise Prices	Number Exercisable	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$0.50 to $0.60	12,094,500	9.2 years	$0.52	$8,874,230
$0.72 to $0.90	2,000,000	8.9 years	$0.86	$772,000
$1.00 to $1.50	1,364,000	3.8 years	$1.03	$322,250
$0.50 to $1.50	15,458,500	8.7 years	$0.61	$9,968,480

(1)
The aggregate intrinsic value in the table represents the difference between the closing stock price on June 30 2011 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on June 30, 2011. During the three months ended June 30, 2011 an aggregate of 45,500 options were exercised resulting in $28,105 of gross proceeds. No options were exercised during 2010.

Stock Warrants

During the three months ended June 30, 2011: (1) we issued 1,590,000 two-year warrants to purchase common stock at an exercise price of $0.50 per share in connection with convertible promissory notes (the allocated fair value of the warrants was calculated to be $520,762) and (2) we entered into a consulting agreement for investor and public relations with an unaffiliated third party and issued a two-year warrant to purchase up to 20,000 shares of our common stock at $1.00 per share (the fair value of the warrant totaled $19,400).

The following table summarizes information about the Company’s stock warrants outstanding:

	Number	Weighted Average Exercise Price	Range of Exercise Price	Weighted Remaining Contractual Life
Outstanding at December 31, 2010	3,044,000	$0.94	$0.50 – 1.00

Granted	8,232,878	0.55	0.50 – 1.00
Cancelled or expired	—	—	—
Exercised	(50,000)	0.50	0.50
Outstanding at June 30, 2011	11,226,878	$0.63	$0.50 – 1.00	3.2 years

Warrants exercisable at June 30, 2011	11,226,878	$0.63	$0.50 – 1.00

NOTE 13 – EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

There were no new accounting standards issued or effective during the three months ended June 30, 2011 that had or are expected to have a material impact on the Company’s results of operations, financial condition or cash flows.

NOTE 14 – RELATED PARTY TRANSACTIONS

Wits Basin provided certain general and administrative services (primarily management salary in 2010 only and office rent) for the Company. Amounts charged to operations amounted to $0 and $22,600 for the three months ended June 30, 2011 and 2010, respectively. Amounts charged to operations amounted to $1,895 and $45,200 for the six months ended June 30, 2011 and 2010, respectively.

NOTE 15 – TRANSFER OF BATES-HUNTER MINE

Pursuant to the terms of the March 15, 2011 Shea Exchange Agreement, Standard Gold held the right, at any time prior to June 13, 2011, to transfer its entire interest and related debt of the Bates-Hunter Mine to Wits Basin.  The Bates-Hunter Mine interests consisted of: the Hunter Bates Mining Corporation, a Minnesota corporation and its wholly owned subsidiary of Gregory Gold Producers, Inc., a Colorado corporation (which held property, plant, equipment, mining rights and permits for exploration work performed in Central City, Colorado); a 12% secured convertible debenture in the principal amount of $511,590 (convertible into shares of Wits Basin common stock) held by Cabo Drilling (America) Inc., a Washington corporation; a long-term limited recourse promissory note to the sellers of the Bates-Hunter Mine in the principal amount of Cdn$6,750,000; and the long-term note payable issued by Hunter Bates in favor of Wits Basin in the principal amount of $2,500,000.

Effective April 29, 2011, our Board of Directors approved the transfer as specified in the Shea Exchange Agreement and served notice to Wits Basin that it was exercising its right. The following was transferred:

Assets	Balance at April 29, 2011
Property, plant and equipment, net	$1,418,890
Mineral properties and development costs	$5,660,726
Debt issuance costs	$10,025

Liabilities
Convertible notes payable, current portion	$300,000
Current portion of long-term note payable Wits Basin	$1,350,000
Accrued interest	$803,074
Accrued expenses	$411,212
Cabo convertible notes payable, long-term portion	$191,590
Long-term note payable Wits Basin, net of current	$650,000
Long-term note payable for Bates-Hunter Mine	$6,849,375	(1)

(1)	The $329,875 increase from December 31, 2010 is due to the fluctuations in the exchange rate between the U.S. Dollar and Canadian Dollar.

The Company recorded approximately $3,466,000 of additional paid-in capital as a result of the transfer of assets and liabilities.

NOTE 16 – SUBSEQUENT EVENTS

On July 7, 2011, the Company issued 555,556 shares of its unregistered common stock to NJB Mining, Inc., as partial principal payment on $500,000 (valued at a $0.90 per share) against the short-term NJB promissory note in the principal amount of $2,500,000.

On July 14, 2011, one convertible promissory note holder converted $18,750 of principal into 37,500 shares of common stock.

On July 28, 2011, the Company issued 600,000 shares of its unregistered common stock to NewOak Capital Markets LLC (“NewOak”) as consideration to terminate an August 18, 2010 agreement, whereby NewOak was engaged to pursue a formal private placement of the Company’s common stock.

On August 12, 2011, the Company’s Board of Directors authorized the issuance of 200,000 unregistered shares of the Company’s common stock to NJB Mining, Inc. in consideration for the extension of the maturity date of the short-term NJB Mining promissory note to October 10, 2011. In connection with this extension, certain interest payments due under the Note are to be paid at varying times through the extended maturity date. Further, the Company is required to place the deed to the Tonopah property with an escrow company approved by NJB Mining, whereby should the Note and all accrued interest not be paid-in-full by October 10, 2011, the deed shall revert back to NJB Mining.

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

Prior to September 29, 2009, Wits Basin Precious Minerals Inc. (“Wits Basin”) was the majority shareholder of Hunter Bates. Hunter Bates was formed to acquire the gold mine properties known as the “Bates-Hunter Mine.” We did not engage in any exploration activities at the Bates-Hunter Mine properties and on April 29, 2011, we transferred our interests in the properties back to Wits Basin pursuant to the certain terms of the Shea Transaction.

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

We completed the Shea Transaction in order to broaden our business model to offer toll milling services. Toll milling is a process whereby mined material is crushed and ground into fine particles to ease the extraction of any precious minerals contained therein, such as gold, silver, lead, zinc and copper, and rare earth metals.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2010.

Revenues

We had no revenues from any exploration operations for the three and six months ended June 30, 2011 and 2010, but with the completion of the Shea Transaction, we plan to enter into the precious metal toll milling business and anticipate that we will be able to report revenues from tolling operations by the fourth quarter.

Operating Expenses

General and administrative expenses were $844,972 for the three months ended June 30, 2011 as compared to $926,705 for the same period in 2010. General and administrative expenses were $7,832,184 for the six months ended June 30, 2011 as compared to $1,216,329 for the same period in 2010. Of the $7,832,184 in 2011, we recorded $6,774,991 of compensation expense related to stock options vesting upon the consummation of the Shea transaction on March 15, 2011. With the change in our pursuit to a milling and tolling service company and less emphasis on pure exploration activities, we anticipate that our operating expenses will continue to increase for the remainder of the year as we continue to build the infrastructure of the Company in order to proceed with such milling and tolling services.

Exploration expenses were $14,180 for the three months ended June 30, 2011 as compared to $84,277 for the same period in 2010. Exploration expenses were $50,501 for the six months ended June 30, 2011 as compared to $157,683 for the same period in 2010. Exploration expenses relate to the cash expenditures being reported for our maintenance work at the Bates-Hunter project and for due diligence on other gold exploration projects. In 2011, the Company was only maintaining the Bates-Hunter project, while in 2010, we continued to perform some due diligence on some other possible gold exploration projects. We anticipate the rate of spending for fiscal 2011 exploration expenses to decrease over 2010 expenses as we concentrate on building the milling and tolling services.

Depreciation and amortization expenses were $7,241 for the three months ended June 30, 2011 as compared to $21,820 for the same period in 2010.  Depreciation and amortization expenses were $28,961 for the six months ended June 30, 2011 as compared to $45,082 for the same period in 2010, which represents depreciation of fixed assets for the mine itself and equipment purchased for work being performed at the Bates-Hunter Mine. We have transferred all of the depreciable assets of the Bates-Hunter Mine to Wits Basin effective April 29, 2011 and will no longer be recording any depreciation expenses for the Bates-Hunter. We anticipate that our depreciation expense will increase over current levels for the remainder of this fiscal year as we make purchases of additional milling and tolling equipment and complete the analysis of the depreciable assets acquired in the Shea Transaction.

Other Income and Expenses

Interest Expense
Interest expense for the three months ended June 30, 2011 was $993,123 compared to $156,788 for the same period in 2010.  Interest expense for the six months ended June 30, 2011 was $1,477,567 compared to $304,354 for the same period in 2010. The 2011 and 2010 amounts relate to the interest due on the following notes payable: (i) the Cdn$6,750,000 limited recourse promissory note for the Bates-Hunter Mine, which was interest-free until January 1, 2010, and from such date accrues interest at a rate of 6% per annum, (ii) in April 2009, we entered into a 12% Convertible Debenture with Cabo Drilling (America) Inc., in the principal amount of $511,590, (iii) in August 2009, Hunter Bates issued a note payable in favor of Wits Basin (at which time held 100% of the equity interest in Hunter Bates) in the principal amount of $2,500,000 in consideration of various start-up and developments costs and expenses incurred by Wits Basin on its behalf while Hunter Bates and Gregory Gold were consolidated, wholly owned subsidiaries of Wits Basin, (iv) the short-term notes payable, (vi) the convertible notes we entered into during 2011 plus the amortization of the value assigned to additional beneficial conversion features and warrants issued, and (vii) the amortization of debt issuance costs.

The significant increases over 2010 amounts relate to items (vi) and (vii) described above. The non-cash interest expense for the three months ended June 30, 2011 was $835,142 compared to $7,506 for the same period in 2010. The non-cash interest expense for the six months ended June 30, 2011 was $1,153,198 compared to $15,012 for the same period in 2010.

Foreign Currency

With the consummation of the Bates-Hunter Mine acquisition in June 2008, we have been recording direct non-cash foreign currency exchange gains and losses due to our dealings with the limited recourse promissory note, which is payable in Canadian Dollars.  We recorded a loss of $150,410 for the three months ended June 30, 2011, compared to a gain of $213,343 for the three months ended June 30, 2010 due to the fluctuations in exchange rate between the US Dollar and the Canadian Dollar. For the six months ended June 30, 2011, we recorded a loss of $329,875 as compared to a gain of $1,885 loss for the same period in 2010. With the transfer of the limited recourse promissory note to Wits Basin on April 29, 2011, our continued recording of gains and losses due to foreign currency exchange rates in future periods should diminish as long as we do not enter into other foreign currency payment obligations.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements through private placements of our equities and advances from Wits Basin. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had a working capital deficit of $4,609,667 at June 30, 2011. Cash and cash equivalents were $329,392 at June 30, 2011, representing an increase of $329,238 from the cash and cash equivalents of $154 at December 31, 2010.

Our cash reserves will not be sufficient to meet our operational needs and thus, we need to raise additional capital to pay for our operational expenses and provide for capital expenditures. Our basic operational expenses are estimated at approximately $120,000 per month and we continue to have some debt service commitments. Above the basic operational expenses, we estimate that we need approximately $250,000 to begin limited tolling operations at Amargosa. If we are not able to raise additional working capital, we may have to cutback on operational expenditures or cease operations altogether.

For the six months ended June 30, 2011, we had net cash used in operating activities of $669,951 as compared to $494,450, for the six months ended June 30, 2010. The increase in 2011 is due primarily from the cash being expended to build a base of operation in Nevada.

For the six months ended June 30, 2011, we had net cash used in investing activities of $970,427 all related to the Shea Transaction.

For the six months ended June 30, 2011, we had net cash provided by financing activities of $1,969,616 as compared to $45,279 for the same period in 2010. During 2011, we issued six-month convertible promissory notes resulting in gross cash proceeds of $1,932,500.

The following table summarizes our debt as of June 30, 2011:

Outstanding Amount		Interest Rate		Unamortized Discounts	Accrued Interest	Maturity Date	Type
$25,000	(1)	5%		$—	$1,014	November 30, 2010	Conventional
$2,500,000	(2)	12.5	% (3)	$—	$92,885	July 13, 2011 (4)	Conventional
$1,136,079	(5)	6%		$945,360	$35,268	(6)	Convertible

(1)	Promissory note issued on September 7, 2010, to Stephen Flechner, our President at the time, currently past due, original terms apply in the default period.

(2)	Note payable to NJB Mining Inc. (for the assets located in Tonopah) assigned to us in connection with the Shea Transaction.

(3)	The stated interest rate is 7.5%, but if the note was not paid in full by August 25, 2010, then the rate increased to 12.5% (an additional 5% default rate was added).

(4)	Original maturity date of May 15, 2011, extended until October 10, 2011.

(5)
Beginning in January 2011, we entered into various six-month convertible promissory notes convertible at a price of $0.50 per share and issued a two-year stock purchase warrant  with an exercise price of $0.50 per share at a rate of two (2) warrants per $1 of note.

(6)	The convertible promissory notes begin maturing on July 5, 2011 through December 31, 2011. Certain of these CP Notes are currently past due and original terms apply in the default period.

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

During the six months ended June 30, 2011, we did not engage in any off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on this evaluation and taking into account that certain material weaknesses existed as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were not effective.  As a result of this conclusion, the financial statements for the period covered by this Quarterly Report on Form 10-Q were prepared with particular attention to the material weaknesses previously disclosed. Notwithstanding the material weaknesses in internal controls that continue to exist as of June 30, 2011, we have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2011, the Company issued 100,000 shares of common stock as follows: (i) we issued 50,000 shares for a 60 day maturity note extension to NJB Mining note, and (ii) we issued 50,000 shares to the Company’s former President, Stephen E. Flechner as consideration of his resignation.

During the three months ended June 30, 2011, the Company issued an aggregate of 1,610,000 stock purchase warrants as follows:  (i) the Company issued a two-year warranty to purchase up to 20,000 shares of common stock at an exercise of $1.00 per share to a consultant, and (ii) issued stock warrants to purchase up to 1,590,000 shares of the Company’s common stock at an exercise price of $0.50 per share through convertible promissory notes.

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

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
31.1**	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Filed herewith electronically

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Standard Gold, Inc.

Date: August 19, 2011	By:	/s/ Alfred A. Rapetti
Alfred A. Rapetti
Chief Executive Officer

By:	/s/ Mark D. Dacko
Mark D. Dacko
Chief Financial Officer