Form 10-Q
period 2011-09-30
Standard Gold
filed 2011-11-21
CIK 773717

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 16, 2011, there were 43,842,756 shares of the Registrant’s common stock, par value $.001, outstanding.

STANDARD GOLD, INC.
FORM 10-Q
TABLE OF CONTENTS
SEPTEMBER 30, 2011

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	4

	Condensed Consolidated Balance Sheets -
	As of September 30, 2011 and December 31, 2010	4

	Condensed Consolidated Statements of Operations -
	For the three months and nine months ended
	September 30, 2011 and 2010	5

	Condensed Consolidated Statements of Cash Flows -
	For the nine months ended September 30, 2011 and 2010	6

	Notes to the Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	21

Item 4T.	Controls and Procedures	24

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

	Signatures	27

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

STANDARD GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(unaudited)	(audited)
Assets
Current assets:
Cash	$24,492	$154
Prepaid expenses	54,612	112,000
Total current assets	79,104	112,154

Shea Mining and Milling Assets	35,159,427	—
Property, plant and equipment, net	34,348	1,447,851
Mineral properties and development costs	—	5,660,726
Debt issuance costs, net	1,835	13,367
Total Assets	$35,274,714	$7,234,098

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Short-term notes payable	$2,025,000	$211,000
Convertible notes payable, current portion	1,831,297	300,000
Current portion of long-term note payable Wits Basin	—	1,200,000
Due to Wits Basin Precious Minerals Inc	16,616	124,240
Accounts payable	522,017	167,606
Shea Mining and Milling payable	450,000	—
Accrued interest	157,378	614,243
Accrued expenses	565,040	741,085
Total current liabilities	5,567,348	3,358,174

Convertible notes payable, long-term portion	—	184,923
Long-term note payable Wits Basin, net of current	—	800,000
Long-term note payable, net of discount	—	6,519,500
Total liabilities	5,567,348	10,862,597

Preferred stock, $.001 par value, 50,000,000 shares authorized:
10,000,000 and 0 shares issued and outstanding at
September 30, 2011 and December 31, 2010, respectively	10,000,000	—

Shareholders’ equity (deficit):
Common stock, $.001 par value, 100,000,000 shares authorized: 42,342,756 and 25,083,572 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	42,342	25,084
Additional paid-in capital	42,587,425	6,937,488
Accumulated deficit during exploration stage	(22,922,401)	(10,591,071)
Total shareholders’ equity (deficit)	19,707,366	(3,628,499)
Total Liabilities and Shareholders’ Equity (Deficit)	$35,274,714	$7,234,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANDARD GOLD, INC.
(AN EXPLORATION STAGE COMPANY)

Condensed Consolidated Statements of Operations
(unaudited)

					September 28, 2004
	Three Months Ended		Nine Months Ended		(inception)
	September 30,		September 30,		to Sept. 30,
	2011	2010	2011	2010	2011
Revenues	$—	$—	$—	$—	$—

Operating expenses:
General and administrative	1,581,226	498,195	9,413,410	1,714,524	12,478,767
Exploration expenses	—	135,473	50,501	293,156	5,876,922
Depreciation and amortization	—	21,754	28,961	66,836	330,699
Loss on disposal of assets	—	—	—	—	12,362
Total operating expenses	1,581,226	655,422	9,492,872	2,074,516	18,698,750
Loss from operations	(1,581,226)	(655,422)	(9,492,872)	(2,074,516)	(18,698,750)

Other income (expense):
Other income	—	—	—	295	1,691
Interest expense	(1,031,016)	(156,859)	(2,508,583)	(461,213)	(3,871,647)
Foreign currency loss	—	(115,817)	(329,875)	(113,932)	(353,695)
Total other income (expense)	(1,031,016)	(272,676)	(2,838,458)	(574,850)	(4,223,651)
Loss from operations before income taxes	(2,612,242)	(928,098)	(12,331,330)	(2,649,366)	(22,922,401)
Income tax provision	—	—	—	—	—
Net loss	$(2,612,242)	$(928,098)	$(12,331,330)	$(2,649,366)	$(22,922,401)

Basic and diluted net loss per common share	$(0.06)	$(0.04)	$(0.34)	$(0.11)

Basic and diluted weighted average common shares outstanding	41,868,043	23,249,345	36,761,782	23,053,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANDARD GOLD, INC.
(AN EXPLORATION STAGE COMPANY)

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,		September 28, 2004 (inception) to Sept. 30,
	2011	2010	2011
OPERATING ACTIVITIES:
Net loss	$(12,331,330)	$(2,649,366)	$(22,922,401)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	28,961	66,836	330,699
Amortization of imputed interest and original issue discounts on debt	1,816,478	20,677	2,455,486
Amortization of prepaid consulting fees related to issuance of common stock and warrants	112,000	225,000	491,000
Amortization of debt issuance costs	14,872	7,519	27,404
Compensation expense related to issuance of common stock and stock option grants	6,825,976	822,326	7,927,970
Loss (gain) on foreign currency	329,875	113,932	353,695
Issuance of common stock for expenses	1,014,400	154,000	1,168,400
Loss on disposal of miscellaneous assets	—	—	12,362
Issuance of equity securities by Wits Basin (majority shareholder) for exploration expenses	—	—	334,950
Debt incurred for exploration expenses	—	—	75,000
Changes in operating assets and liabilities:
Prepaid expenses	(54,612)	(7,118)	(54,612)
Accounts payable	274,411	100,001	442,017
Accrued expenses	790,432	475,356	2,289,850
Net cash used in operating activities	(1,178,537)	(670,837)	(7,068,180)

INVESTING ACTIVITIES:
Purchases of Shea Mining and Milling assets	(970,427)	—	(970,427)
Purchases of equipment	(34,348)	—	(177,976)
Net cash used in investing activities	(1,004,775)	—	(1,148,403)

FINANCING ACTIVITIES:
Payments on long-term debt	—	—	(491,106)
Payments from (advances to) Wits Basin	(27,624)	98,829	5,314,251
Cash proceeds from issuance of common stock, warrants and exercise of stock options, net	101,139	25,000	1,173,694
Cash proceeds from short-term debt	2,147,500	100,000	2,283,500
Debt issuance costs	(13,365)	—	(39,264)
Net cash provided by financing activities	2,207,650	223,829	8,241,075

Increase (decrease) in cash and cash equivalents	24,338	(447,008)	24,492
Cash and cash equivalents, beginning of period	154	450,887	—
Cash and cash equivalents, end of period	$24,492	$3,879	$24,492

Supplemental cash flow information:
Cash paid for interest	$70,218	$29,918	$125,969
Cash paid for income taxes	$—	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANDARD GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
September 30, 2011
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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K filed March 21, 2011.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year as a whole.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share are as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(2,612,242)	$(928,098)	$(12,331,330)	$(2,649,366)
Weighted average of common shares outstanding	41,868,043	23, 249,345	36,761,782	23,053,430

Basic net earnings (loss) per share	$(0.06)	$(0.04)	$(0.34)	$(0.11)

Diluted earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(2,612,242)	$(928,098)	$(12,331,330)	$(2,649,366)
Basic weighted average common shares outstanding	41,868,043	23, 249,345	36,761,782	23,053,430
Options, convertible debentures and warrants	(1)	(2)	(1)	(2)
Diluted weighted average common shares outstanding	41,868,043	23, 249,345	36,761,782	23,053,430

Diluted net earnings (loss) per share	$(0.06)	$(0.04)	$(0.34)	$(0.11)

(1)
As of September 30, 2011, we had (i) 13,719,335 shares of common stock issuable upon the exercise of outstanding stock options, (ii) 11,406,878 shares of common stock issuable upon the exercise of outstanding warrants, (iii) reserved an aggregate of 4,615,170 shares of common stock issuable under outstanding convertible debt agreements and (iv) 1,919,000 shares reserved under private options. These 31,660,383 shares, which would be reduced by applying the treasury stock method, were excluded from diluted weighted average outstanding shares amount for computing the net loss per common share, because the net effect would be antidilutive for each of the periods presented.

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

NOTE 4 – COMPANY’S CONTINUED EXISTENCE

The accompanying condensed consolidated financial statements have been prepared in conformity with US GAAP, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the nine months ended September 30, 2011, we incurred losses from operations of $12,331,330. At September 30, 2011, we had an accumulated deficit of $22,922,401 and a working capital deficit of $5,488,244. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. We believe that future private placements of equity capital and debt financing are needed to fund our long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash.  If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If we are unable to obtain the necessary capital, we may have to cease operations.

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

Also on March 15, 2011, we executed an Assignment and Assumption of Loan Documents and Loan Modification Agreement, by and between us, Shea Mining and NJB Mining, Inc. (the “Loan Modification Agreement”), for certain assets located in Tonopah, Nevada (“Tonopah”). The Tonopah property is subject to a $2.5 million existing first deed of trust which was in default at the time of the Shea Transaction and included accrued interest of $375,645, which was also assumed in the transaction. As part of the assignment, NJB Mining, Inc. (“NJB”) modified the related note to allow us until May 14, 2011 to refinance this mortgage, which was subsequently extended until July 13, 2011 and further extended until October 10, 2011. Additionally, anytime in which the note remains in default, for each payment not made within ten (10) days of the due date, a late fee equal to ten percent (10%) of the payment is due; potentially requiring a $250,000 penalty payment.   On July 7, 2011, we issued 555,556 shares of our unregistered common stock to NJB as a partial principal payment of $500,000 (valued at a $0.90 per share). As of August 31, 2011, we were in default under the terms of the NJB loan agreement, and therefore entered into a forbearance agreement with NJB, (the “NJB Forbearance Agreement”), in which we agreed to issue an additional 200,000 shares of common stock valued at $180,000 and pay interest aggregating $52,952 prior to October 1, 2011 to NJB. In exchange, NJB agreed to forbear from initiating legal proceedings, including forbearance of the deed of trust and enforcement of its collection remedies. The NJB Forbearance Agreement further provided for additional extensions up through December 9, 2011; subject to the issuance of additional shares of common stock and payments of additional accrued interest amounts, as defined in the NJB Forbearance Agreement to NJB. See Note 9 – Short-Term Notes Payable for details of the NJB Forbearance Agreement.

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

The purchase consideration of the assets acquired was calculated as follows:

Issuance of 35,000,000 shares of common stock with an estimated fair value of $0.89 per share (closing sales price on March 15, 2011)	$31,150,000
Cash consideration ($250,000 paid, $450,000 still payable at September 30, 2011)	700,000
Assumption of NJB Mining mortgage	2,500,000
Assumption of accrued interest and other liabilities	463,184
Legal costs (includes issuance of 100,000 shares of common stock valued at $89,000)	205,258
Other direct expenses incurred in connection with the Shea Transaction	140,985
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

During the three months ended September 30, 2011, we began purchasing toll milling equipment that will ultimately be placed in service during the next quarter.

Components of the property, plant and equipment are as follows:
	September 30,	December 31,
	2011	2010
Land	$—	$329,280
Buildings	—	1,206,954
Equipment	34,348	199,694
Less accumulated depreciation	—	(288,077)
	$34,348	$1,447,851

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

Components of the mineral properties and development costs are as follows:
	September 30, 2011	December 31, 2010
Mining claims	$—	$5,657,383
Mining permits	—	3,343
	$—	$5,660,726

NOTE 8 – DEBT ISSUANCE COSTS

We recorded debt issuance costs with respect to legal services incurred relating to the various promissory notes issued. Debt issuance costs are being amortized on a straight-line basis (which approximates the effective interest method) over the term of the corresponding debt.

The following table summarizes the amortization of debt issuance costs:

	September 30,	December 31,
	2011	2010
Debt issuance costs, net, beginning of period	$13,367	$23,392
Add: additional debt issuance costs	13,365	—
Less: debt issuance costs transferred (1)	(10,025)	—
Less: amortization of debt issuance costs	(14,872)	(10,025)
Debt issuance costs, net, end of period	$1,835	$13,367

(1) See Note 15 – Transfer of Bates-Hunter Mine for a discussion regarding the transference of the Bates-Hunter Mine related debt issuance costs.

Future annual amortization is scheduled to be as follows for the years ending December 31:

2011 — Remaining	$934
2012	901
Total	$1,835

NOTE 9 – SHORT-TERM NOTES PAYABLE

The following table summarizes the Company’s short-term notes payable:

	September 30,	December 31,
	2011	2010
Unsecured promissory note issued on August 18, 2010, in the principal amount of $25,000 along with a warrant to purchase 50,000 shares at $0.50 per share and bore interest at 18%. On March 2, 2011, the holder exchanged this past due note for a six-month convertible promissory note (see Note 10 – Convertible Notes Payable) and received $2,416 of accrued interest in cash. (1)	$—	$25,000

Promissory note issued on September 7, 2010, in the principal amount of $25,000 to Stephen Flechner, our President at the time, utilized for a potential mining project; stated interest rate of 5%; accrued interest of $1,333 at September 30, 2011; with a maturity date of November 30, 2010 and currently past due, original terms apply in the default period. (1)	25,000	25,000

Promissory note issued on September 7, 2010, in the principal amount of $50,000 utilized for a potential mining project and bore interest at 5%. On January 25, 2011, the note was used as proceeds on a warrant sale. (1)	—	50,000

The Company received five unsecured loans during the fourth quarter of 2010 for an aggregate of $111,000 (all from the same lender and requiring one warrant to be issued for the purchase of 64,000 shares at $0.50 per share) and all bore interest at 12%. On February 15, 2011, the holder exchanged these past due notes along with the accrued interest of $2,939 for two six-month convertible promissory notes. See Note 10 – Convertible Notes Payable	—	111,000

Secured note payable to NJB Mining Inc. for the assets located in Tonopah, Nevada, assigned to us in connection with the Shea Transaction, stated interest rate of 7.5%; accrued interest of $91,149 at September 30, 2011 based on the default interest rate of 12.5%; original maturity date of May 15, 2011, was extended until July 13, 2011, was further extended to October 10, 2011 and under the terms of the NJB Forbearance Agreement was extended until December 9, 2011. (2)	2,000,000	—
Totals	$2,025,000	$211,000

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

(2) On July 7, 2011, we issued 555,556 shares of our common stock as a principal balance reduction of $500,000. As a result of being in default of the note, in August 2011, NJB required the Company to enter into that certain NJB Forbearance Agreement, dated September 1, 2011, whereby the Company was obligated to give the following additional consideration in order for NJB to temporarily forbear from exercising its rights and remedies under the Loan Modification Agreement:
(i) issue  to NJB 200,000 shares of common stock; (ii) make an interest payment equal to $26,042 on or before September 1, 2011; (iii) make an interest payment equal to $26,910 on or before October 1, 2011; and (iv) remit to NJB all remaining principal, interest, fees and other expenses due on or before October 10, 2011, (the “Forbearance Period”). The NJB Forbearance Agreement further provided the Company with options to extend the Forbearance Period for two additional 30-day periods, pursuant to the following terms and conditions:
(A)  For the first extension period ending on November 9, 2011, by notice given to NJB prior to October 10, 2011, which notice shall include  (i) the issuance of 500,000 shares of common stock to NJB, and (ii) an interest payment of $114,587; and
(B) For the second extension period ending on December 9, 2011, by notice given to NJB prior November 9, 2011, which notice shall include (i) the issuance of 1,000,000 shares of common stock to NJB, and (ii) an interest payment $26,910.

As of November 9, 2011, the Company has exercised both options by issuing an aggregate of 1,500,000 shares and making both interest payments.

The Company has placed in escrow the following: (i) a Deed in Lieu of Foreclosure, (ii) Water Rights Deed and (iii) a Bill of Sale. Should the Company not meet the requirements of the second December 9, 2011 extension period date, NJB has the right to take immediate title to the assets located in Tonopah and interest in all leases, contracts and permits related to ownership, occupancy and operation of said assets.

Summary

The following table summarizes the short-term notes payable balances:

Balance at December 31, 2010	$211,000
Add: NJB Mining note acquired as part of Shea Transaction in 2011	2,500,000
Less: exchange of principal payments for new convertible notes	(136,000)
Less: note exchanged for warrant exercise	(50,000)
Less: common stock issued in lieu of cash for principal of NJB note	(500,000)
Balance at September 30, 2011	$2,025,000

The weighted average interest rate on short-term notes payable at September 30, 2011 was 12.6%.

NOTE 10  – CONVERTIBLE NOTES PAYABLE

Beginning in January 2011, we entered into six-month convertible promissory notes (the “CP Notes”) with accredited investors. The terms of the CP Notes are: (i) accrue interest at 6% per annum (ii) include the right to convert into our common stock at any time, at a price of $0.50 per share, and (iii) the issuance of a two-year stock purchase warrant, with an exercise price of $0.50 per share, at a rate of two warrants per $1 of CP Notes.  The warrants created a debt discount of $1,319,304. In addition, due to proceeds allocated between the debt and warrants, beneficial conversion charges were created totaling an additional debt discount of $901,899. Both discounts are being amortized over the 6-month term of the convertible notes.

As of September 30, 2011, we have received gross cash proceeds of $2,147,500. In additional to these cash proceeds, certain short-term note holders rolled their past due principal and interest into the CP Notes totaling $138,939 and a consultant rolled its accounts payable into the CP Notes totaling $35,000. As of September 30, 2011, in connection with the terms of the CP Notes, we have issued warrants to purchase 4,642,878 shares of our common stock and have reserved shares of our common stock for issuance should the holders convert.

As of September 30, 2011, three Note holders converted $78,750 of principal plus $1,117 accrued interest into 159,735 shares of common stock.

The following table summarizes the Company’s convertible notes:

	September 30,	December 31,
	2011	2010
Convertible promissory notes net of unamortized discount of $411,392 at September 30 2011; interest rate of 6%; accrued interest of $64,896 at September 30, 2011 and certain of these CP Notes are currently past due and original terms apply in the default period.	$1,831,297	$—

Cabo $511,590 secured convertible debenture net of unamortized discount of $20,000 at April 29, 2011. See Note 15 for a discussion regarding the transference of the Cabo Debenture to Wits Basin.	—	484,923
Totals	1,831,297	484,923
Less: current portion	(1,831,297)	(300,000)
Long-term portion	$—	$184,923

NOTE 11 – LONG-TERM NOTES PAYABLE

The following table summarizes the Company’s long-term notes payable:

	September 30,	December 31,
	2011	2010
In August 2009, Hunter Bates issued a note payable in favor of Wits Basin (at which time held 100% of the equity interest in Hunter Bates) in the principal amount of $2,500,000. (1)	$—	$2,000,000

Hunter Bates completed the acquisition of the Bates-Hunter Mine properties, financed through a limited recourse promissory note in the principal amount of Cdn$6,750,000. As of December 31, 2010, the outstanding principal balance was Cdn$6,500,000 (approximately $6,519,500 US). (1)	—	6,519,500
Totals	—	8,519,500
Less: current portion	—	(1,200,000)
Long-term portion	$—	$7,319,500
(1) See Note 15 – Transfer of Bates-Hunter Mine for a discussion regarding the transference of all long-term notes payable to Wits Basin.

NOTE 12 - SHAREHOLDERS’ EQUITY

Preferred Stock

Simultaneous with the Shea Exchange Agreement, Wits Basin exchanged 19,713,544 shares of our common stock it held for 10 million shares ($.001 par value each) of our newly created non-voting 5% preferred stock, referred to as the "Series A Preferred Stock" with an original issue price of $1.00 per share. The Series A Preferred Stock has a liquidation preference of $10 million, payable only upon certain liquidity events or upon achievement of a market value of our equity equaling $200 million or more. As of September 30, 2011, there were accrued undeclared dividends of approximately $271,000 on the outstanding Series A Preferred Stock. These undeclared dividends had no effect on the earnings per share calculation.

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

Common Stock Issuances

During the three months ended September 30, 2011: (1) we received a 60-day extension from NJB Mining and granted the issuance of 200,000 shares of the unregistered common stock (valued at $180,000) as consideration for the extension and issued 555,556 shares of the unregistered common stock to NJB, which was applied as a $500,000 principal payment on the $2,500,000 Tonopah mortgage; (2) two investors exercised on warrants and received an aggregate of 133,295 shares of our common stock by surrendering 116,705 of available shares (via the cashless exercise provision) to pay for the exercise; (3) we issued 600,000 shares of our unregistered stock to an investment agent as settlement for terminating an agreement (valued at $690,000); (4) two stock option holders exercised an aggregate of 45,165 options into common stock for aggregate proceeds of $23,034; and (5) two convertible note holders converted $53,750 of principal plus $1,060 accrued interest into 109,620 shares of common stock.

Stock Option Grants

We have one stock option plan: the 2010 Stock Incentive Plan, as amended (the “Plan”). Stock options, stock appreciation rights, restricted stock and other stock and cash awards may be granted under the Plan. In general, options vest over a period ranging from immediate vesting to five years and expire 10 years from the date of grant. On March 15, 2011, with the closing of the Shea Exchange Agreement a “change of control” event was deemed to have occurred and 13,500,000 previously granted stock options vested in full. Effective July 25, 2011, the Plan was amended to increase the total shares of stock which may be issued under the Plan from 13,500,000 to 14,500,000. As of September 30, 2011, an aggregate of 1,000,000 shares of our common stock are available to be granted under our Plan.

On May 13, 2011, the Board authorized the following current and future stock option grants: (1) the Board granted a stock option to Manfred Birnbaum for his services to serve as Chairman of the Board, whereby he was granted a ten year stock option to purchase up to 300,000 shares of the Company’s common stock, 75,000 vested immediately and 75,000 vest each December 31 thereafter, at an exercise price of $1.50 per share, and (2) the Board authorized that each member of the Board will receive 70,000 options after one year of serving as a Board member and will also receive 10,000 options for their service on any committee, provided the member is still serving on the committee and also still a Board member as of May 13, 2012. The aforementioned current and future stock options to the members of the Board are intended to be grants outside of the Plan.

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

We recorded $6,825,976 and $720,326 related to employee stock compensation expense for the nine months ended September 30, 2011 and 2010, respectively, relating to share options granted. All stock compensation expense is included in general and administrative expense. The compensation expense had a $0.19 and $0.03 per share impact on the loss per share for the nine months ended September 30, 2011 and 2010, respectively.

The following table summarizes information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price
Options outstanding – December 31, 2010	2,800,000	$0.79

Granted	12,929,000	0.58
Canceled or expired	—	—
Exercised	(90,665)	0.56
Options outstanding – September 30, 2011	15,638,335	$0.62

Options exercisable – September 30, 2011	15,413,335	$0.61

Weighted average fair value of options granted during the nine months ended September 30, 2011		$0.59
Weighted average fair value of options granted during the nine months ended September 30, 2010		$0.78

The following tables summarize information about stock options outstanding at September 30, 2011:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)

$0.50 to $0.60	12,049,335	8.9 years	$0.52	$1,611,207
$0.72 to $0.90	2,000,000	8.6 years	$0.86	$—
$1.00 to $1.50	1,589,000	4.4 years	$1.09	$—
$0.50 to $1.50	15,638,335	8.5 years	$0.62	$1,611,207

	Options Exercisable
Range of Exercise Prices	Number Exercisable	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)

$0.50 to $0.60	12,049,335	8.9 years	$0.52	$1,611,207
$0.72 to $0.90	2,000,000	8.6 years	$0.86	$—
$1.00 to $1.50	1,364,000	3.6 years	$1.03	$—
$0.50 to $1.50	15,413,335	8.5 years	$0.61	$1,611,207

(1)  The aggregate intrinsic value in the table represents the difference between the closing stock price on September 30, 2011 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on September 30, 2011. During the three months ended September 30, 2011 an aggregate of 45,165 options were exercised resulting in $23,034 of gross proceeds. No options were exercised during 2010.

Stock Warrants

During the three months ended September 30, 2011, we issued 430,000 two-year warrants to purchase common stock at an exercise price of $0.50 per share in connection with convertible promissory notes (the allocated fair value of the warrants was calculated to be $134,408).

The following table summarizes information about the Company’s stock warrants outstanding:

	Number	Weighted Average Exercise Price	Range of Exercise Price	Weighted Remaining Contractual Life
Outstanding at December 31, 2010	3,044,000	$0.94	$0.50 – 1.00

Granted	8,662,878	0.55	0.50 – 1.00
Cancelled or expired	(133,228)	0.50	0.50
Exercised	(166,772)	0.50	0.50
Outstanding at September 30, 2011	11,406,878	$0.63	$0.50 – 1.00	2.9 years

Warrants exercisable at September 30, 2011	11,406,878	$0.63	$0.50 – 1.00

NOTE 13 – EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

There were no new accounting standards issued or effective during the three months ended September 30, 2011 that had or are expected to have a material impact on the Company’s results of operations, financial condition or cash flows.

NOTE 14 – RELATED PARTY TRANSACTIONS

Wits Basin provided certain general and administrative services (primarily management salary in 2010 only and office rent) for the Company. Amounts charged to operations amounted to $0 and $39,100 for the three months ended September 30, 2011 and 2010, respectively. Amounts charged to operations amounted to $1,895 and $84,300 for the nine months ended September 30, 2011 and 2010, respectively.

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

	Balance at April 29, 2011
Assets
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

NOTE 16 – SUBSEQUENT EVENTS

On October 10, 2011 and November 9, 2011, we issued 500,000 and 1,000,000 unregistered shares of common stock, respectively, to NJB Mining, Inc. in consideration for extensions under the terms of the NJB Forbearance Agreement. See Note 9 – Short-Term Notes Payable for details of the NJB Forbearance Agreement.

During November 2011, we have received gross cash proceeds of $200,000 through the issuance of six-month convertible promissory notes.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010.

Revenues

We had no revenues from any exploration operations for the three and nine months ended September 30, 2011 and 2010, but with the completion of the Shea Transaction, we plan to enter into the precious metal toll milling business and anticipate that we will be able to report revenues from tolling operations by the fourth quarter.

Operating Expenses

General and administrative expenses were $1,581,226 for the three months ended September 30, 2011 as compared to $498,195 for the same period in 2010. General and administrative expenses were $9,413,410 for the nine months ended September 30, 2011 as compared to $1,714,524 for the same period in 2010. Of the $9,413,410 in 2011, we recorded $6,825,976 of compensation expense related to stock options vesting and $690,000 from the termination of an investment agent agreement. With the change in our pursuit to a milling and tolling service company and less emphasis on pure exploration activities, we anticipate that our operating expenses will continue to increase for the remainder of the year as we continue to build the infrastructure of the Company in order to proceed with such milling and tolling services.

Exploration expenses were $0 for the three months ended September 30, 2011 as compared to $135,473 for the same period in 2010. Exploration expenses were $50,501 for the nine months ended September 30, 2011 as compared to $293,156 for the same period in 2010. Exploration expenses relate to the cash expenditures being reported for our maintenance work at the Bates-Hunter project and for due diligence on other gold exploration projects. In 2011, the Company was only maintaining the Bates-Hunter project, while in 2010, we continued to perform some due diligence on some other possible gold exploration projects. We anticipate the rate of spending for fiscal 2011 exploration expenses to decrease over 2010 expenses as we concentrate on building the milling and tolling services.

Depreciation and amortization expenses were $0 for the three months ended September 30, 2011 as compared to $21,754 for the same period in 2010.  Depreciation and amortization expenses were $28,961 for the nine months ended September 30, 2011 as compared to $66,836 for the same period in 2010, which represents depreciation of fixed assets for the mine itself and equipment purchased for work being performed at the Bates-Hunter Mine. We transferred the depreciable assets related to the Bates-Hunter Mine to Wits Basin in April 2011 and will no longer be recording any depreciation expenses for the Bates-Hunter mine and related equipment. We anticipate that our depreciation expense will increase over current levels for the remainder of this fiscal year as we make purchases of additional milling and tolling equipment and complete the analysis of the depreciable assets acquired in the Shea Transaction.

Other Income and Expenses

Interest Expense
Interest expense for the three months ended September 30, 2011 was $1,031,016 compared to $156,859 for the same period in 2010.  Interest expense for the nine months ended September 30, 2011 was $2,508,583 compared to $461,213 for the same period in 2010. The 2011 and 2010 amounts relate to the interest due on the following notes payable: (i) the Cdn$6,750,000 limited recourse promissory note for the Bates-Hunter Mine, which was interest-free until January 1, 2010, and from such date accrued interest at a rate of 6% per annum, (ii) in April 2009, we entered into a 12% Convertible Debenture with Cabo Drilling (America) Inc., in the principal amount of $511,590, (iii) in August 2009, Hunter Bates issued a note payable in favor of Wits Basin (at which time held 100% of the equity interest in Hunter Bates) in the principal amount of $2,500,000 in consideration of various start-up and developments costs and expenses incurred by Wits Basin on its behalf while Hunter Bates and Gregory Gold were consolidated, wholly owned subsidiaries of Wits Basin, (iv) the short-term notes payable, (v) the convertible notes we entered into during 2011 plus the amortization of the value assigned to additional beneficial conversion features and warrants issued, and (vi) the amortization of debt issuance costs.

The significant increases over 2010 amounts relate to items (v) and (vi) described above. The non-cash interest expense for the three months ended September 30, 2011 was $933,152 compared to $13,184 for the same period in 2010. The non-cash interest expense for the nine months ended September 30, 2011 was $2,086,350 compared to $28,196 for the same period in 2010.

Foreign Currency
With the consummation of the Bates-Hunter Mine acquisition in June 2008, we have been recording direct non-cash foreign currency exchange gains and losses due to our dealings with the limited recourse promissory note, which is payable in Canadian Dollars.  We recorded a loss of $0 for the three months ended September 30, 2011, compared to $115,817 for the three months ended September 30, 2010 due to the fluctuations in exchange rate between the US Dollar and the Canadian Dollar. For the nine months ended September 30, 2011, we recorded a loss of $329,875 as compared to $113,932 for the same period in 2010. With the transfer of the limited recourse promissory note to Wits Basin on April 29, 2011, our continued recording of gains and losses due to foreign currency exchange rates in future periods should diminish as long as we do not enter into other foreign currency payment obligations.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements through private placements of our equities and advances from Wits Basin. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had a working capital deficit of $5,488,244 at September 30, 2011. Cash and cash equivalents were $24,492 at September 30, 2011, representing an increase of $24,338 from the cash and cash equivalents of $154 at December 31, 2010.

Our cash reserves will not be sufficient to meet our operational needs and thus, we need to raise additional capital to pay for our operational expenses and provide for capital expenditures. Our basic operational expenses are estimated at approximately $150,000 per month and we continue to have debt service commitments, which includes $2,000,000 due to NJB by December 9, 2011. Above the basic operational expenses, we estimate that we need approximately $250,000 to begin limited tolling operations at Amargosa. If we are not able to raise additional working capital, we may have to cutback on operational expenditures or cease operations altogether.

For the nine months ended September 30, 2011, we had net cash used in operating activities of $1,178,537 as compared to $670,837, for the nine months ended September 30, 2010. The increase in 2011 is due primarily from the cash being expended to build a base of operations in Nevada.

For the nine months ended September 30, 2011, we had net cash used in investing activities of $1,004,775 primarily related to the Shea Transaction.

For the nine months ended September 30, 2011, we had net cash provided by financing activities of $2,207,650 as compared to $223,829 for the same period in 2010. During 2011, we issued six-month convertible promissory notes resulting in gross cash proceeds of $2,147,500.

The following table summarizes our debt as of September 30, 2011:

Outstanding Amount		Interest Rate		Unamortized Discounts	Accrued Interest	Maturity Date	Type
$25,000	(1)	5%		$—	$1,333	November 30, 2010	Conventional
$2,000,000	(2)	12.5	%(3)	$—	$91,149	December 9, 2011(4)	Conventional
$1,831,297	(5)	6%		$411,392	$64,896	(6)	Convertible

(1)	Promissory note issued on September 7, 2010, to Stephen Flechner, our President at the time, currently past due, original terms apply in the default period.
(2)	Note payable to NJB Mining Inc. (for the assets located in Tonopah) assigned to us in connection with the Shea Transaction.
(3)	The stated interest rate is 7.5%, but if the note was not paid in full by August 25, 2010, then the rate increased to 12.5% (an additional 5% default rate was added).
(4)	Original maturity date of May 15, 2011, extended until December 9, 2011.
(5)
Beginning in January 2011, we entered into various six-month convertible promissory notes convertible at a price of $0.50 per share and issued a two-year stock purchase warrant with an exercise price of $0.50 per share at a rate of two (2) warrants per $1 of note.

(6)	The convertible promissory notes begin maturing on July 5, 2011 through February 29, 2012. Certain of these CP Notes are currently past due and original terms apply in the default period.

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

During the nine months ended September 30, 2011, we did not engage in any off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on this evaluation and taking into account that certain material weaknesses existed as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were not effective as of September 30, 2011.  As a result of this conclusion, the financial statements for the period covered by this Quarterly Report on Form 10-Q were prepared with particular attention to the material weaknesses previously disclosed. Notwithstanding the material weaknesses in internal controls that continue to exist as of September 30, 2011, we have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2011, the Company issued an aggregate of $215,000 in six-month convertible promissory notes (the “CP Notes”) with three accredited investors. The terms of the CP Notes are: (i) accrue interest at 6% per annum (ii) include the right to convert into our common stock at any time, at a price of $0.50 per share, and (iii) the issuance of a two-year stock purchase warrant, with an exercise price of $0.50 per share, at a rate of two warrants per $1 of CP Notes.

During the three months ended September 30, 2011, the Company issued 1,355,556 shares of common stock as follows: (i) we issued 200,000 shares for a 60 day maturity note extension and an additional 555,556 shares as partial principal payment of $500,000 to NJB Mining, and (ii) we issued 600,000 shares to an investment agent as settlement for terminating an agreement.

During the three months ended September 30, 2011, the Company issued stock warrants to purchase up to 430,000 shares of the Company’s common stock at an exercise price of $0.50 per share through convertible promissory notes.

For each of these issuances, the Company relied on the exemption from federal registration under Section 4(2) of the Securities Act of 1933, and/or Rule 506 promulgated thereunder. The Company relied on this exemption and/or the safe harbor rule thereunder based on the fact that (i) there was a limited number of investors and each investor had knowledge and experience in financial and business matters such that they were capable of evaluating the risks of the investment, and (ii) the Company has obtained a subscription agreement from each investor indicating that they are an accredited investor.

Item 3.    Defaults Upon Senior Securities

None.

Item 5.    Other Information

On July 25, 2011, the Company’s Board of Directors approved the amendment of its 2010 Stock Incentive Plan, as amended (the “2010 Plan”) to increase the shares reserved under the 2010 Plan from 13,500,000 to 14,500,000 shares.

On March 15, 2011, the Company executed an Assignment and Assumption of Loan Documents and Loan Modification Agreement, by and between us, Shea Mining and NJB Mining, Inc. (the “Loan Modification Agreement”), for certain assets located in Tonopah, Nevada (“Tonopah”). The Tonopah property is subject to a $2.5 million existing first deed of trust which was in default at the time of the Shea Transaction.  On July 7, 2011, we issued 555,556 shares of our common stock as a principal balance reduction of $500,000.

As a result of being in default of the note, in August 2011, NJB required the Company to enter into that certain NJB Forbearance Agreement, dated September 1, 2011, whereby the Company was obligated to give the following additional consideration in order for NJB to temporarily forbear from exercising its rights and remedies under the Loan Modification Agreement:
(i) issue  to NJB 200,000 shares of common stock; (ii) make an interest payment equal to $26,042 on or before September 1, 2011; (iii) make an interest payment equal to $26,910 on or before October 1, 2011; and (iv) remit to NJB all remaining principal, interest, fees and other expenses due on or before October 10, 2011, (the “Forbearance Period”). The NJB Forbearance Agreement further provided the Company with options to extend the Forbearance Period for two additional 30-day periods, pursuant to the following terms and conditions:
(A)  For the first extension period ending on November 9, 2011, by notice given to NJB prior to October 10, 2011, which notice shall include  (i) the issuance of 500,000 shares of common stock to NJB, and (ii) an interest payment of $114,587; and
(B) For the second extension period ending on December 9, 2011, by notice given to NJB prior November 9, 2011, which notice shall include (i) the issuance of 1,000,000 shares of common stock to NJB, and (ii) an interest payment $26,910.

As of November 9, 2011, the Company has exercised both options by issuing an aggregate of 1,500,000 shares and making both interest payments.

The Company has placed in escrow the following: (i) a Deed in Lieu of Foreclosure, (ii) Water Rights Deed and (iii) a Bill of Sale. Should the Company not meet the requirements of the second December 9, 2011 extension period date, NJB has the right to take immediate title to the assets located in Tonopah and interest in all leases, contracts and permits related to ownership, occupancy and operation of said assets.

Item 6.    Exhibits

Exhibit	Description
10.1**	Standard Gold, Inc 2010 Stock Incentive Plan (amended as of July 25, 2011)
10.2*	Forbearance Agreement, dated September 1, 2011, by and between Standard Gold, Inc and NJB Mining, Inc.
31.1**	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** Filed herewith electronically

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Standard Gold, Inc.

Date: November 18, 2011

	By:	/s/ Alfred A. Rapetti
Alfred A. Rapetti
Chief Executive Officer

	By:	/s/ Mark D. Dacko
Mark D. Dacko
Chief Financial Officer