Form 10-K
period 2011-12-31
Standard Gold
filed 2012-05-17
CIK 773717

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2011

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

As of June 30, 2011, the Registrant’s non-affiliates owned shares of its common stock having an aggregate market value of approximately $7,123,000 (based upon the closing sales price of the Registrant’s common stock on that date on the OTCBB).

On May 11, 2012, there were 43,898,756 shares of common stock issued and outstanding, which is the Registrant’s only class of voting stock.

Documents Incorporated by Reference: None.

STANDARD GOLD, INC.

Annual Report on Form 10-K

For the Year Ended December 31, 2011

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

PART I

ITEM 1. BUSINESS

OVERVIEW

Standard Gold, Inc. (with its subsidiaries “we,” “us,” “our,” “Standard Gold” or the “Company”) is an exploration stage company based in Minneapolis, Minnesota.

Standard Gold, Inc. (formerly known as Princeton Acquisitions, Inc.) was incorporated in the State of Colorado on July 10, 1985, as a blind pool or blank check company. On September 29, 2009, we completed a share exchange agreement with Hunter Bates Mining Corporation, a Minnesota corporation (“Hunter Bates”) and certain of its shareholders, in which Hunter Bates’ shareholders exchanged all of their capital securities into similar capital securities of ours (the “Hunter Bates Share Exchange”) and we adopted the business model of Hunter Bates of minerals exploration and mining. Accordingly, the Hunter Bates Share Exchange represented a change in control and Hunter Bates became a wholly owned subsidiary of Standard Gold.

Prior to September 29, 2009, Wits Basin Precious Minerals Inc., a Minnesota corporation and public reporting company quoted on the Pink Sheets under the symbol “WITM” (“Wits Basin”) was the majority shareholder of Hunter Bates. Hunter Bates was formed in April 2008 to acquire the prior producing gold mine properties (consisting of land, buildings, equipment, mining claims and permits) located in Central City, Colorado, known as the “Bates-Hunter Mine.”

On March 15, 2011, we closed a series of transactions, whereby we acquired certain assets of Shea Mining & Milling, LLC (“Shea Mining”), which assets include land, buildings, a dormant milling facility, abandoned milling equipment, water permits, mine tailings, mine dumps and the assignment of a note payable, a lease and a contract agreement with permits. We completed the Shea Exchange Agreement to acquire the Shea assets and develop a toll milling services business of precious minerals. Toll milling is a process whereby mined material is crushed and ground into fine particles to ease the extraction of any precious minerals contained therein, such as gold, silver, lead, zinc and copper, and rare earth metals.

OUR EXPLORATION PROJECT: BATES-HUNTER MINE

Overview

In January 2005, Wits Basin acquired an option to purchase all of the assets of the Bates-Hunter Mine. On June 12, 2008, Wits Basin entered into an amendment to purchase the Bates-Hunter Mine, and among the changes, the purchase was assigned to Hunter Bates allowing Hunter Bates to complete the acquisition of the Bates-Hunter Mine. The acquisition of the assets of the Bates-Hunter Mine was completed on June 12, 2008, by Hunter Bates.

The Bates-Hunter Mine is located about 35 miles west of Denver, Colorado and is located within the city limits of Central City. The Central City mining district lies on the east slope of the Front Range where elevations range from 8,000 feet in the east to 9,750 feet in the west. Local topography consists of gently rolling hills with local relief of as much as 1,000 feet.

The mine site is located in the middle of a residential district within the city limits of Central City and is generally zoned for mining or industrial use. The Bates-Hunter Mine shaft is equipped with a two-compartment, 85 foot tall steel headframe and a single drum hoist using a one inch diameter rope to hoist a two ton skip from approximately 1,000 feet deep. A water treatment plant was constructed adjacent to the mine headframe.

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

Through August 2008, over 12,000 feet of drilling was accomplished, which provided detailed data, which had been added to the existing 3-D map of the region. Several narrow intervals of potential ore grade gold values were intersected, which would have require further exploration efforts to delineate any valuation.

Transfer of the Bates-Hunter Mine

Since August 2008, no exploration activities had been conducted at the Bates-Hunter Mine due to funding. As part of the Shea Exchange Agreement (fully described below), we had the right, at our option, at any time prior to June 13, 2011, to transfer the Hunter-Bates Mine and all related obligations and liabilities, to Wits Basin, in exchange for the cancellation by Wits Basin of a promissory note in the principal amount of $2,500,000 issued by Hunter Bates to Wits Basin. On April 29, 2011, the Company’s management decided to exercise its right to transfer this mining asset due to following: (1) the amount of liabilities directly attached to the Bates-Hunter Mine, (2) the prior failed attempts to drain the single mine shaft, (3) the metallurgical results of the approximately 12,000 feet drilling program, (4) its location at approximately 9,000 feet in elevation and (5) the estimated capital required to simply begin sampling below ground. As management began to explore the opportunities of custom toll milling, introductions were made of other mining opportunities that management believed offered much greater appeal as to their location in proximity to Nevada, stages of development and the opportunities of joint ventures. Management believes that the toll milling business could provide for vertical integration in an overall business plan.

THE SHEA EXCHANGE AGREEMENT AND TOLL MILLING

On March 15, 2011, in an effort to enter the precious metal toll milling business, we entered into an exchange agreement by and between us, Shea Mining, Afignis, LLC, Leslie Lucas Partners, LLC, Wits Basin and Alfred A. Rapetti (the “Shea Exchange Agreement”) whereby we acquired certain assets from Shea Mining, which assets include those located in Tonopah, Nevada (financed through a note payable assigned to us), mine dumps, a property lease and a contract agreement in exchange for 35,000,000 shares of our unregistered shares. The Shea Exchange Agreement did not include any operable toll milling equipment, employees or operational processes and therefore has been accounted for as a purchase of a group of assets.

Pursuant to the assignment of a note payable, we executed an Assignment and Assumption of Loan Documents and Loan Modification Agreement, by and between us, Shea Mining and NJB Mining, Inc. (the “Loan Modification Agreement”), dated March 15, 2011, for those assets located in Tonopah, Nevada (“Tonopah”), consisting of land, buildings, mining tailings, a dormant milling facility, abandoned milling equipment and water permits. The land encompasses 1,174 deeded acres, one of the largest private land holdings in Esmeralda County, Nevada. Approximately 334 acres of this land has sitting on it an estimated 2.2 million tons of tailings known as the Millers Tailings from the historic gold rush of Goldfield and Tonopah, Nevada.

The Tonopah property was subject to an existing $2.5 million first deed of trust which was in default at the time of the Shea Exchange Agreement and included accrued interest of $375,645, which was also assumed in the transaction. As part of the assignment, NJB Mining, Inc. (“NJB”) modified the related note to allow us until May 14, 2011 to refinance this mortgage, which was subsequently extended numerous times. On July 7, 2011, we issued 555,556 shares of our unregistered common stock to NJB as a partial principal payment of $500,000 (valued at a $0.90 per share). As of August 31, 2011, we were still in default under the terms of the Loan Modification Agreement, and therefore entered into a forbearance agreement with NJB, (the “NJB Forbearance Agreement”), in which we agreed to issue an additional 200,000 shares of common stock valued at $180,000 and pay interest aggregating $52,952 prior to October 1, 2011 to NJB. In exchange, NJB agreed to forbear from initiating legal proceedings, including forbearance of the deed of trust and enforcement of its collection remedies. The NJB Forbearance Agreement further provided for additional extensions up through December 9, 2011; subject to the issuance of additional 1,500,000 shares of common stock, $141,497 payments of additional accrued interest amounts and subject to the issuance of additional 5,000,000 shares of common stock upon default. On December 9, 2011, Pure Path Capital Management Company, LLC. (“Pure Path”) purchased the Loan Modification Agreement and the NJB Forbearance Agreement directly from NJB. On December 21, 2011, we entered into an amended and restated forbearance agreement with Pure Path (the “A&R Forbearance”), whereby Pure Path extended the provisions of the NJB Forbearance Agreement. As of December 31, 2011, the principal amount outstanding on the A&R Forbearance is $2,047,728 (plus accrued interest). Pure Path has provided an additional extension to stay any action of the A&R Forbearance until May 31, 2012; such extension was provided without additional consideration. We are still in negotiations with Pure Path in order to complete definitive documents to release the A&R Forbearance and structure a new note. If such arrangements are not agreed to, we could lose the Tonopah property and/or be required to issue an additional 5,000,000 shares of our common stock.

In connection with the Shea Exchange Agreement, we also were assigned the ownership of approximately a six square mile section of mine dump material in Manhattan, Nevada (“Manhattan”).

The other assets we acquired consisted of a property lease, which allowed us the use of an assay lab property and the associated water permits, (with a right to purchase for $6 million) and a contract agreement, which allowed us the use of processing permits, located in Amargosa Valley, Nevada (“Amargosa”). We were required to pay a monthly base rent of $17,500 on this lease and $5,000 on the contract agreement. Subsequent to December 31, 2011, the landlord of the Amargosa lease caused to have served a Five Day Notice To Pay Rent Or Quit due to default in the monthly $17,500 lease payments. The Company began immediate communications with the landlord, which resulted in a delay of further actions by the landlord to pursue any remedies. Then on February 9, 2012, the landlord caused to have served an Order For Summary Eviction (“Eviction”) due to continued default in lease payments. Effective with the Eviction, a total of $70,000 lease payments remain unpaid as well as $8,500 of late fees required pursuant to the terms of the lease. On February 10, 2012, the Beatty County Sheriff completed the Eviction at Amargosa and we as such, no longer have access to the assay lab or permits at Amargosa.

As previously mentioned, pursuant to the Shea Exchange Agreement, we issued a total of 35 million shares of our common stock to the equity holders of Shea Mining in exchange for certain of their assets, resulting in those holders owning an ownership interest of approximately 87% of our then currently outstanding common stock (approximately 56% ownership interest on a fully diluted basis). We also agreed to indemnify Shea Mining from any liabilities arising after March 15, 2011 out of the Loan Modification Agreement or the loan agreements referenced therein.

Simultaneous with these transactions, pursuant to the Shea Exchange Agreement, Wits Basin exchanged 19,713,544 shares of our common stock it held for 10 million shares of our newly created non-voting 5% preferred stock, referred to as the “Series A Preferred Stock.” The Series A Preferred Stock has a liquidation preference of $10 million, payable only upon certain liquidity events or upon achievement of a market value of our equity equaling $200 million or more. Additional details regarding the Series A Preferred Stock can be found in our Second Amended and Restated Articles of Incorporation, which were filed with the Colorado Secretary of State on March 15, 2011. Additionally, we obtained the right to transfer our entire interest and related debt of the Bates-Hunter Mine, at any time prior to June 13, 2011, to Wits Basin in exchange for the cancellation of a promissory note issued by Hunter Bates payable in favor of Wits Basin in the approximate amount of $2.5 million. On April 29, 2011, our Board of Directors approved this transfer back to Wits Basin for the reason described above under the heading “Transfer of the Bates-Hunter Mine.”

Furthermore, Wits Basin had entered into certain commitments which involved shares of our common stock and as a result of their exchange of substantially all of the Standard Gold common stock they held for Series A Preferred, they could no longer honor those commitments. In consideration of Wits Basin agreeing to the exchange, the Company agreed to enter into two stock option agreements as follows: (1) the Company granted to one of Wits Basin’s major lenders a replacement stock option, on substantially the same terms as the stock option issued by Wits Basin, to purchase 1,299,000 shares of the Company’s common stock at an exercise price of $1.00 per share expiring on December 14, 2014 and (2) the Company granted to Wits Basin a replacement stock option, expiring on December 19, 2014, to purchase up to 630,000 shares of the Company’s common stock, at an exercise price of $0.50 per share.

Upon funding, our business plan is to purchase equipment and build out a facility to serve as a state-of-the-art toll milling facility (which includes an analytical lab and hydrometallurgical recovery plant) located in Clark County Nevada and conduct National Instrument 43-101 studies at Tonopah and Manhattan. Furthermore, we would likely re-open discussions with the Amargosa principals. One or both of these facilities, if completed, would also serve as a toll milling facility for any future mining properties we could develop or joint venture with.

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

PRODUCTS AND SERVICES

As of December 31, 2011, since we currently do not own any mining properties but have access to mine tailing and mine dump material, our plan is to begin some type of custom toll milling operations.

EMPLOYEES

As of December 31, 2011, we employed one individual – our chief financial officer. No employees are represented by a labor union and we consider our employee relations to be good.

FINANCIAL INFORMATION IN INDUSTRY SEGMENTS

During the year ended December 31, 2011, our operations included one reportable segment: that of minerals exploration and development of the related services of custom toll milling.

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

Attention: Mark Dacko, Secretary

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

BECAUSE OF BECOMING PUBLIC BY MEANS OF A REVERSE ACQUISITION, WE MAY NOT BE ABLE TO ATTRACT THE ATTENTION OF MAJOR BROKERAGE FIRMS.

Additional risks may exist since we became public through a “reverse acquisition.” Security analysts of major brokerage firms may not provide coverage of the Company. No assurance can be given that brokerage firms will want to conduct any offerings on behalf of the Company in the future.

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

OUR NEWLY-ISSUED SERIES A PREFERRED STOCK HAS A SIGNIFICANT LIQUIDATION PREFERENCE.

In connection with the Shea Exchange Agreement, we converted 19,713,544 shares of our common stock held by Wits Basin into 10 million shares of our newly created Series A Preferred Stock. The Series A Preferred Stock has a liquidation preference of $10 million, payable only upon certain liquidity events or upon achievement of a market value of our equity equaling $200 million or more. Although there are requirements that must be met before the liquidation preference is payable to holders of the Series A Preferred Stock, if we are successful in the operation of our business and our market value increases, or if we consummate a change of control transaction that requires payment of the $10 million liquidation preference (plus accrued interest), there may be significantly less funds remaining after the payment of the liquidation preference for holders of our common stock.

RISKS RELATING TO OUR FINANCIAL CONDITION

WE CURRENTLY DO NOT HAVE ENOUGH CASH TO FUND OPERATIONS, DEBT REDUCTION OR POTENTIAL ACQUISITIONS DURING 2012.

We have very limited funds, and such funds are not adequate to develop our current business plan, or even to satisfy our existing working capital requirements. As of March 31, 2012, we had only approximately $5,500 of cash and cash equivalents and with an expected cash expenditure of approximately $4,665,000 in debt that is already past due and the remainder that will become due in 2012 (assuming some or all of such debt is not converted into equity prior to such date), we will be required to raise additional funds to effectuate our current business plan for toll milling and mining services and to satisfy our working capital requirements. Without significant additional capital, we will be unable to start operations. With respect to our proposed toll milling operations, the costs and ability to successfully operate have not been fully verified because none of our proposed tolling operations have been run recently and we may incur unexpected costs or delays in connection with starting operations. The cost of designing and building our operations and of finding new toll milling sources can be extensive and will require us to obtain additional financing, and there is no assurance that we will have the resources necessary or the financing available to attain operations or to acquire the new toll milling sources necessary for our long-term business. Our ultimate success will depend on our ability to raise additional capital. Additionally, such additional capital may not be available to us at acceptable terms or at all. Further, if we increase our capitalization and sell additional shares of our capital stock, your ownership position in our Company will be subject to dilution. In the event that we are unable to obtain additional capital, we may be forced to cease our search for additional business opportunities, reduce our operating expenditures or to cease operations altogether.

WE ARE A DEVELOPMENT AND EXPLORATION STAGE COMPANY WITH LITTLE HISTORY OF OPERATIONS AND WE EXPECT TO INCUR LOSSES FOR THE FORESEEABLE FUTURE.

We are a development and exploration stage company, and have yet to commence active operations. As of December 31, 2011, we have incurred an aggregate net loss of $25,315,398 since our incorporation. We have no prior operating history from which to evaluate our success, or our likelihood of success in operating our business, generating any revenues, or achieving profitability. These operations provide a limited basis for you to assess our ability to commercialize our product candidates and the advisability of investing in our securities. We have generated no revenue to date and there can be no assurance that our plans for exploration or toll milling will be successful, or that we will ever attain significant sales or profitability. Also, toll milling is a new area of business for us, and our management team has little experience in toll milling operations. Although we intend to hire knowledgeable and experienced employees and/or consultants with significant experience in exploration and toll milling operations, there is no guarantee that we will reach profitability in the near future, if at all. As a development and exploration stage company, we are subject to unforeseen costs, expenses, problems and difficulties inherent in new business ventures.

OUR INDEPENDENT AUDITORS HAVE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The financial statements for each of these periods were prepared assuming that we would continue as a going concern. We have had net losses for each of the years ended December 31, 2011 and 2010, and we have an accumulated deficit as of December 31, 2011. In the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we do not expect to generate any significant revenues from operations for the foreseeable future, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital through equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

RISKS RELATED TO THE COMPANY

WE HAVE VERY LIMITED ASSETS.

In April 2011, we transferred all of our rights in our most recent mining operation back to Wits Basin. Furthermore, the recently acquired assets to be used in the development of a toll mining service have not yet been utilized and there can be no guarantee that we will be successful in utilizing these assets going forward. Since we are only performing maintenance activities at the Tonopah location, we do not anticipate having any revenues from this property for the foreseeable future. Additionally, this property, without adequate funding, may never produce any significant revenues.

OUR ASSETS ARE ENCUMBERED UNDER A FORBEARANCE AGREEMENT.

The Tonopah property was subject to an existing $2.5 million first deed of trust which was in default at the time of the Shea Exchange Agreement, which was also assumed in the transaction. As part of the assignment, NJB Mining modified the related note to allow us numerous extensions. As of August 31, 2011, we were still in default under the terms of the note, and therefore entered into a forbearance agreement with NJB, in which NJB agreed to forbear from initiating legal proceedings, including forbearance of the deed of trust and enforcement of its collection remedies. The NJB Forbearance Agreement further provided for additional extensions up through December 9, 2011. On December 9, 2011, Pure Path Capital Management Company purchased the note and the NJB Forbearance Agreement directly from NJB. On December 21, 2011, we entered into an amended and restated forbearance agreement with Pure Path (the “A&R Forbearance”), whereby Pure Path extended the provisions of the NJB Forbearance Agreement. As of December 31, 2011, the principal amount outstanding on the A&R Forbearance is $2,047,728 (plus accrued interest). Pure Path has provided an additional extension to stay any action of the A&R Forbearance until May 31, 2012; such extension was provided without additional consideration. We are still in negotiations with Path Path in order to complete definitive documents to release the A&R Forbearance and structure a new note. If such arrangements are not agreed to, we could lose the Tonopah property and/or be required to issue an additional 5,000,000 shares of our common stock.

OUR MANAGEMENT TEAM MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR BUSINESS STRATEGIES.

If our management team is unable to execute on our business strategies, then our development would be materially and adversely affected. In addition, we may encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by any future growth. In acquiring the toll milling assets pursuant to the Shea Exchange Agreement, we have added a new line of business in which our management team has little experience. We may seek to augment or replace members of our management team or we may lose key members of our management team, and we may not be able to attract new management talent with sufficient skill and experience.

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

RISKS RELATING TO OUR BUSINESS

WE WILL REQUIRE ADDITIONAL FINANCING TO CONTINUE TO FUND OUR TOLL MILLING INTERESTS OR TO ACQUIRE INTERESTS IN OTHER EXPLORATION PROJECTS.

Substantial additional financing will be needed in order to fund the current plan to begin toll milling services or maintain and develop the Tonopah property. Our means of acquiring investment capital is limited to private equity and debt transactions. We have no significant sources of currently available funds to engage in additional development. Without significant additional capital, we will be unable to fund our current property interests or effectuate our current business plan for toll milling and mining services. See “—Risks Relating to Our Financial Condition – We Currently Do Not Have Enough Cash to Fund Operations, Debt Reduction or Potential Acquisitions During 2012.”

OUR PERFORMANCE MAY BE SUBJECT TO FLUCTUATIONS IN MINERAL PRICES.

The profitability of any new exploration projects and toll milling services could be significantly affected by changes in the market price of minerals. Demand for minerals can be influenced by economic conditions and attractiveness as an investment vehicle. Other factors include the level of interest rates, exchange rates and inflation. The aggregate effect of these factors is impossible to predict with accuracy.

In particular, mine production and the willingness of third parties such as central banks to sell or lease gold affects the supply of gold. Worldwide production levels also affect mineral prices. In addition, the price of gold, silver and other precious minerals have on occasion been subject to very rapid short-term changes due to speculative activities.

ESTIMATES REGARDING THE QUANTITY OF PRECIOUS METALS IN OUR TAILINGS OR THE ORE OF OTHERS THAT WE PROCESS ARE SUBJECT TO SIGNIFICANT RISK AND MAY NEGATIVELY AFFECT OUR FINANCIAL RESULTS.

Currently, we have no contracts with other mine owners and we currently do not have any mines of our own, therefore we cannot make any estimates regarding probable reserves in connection with any of these sources of minerals, and any estimates relating to possible reserves are subject to significant risks. We have done initial internal metallurgical testing on some of the source materials at Tonopah, but have not done comprehensive metallurgical testing on all of them. The tonnage and grade of the tailings that we propose to process have not been fully verified. Therefore, we cannot be certain of the level of recovery of valuable metals we can attain in our toll milling operations from the Tonopah mine tailings. Furthermore, we are pursuing contracts with owners of potentially valuable minerals, but we cannot make any estimates regarding probable recovery rates in connection with any of these sources of minerals, and any estimates relating to possible recoveries are subject to significant risks. Therefore, no assurance can be given of the size or grades recovered that are planned to supply our toll milling operations.

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

THE NATURE OF MINERAL EXPLORATION IS INHERENTLY RISKY.

The exploration for and development of mineral deposits involves significant financial risks, which even experience and knowledge may not eliminate, regardless of the amount of careful evaluation applied to the process. Very few properties are ultimately developed into producing mines. Whether a mineral deposit will become commercially viable depends on a number of factors, including:

•	financing costs;
•	proximity to infrastructure;
•	the particular attributes of the deposit, such as its size and grade; and
•	governmental regulations, including regulations relating to prices, taxes, royalties, infrastructure and land use.

The outcome of any of these factors may prevent us from receiving an adequate return on invested capital.

OUR TOLL MILLING OPERATIONS ARE SUBJECT TO ENVIRONMENTAL REGULATIONS AND PERMITTING, WHICH COULD RESULT IN THE INCURRENCE OF ADDITIONAL COSTS AND OPERATIONAL DELAYS.

All phases of our operations are subject to current environmental protection regulation. There is no assurance that future changes in environmental regulation, such as greenhouse gas emissions, carbon footprint and the like, will not adversely affect our project. With respect to our toll milling operations, some of our proposed operations will require additional permits, which could incur additional cost and may delay startup and cash flow. In addition, each toll milling mineral source must be fully permitted for its own operation, a process over which we have no control.

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

U.S. FEDERAL LAWS

Under the U.S. Resource Conservation and Recovery Act, companies such as ours may incur costs for generating, transporting, treating, storing, or disposing of hazardous waste. Our toll milling operations may produce air emissions, including fugitive dust and other air pollutants, from stationary equipment, storage facilities, and the use of mobile sources such as trucks and heavy construction equipment which are subject to review, monitoring and/or control requirements under the Federal Clean Air Act and state air quality laws. Permitting rules may impose limitations on our production levels or create additional capital expenditures in order to comply with the rules.

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

ITEM 2. PROPERTIES

On March 15, 2011, in an effort to enter the precious metal toll milling business, we completed the Shea Exchange Agreement, whereby we acquired the Tonopah property, consisting of land, buildings, mining tailings, a dormant milling facility, abandoned milling equipment and water permits. We currently do not have any mines.

Our corporate office is located at 900 IDS Center, 80 South Eighth Street, Minneapolis, Minnesota 55402-8773, in which we occupy approximately 160 square feet of office space, together with the use of related adjacent common areas, pursuant to a lease agreement that expires May 31, 2012, which requires monthly payments of $1,261. We believe that our current facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock is quoted on the OTCBB under the symbol “SDGR.” As of May 11, 2012, the last closing sale price of our common stock as reported by OTCBB was $0.37 per share. The following table sets forth for the periods indicating the range of high and low closing sale prices of our common stock:

Period	High	Low

Quarter Ended March 31, 2010	$1.65	$1.01
Quarter Ended June 30, 2010	$1.94	$0.70
Quarter Ended September 30, 2010	$1.01	$0.25
Quarter Ended December 31, 2010	$1.05	$0.35

Quarter Ended March 31, 2011	$1.22	$0.30
Quarter Ended June 30, 2011	$1.91	$0.52
Quarter Ended September 30, 2011	$1.25	$0.51
Quarter Ended December 31, 2011	$0.98	$0.22

Quarter Ended March 31, 2012	$0.61	$0.25

The quotations from the OTCBB above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions.

RECORD HOLDERS

As of March 31, 2012, there were approximately 148 record holders of our common stock, excluding shareholders holding securities in “street name.” Based on securities position listings, we believe that there are approximately 55 beneficial holders of our common stock in “street name.”

DIVIDENDS

We have never paid cash dividends on our common stock and have no present intention of doing so in the foreseeable future. Rather, we intend to retain all future earnings to provide for the growth of our Company. Payment of cash dividends in the future, if any, will depend, among other things, upon our future earnings, requirements for capital improvements and financial condition.

RECENT SALES OF UNREGISTERED SECURITIES

In addition to the sales of unregistered securities that we reported in Quarterly Reports on Form 10-Q and Current Reports on Form 8-K during fiscal year ended 2011, we made the following sales of unregistered securities during the quarter ended December 31, 2011:

In October 2011, we issued 500,000 shares of unregistered common stock (valued at $300,000) as consideration for an extension from NJB Mining pursuant to the NJB Forbearance Agreement.

In November 2011, we issued 1,000,000 shares of unregistered common stock (valued at $700,000) as consideration for an extension from NJB Mining pursuant to the NJB Forbearance Agreement.

Sales of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, we believe that these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and rules promulgated thereunder. Based on representations from the above-referenced lender, we have determined that such lender was “accredited investors” (as defined by Rule 501 under the Securities Act) and were acquiring the shares for investment and not distribution, and that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The lender received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements of the Company and notes thereto included elsewhere in this Annual Report. See “Consolidated Financial Statements and Supplementary Data.”

Readers are cautioned that the following discussion contains certain forward-looking statements and should be read in conjunction with the “Special Note Regarding Forward-Looking Statements” appearing at the beginning of this Annual Report.

Standard Gold, Inc. (formerly known as Princeton Acquisitions, Inc.) was incorporated in the State of Colorado on July 10, 1985, as a blind pool or blank check company. On September 29, 2009, we completed a share exchange agreement with Hunter Bates Mining Corporation, a Minnesota corporation (“Hunter Bates”) and certain of its shareholders, in which Hunter Bates’ shareholders exchanged all of their capital securities into similar capital securities of ours (the “Hunter Bates Share Exchange”) and we adopted the business model of Hunter Bates of minerals exploration and mining. Accordingly, the Hunter Bates Share Exchange represented a change in control and Hunter Bates became a wholly owned subsidiary of Standard Gold.

Prior to September 29, 2009, Wits Basin Precious Minerals Inc., a Minnesota corporation and public reporting company quoted on the Pink Sheets under the symbol “WITM” (“Wits Basin”) was the majority shareholder of Hunter Bates. Hunter Bates was formed in April 2008 to acquire the prior producing gold mine properties (consisting of land, buildings, equipment, mining claims and permits) located in Central City, Colorado, known as the “Bates-Hunter Mine.”

On March 15, 2011, we closed a series of transactions, whereby we acquired certain assets of Shea Mining & Milling, LLC (“Shea Mining”), which assets include land, buildings, a dormant milling facility, abandoned milling equipment, water permits, mine tailings, mine dumps and the assignment of a note payable, a lease and a contract agreement with permits. We completed the Shea Exchange Agreement in order to offer toll milling services of precious minerals. Toll milling is a process whereby mined material is crushed and ground into fine particles to ease the extraction of any precious minerals contained therein, such as gold, silver, lead, zinc and copper, and rare earth metals.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2011 COMPARED TO THE YEAR ENDED DECEMBER 31, 2010.

Revenues

We had no revenues from operations for the years December 31, 2011 and 2010. Furthermore, we do not anticipate having any significant future revenues until we have sufficiently funded operations.

Operating Expenses

General and administrative expenses were $10,180,018 for 2011 as compared to $2,463,291 for 2010. Of the $10,180,018 in 2011, we recorded $6,835,006 of compensation expense related to stock options vesting and $690,000 from the termination of an investment agent agreement. We anticipate that future compensation expenses will decrease, but with the addition of tolling milling services, that certain operating expenses will continue to increase for fiscal 2012 as we continue to build the infrastructure to proceed with tolling milling services and possible entrance into other mine properties.

Exploration expenses were $50,501 for 2011 as compared to $356,290 for 2010. Exploration expenses relate to the cash expenditures for our maintenance work at the Bates-Hunter Mine and for due diligence on other gold exploration projects. In 2011, the Company was only maintaining the Bates-Hunter Mine; whereas during 2010, we continued to perform some due diligence on some other possible gold exploration projects. With the transfer of Hunter Bates back to Wits Basin on April 29, 2011, we do not expect to have any exploration expenses until such time as we acquire other mining properties or are able to enter into some type of joint venture with existing mines.

Depreciation and amortization expenses were $29,623 for 2011 as compared to $88,557 for 2010, which primarily represents depreciation of fixed assets for the Bates-Hunter Mine. We transferred the depreciable assets related to the Bates-Hunter Mine back to Wits Basin on April 29, 2011 and will no longer be recording any depreciation expenses specifically related to the Bates-Hunter Mine. Should we acquire other mine properties or begin toll milling services, then we would resume recording depreciation expense.

Other Income and Expenses

Interest Expense

Interest expense for 2011 was $4,134,310 compared to 2010, which was $652,696. The 2011 and 2010 amounts relate to the interest due on the following notes payable: (i) the Cdn$6,750,000 limited recourse promissory note for the Bates-Hunter Mine, which was interest-free until January 1, 2010, and from such date accrued interest at a rate of 6% per annum, (ii) in April 2009, we entered into a 12% Convertible Debenture with Cabo Drilling (America) Inc., in the principal amount of $511,590, (iii) in August 2009, Hunter Bates issued a note payable in favor of Wits Basin (at which time held 100% of the equity interest in Hunter Bates) in the principal amount of $2,500,000 in consideration of various start-up and developments costs and expenses incurred by Wits Basin on its behalf while Hunter Bates and Gregory Gold were consolidated, wholly owned subsidiaries of Wits Basin, (iv) the short-term notes payable, (v) the convertible notes we entered into during 2011 plus the amortization of the value assigned to additional beneficial conversion features and warrants issued, and (vi) the amortization of debt issuance costs.

The significant increases over 2010 amounts relate to items (iv), (v) and (vi) described above. The non-cash interest expense for the year ended December 31, 2011 was $3,608,314 compared to $65,166 for the same period in 2010.

Foreign Currency

With the consummation of the Bates-Hunter Mine acquisition in June 2008, we had been recording direct non-cash foreign currency exchange gains and losses due to our dealings with the limited recourse promissory note, which was payable in Canadian Dollars. We recorded a loss of $329,875 for the year ended December 31, 2011, compared to $329,732 for the same period in 2010, due to the fluctuations in exchange rate between the US Dollar and the Canadian Dollar. With the transfer of the limited recourse promissory note to Wits Basin on April 29, 2011, we should not be recording any gains or losses due to foreign currency exchange rates in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements through the issuance of short-term convertible debt during 2011 and through private placements of our equities and advances from Wits Basin during 2010. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had a working capital deficit of $6,589,228 at December 31, 2011. Cash and cash equivalents were $620 at December 31, 2011, representing an increase of $466 from the cash and cash equivalents of $154 at December 31, 2010.

Our cash reserves will not be sufficient to meet our operational needs and thus, we need to raise additional capital to pay for our operational expenses and provide for capital expenditures. Our basic operational expenses are estimated at approximately $35,000 per month and we continue to have debt service commitments, which includes $2,047,728 (plus accrued interest) due to Pure Path under the A&R Forbearance Agreement and $2,574,689 (plus accrued interest) if none of the convertible note holders do not convert any portion of their notes payable. Above the basic operational expenses, we estimate that we need approximately $1,200,000 to begin limited tolling operations at a new facility located in Clark County, Nevada. If we are not able to raise additional working capital, we may have to cease operations altogether.

For the years ended December 31, 2011 and 2010, we had net cash used in operating activities of $1,480,170 and $684,935, respectively. The increase in 2011 is due primarily from the cash being expended to build a base of operations in Nevada.

For the years ended December 31, 2011 and 2010, we had net cash used in investing activities of $1,062,014 and $0, respectively. The increase in 2011 is due to the funds required to enter into the Shea Exchange Agreement.

For the years ended December 31, 2011 and 2010, we had net cash provided by financing activities of $2,542,650 and $234,202, respectively. During 2011, we issued six-month convertible promissory notes resulting in gross cash proceeds of $2,482,500 and received cash proceeds of $101,139 from the sale and exercise of stock options and warrants. During 2010: (i) we issued 66,000 shares of our unregistered common stock through private placements with warrants, generating cash of $25,883 (ii) we entered into eight short-term notes payable, resulting in cash proceeds of $136,000 and (iii) Wits Basin provided us operating funds of $72,319 in 2010.

The following table summarizes our debt as of December 31, 2011:

Outstanding Amount		Interest Rate		Unamortized Discounts	Accrued Interest	Maturity Date	Type
$25,000	(1)	5%		$—	$1,664	November 30, 2010	Conventional
$2,047,728	(2)	12.5	%(3)	$—	$15,428	February 8, 2012 (4)	Conventional
$2,300,973	(5)	6%		$273,716	$102,552	(6)	Convertible

(1)	Promissory note issued on September 7, 2010, to Stephen Flechner, our President at the time, currently past due, original terms apply in the default period.
(2)	Represents the outstanding balance of the original note payable to NJB Mining Inc. that was purchased directly by Pure Path Capital Management (for the assets located in Tonopah).
(3)	The stated interest rate is 7.5%, but since the note was not paid in full by August 25, 2010, then the rate increased to 12.5% (an additional 5% default rate was added).
(4)	This is the date referenced in the A&R Forbearance Agreement now owned by Pure Path, extended until May 31, 2012.
(5)	Beginning in January 2011, we entered into various six-month convertible promissory notes convertible at a price of $0.50 per share and issued a two-year stock purchase warrant with an exercise price of $0.50 per share at a rate of two (2) warrants per $1 of note.

(6)	The convertible promissory notes begin maturing on July 5, 2011 through February 29, 2012. Certain of these convertible notes are currently past due and original terms apply in the default period.

Summary

Our existing sources of liquidity will not provide cash to fund operations and make the required payments on our debt service for the next twelve months. Our ability to continue as a going concern is dependent entirely on raising funds through the sale of equity or debt. We will continue our attempt to raise additional capital. Some of the possibilities available to us are through private equity transactions, to develop a credit facility with a lender or the exercise of options and warrants. However, such additional capital may not be available to us at acceptable terms or at all. In the event that we are unable to obtain additional capital, we would be forced to cease operations altogether.

Off-Balance Sheet Arrangements

During the year ended December 31, 2011, we did not engage in any off balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company, the accompanying notes and the report of independent registered public accounting firm are included as part of this Annual Report on Form 10-K beginning on page F-1, which follows the signature page.

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

Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were not effective as of December 31, 2011, because of the identification of the material weaknesses in internal control over financial reporting described below. Notwithstanding the material weaknesses that existed as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer have each concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”). We are currently taking steps to remediate such material weaknesses as described below.

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

As a result of our continued material weaknesses described below, management has concluded that, as of December 31, 2011, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment, management identified the following control deficiencies, which were previously identified, that still represent material weaknesses at December 31, 2011:

•	The Company, at times, enters into material transactions without timely obtaining the appropriate signed agreements, stock certificates and board approval prior to releasing cash funds called for by the transaction. There were no formal policy changes made in 2011 because no similar transactions were encountered during 2010. Management believes the approval process currently in place is sufficient to alleviate any misappropriation of funds and will change procedures if and when circumstances indicate they are needed.
•	Management did not design and maintain effective control relating to the quarter end closing and financial reporting process due to lack of evidence of review surrounding various account reconciliations and properly evidenced journal entries. Due to the Company’s limited resources, the Company has insufficient personnel resources and technical accounting and reporting expertise to properly address all of the accounting matters inherent in the Company’s financial transactions. Additionally, the Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process. Management continues to search for additional board members that are independent and can add financial expertise, in an effort to remediate part of this material weakness.
•	The Company’s small size and “one-person” office prohibits the segregation of duties and the timely review of financial data and banking information. The Company has very limited review procedures in place. This material weakness, previously identified, was not corrected during 2011. Management plans to establish a more formal review process by the board members in an effort to reduce the risk of fraud and financial misstatements.

We are in the process of establishing certain steps in response to the identification of these material weaknesses that should result in certain changes in our internal control over financial reporting, but due to the Company’s limited funds and inability to add certain staff personnel, the changes may be limited and may also not be completely effective. There were no additional material weaknesses noted during the quarter ended December 31, 2011.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2011, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names of all directors and executive officers of the Company, their respective ages and all positions and offices with the Company held by each person as of April 30, 2012:

Name	Age	Positions with the Company

Sharon L. Ullman	65	Chief Executive Officer and Director
Mark Dacko	60	Chief Financial Officer and Secretary
Clyde L. Smith	75	Director
Alfred A. Rapetti	65	Director
Blair C. Mielke	45	Director

Sharon L. Ullman was appointed to our board of directors on March 18, 2011, in connection with the Shea Exchange Agreement. Effective December 16, 2011, Ms. Ullman was appointed to serve as the Company’s interim Chief Executive Officer and Executive Chairperson of the Board. Since June, 2010, Ms. Ullman has served as the Managing Member of Afignis, LLC, a company engaged in the development of mining, natural resource and agricultural opportunities in emerging markets.  Afignis holds approximately 39% of our outstanding common stock.  Ms. Ullman has also served as the founder and CEO of S. L. Ullman & Associates, Inc., a private consulting firm active in philanthropic activities and government relations, since 2007.  She attended CCNY/Baruch College.

Mark Dacko has served as our Chief Financial Officer since our inception in April 2008. Mr. Dacko served as a director from April 2008 until September 29, 2009. Mr. Dacko also serves as Chief Financial Officer and Secretary of Wits Basin (a company that owns 100% of the Company’s Series A Preferred Stock), since March 2003. Mr. Dacko also served as Wits Basin’s Controller from February 2001 to March 2003 and as a board member from June 2003 until April 2008.

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

Alfred A. Rapetti was appointed to our board of directors on September 14, 2010 and was appointed as our Chief Executive Officer on January 21, 2011. Effective December 16, 2011, Mr. Rapetti resigned as the Company’s Chief Executive Officer and President, but remained as a member of the Board. Mr. Rapetti has over 40 years of experience in investment banking, merchant banking, venture capital and serial entrepreneurship. From 2007 through 2010, Mr. Rapetti was an independent consultant. From 2005 through 2006, Mr. Rapetti was the executive vice-chairman and owner of Avantair, Inc. From 1995 through 2004, Mr. Rapetti was with Stamford Capital Group, Inc., acquiring over $6 billion of companies over a nine year period involving some 225 transactions including Great Dane Holdings, Falcon Building Products, Sithe Energies and Clark-Sweibel. Individually as an entrepreneur, Mr. Rapetti created/owned a major leasing company in addition to starting/running the largest nuclear safety firm in the world servicing 14 U.S. nuclear utilities and four foreign governments. Mr. Rapetti has a B.S. in nuclear engineering and marine engineering from SUNY Maritime College and M.S. in nuclear engineering from New York University.

Blair C. Mielke was appointed to our board of directors on August 24, 2011. Mr. Mielke has over 25 years of experience in insurance, securities, and in the investment arena. He is President, Chief Executive Officer and a Director of Harvest Holding Company LLC which he formed and has held these positions since its predecessor’s inception in 1995. Mr. Mielke is also a Managing Member of Midwest Investment Partners LLC. Midwest holds the voting rights of some 17,500,000 shares of our common stock until such time as the shares are sold in the public markets in accordance with all applicable Federal and state securities laws.

There is no family relationship between any director and executive officer of the Company.

CODE OF ETHICS

We have not yet adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and persons performing similar functions, and Standard Gold also did not have a Code of Ethics in place at the time of the Share Exchange Agreement. The current board of directors anticipates putting a Code of Ethics into effect during the fiscal year 2012.

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

AUDIT COMMITTEE, COMPENSATION COMMITTEE AND FINANCIAL EXPERT

The Company does have a formal audit committee, but currently does not have a financial expert; therefore the entire Board of Directors as a group acts in the capacity as the audit committee. There was one audit committee meeting held during 2011. Financial information relating to quarterly reports was disseminated to all board members for review. The audited financial statements for the years ended December 31, 2011 and 2010 were provided to each member of the board in which any concerns by the members were directed to management and the auditors.

The Company has a compensation committee comprised of Ms. Ullman and Mr. Mielke. There was one compensation committee meeting held during 2011.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation of each name executive for the fiscal years ended December 31, 2011 and 2010 awarded to or earned by (i) each individual serving as our principal executive officer and principal financial officer of the Company and (ii) each individual that served as an executive officer of the Company at the end of such fiscal years who received compensation in excess of $100,000.

	Annual Compensation
					Option	All Other
Name and Principal Position	Year	Salary		Bonus	Awards (1)	Compensation		Total ($)

Chief Executive Officer (2)
Sharon L. Ullman	2011	$—		$—	$—	$—		$—
	2010	$—		$—	$—	$—		$—

Chief Executive Officer (3)
Alfred A. Rapetti	2011	$270,967	(4)	$—	$2,250,000	$38,400		$2,559,367
	2010	$—		$—	$—	$—		$—

Chief Executive Officer (5)
Stephen D. King	2011	$—		$—	$1,750,000	$—		$1,750,000
	2010	$—		$—	$712,000	$—		$712,000

President
Stephen E. Flechner (6)	2011	$—		$—	$375,000	$170,000	(7)	$545,000
	2010	$90,000	(8)	$—	$712,000	$30,000	(9)	$832,000

Chief Financial Officer
Mark Dacko	2011	$141,750	(10)	$—	$250,000	$—		$391,750
	2010	$60,000	(11)	$—	$—	$—		$60,000

(1)	The amounts shown are the aggregate grant date fair values of these awards computed in accordance with Financial Accounting Standards Board (“FASB”) guidance now codified as Accounting Standards Codification (“ASC”) FASB ASC Topic 718, “Stock Compensation” (formerly under FASB Statement No. 123(R)).
(2)	Effective December 16, 2011 and concurrent with the resignation of Mr. Rapetti, Ms. Ullman was appointed the Interim Chief Executive Officer, for which she collects no compensation.
(3)	Effective January 21, 2011, Mr. Rapetti was appointed our Chief Executive Officer at which time the Board authorized him a $25,000 per month salary. Pursuant to the formal employment agreement with Mr. Rapetti, effective May 19, 2011, he was to receive $25,000 per month, $1,000 for health care benefits and $3,800 per month for living accommodations. Effective December 16, 2011, Mr. Rapetti resigned as our Chief Executive Officer.
(4)	Mr. Rapetti was paid only $25,000 of his salary; the balance has been accrued.
(5)	Stephen D. King served as our Chief Executive Officer until January 21, 2011. Mr. King serves as the Chief Executive Officer for Wits Basin and is compensated by Wits Basin for his services to Wits Basin in such capacity and has an employment agreement with Wits Basin.
(6)	On April 1, 2010, the Company entered into an employment agreement with Mr. Flechner, to serve as its President.
(7)	On June 1, 2011, the Company entered into a formal separation agreement and in exchange for Mr. Flechner’s resignation and release of claims, he was issued 50,000 shares of the Company’s unregistered common stock.
(8)	Pursuant to an employment agreement with Mr. Flechner, effective April 1, 2010, he was to receive $10,000 per month, of which he only received $30,000 in 2010. On June 1, 2011, Mr. Flechner resigned as an employee of the Company and entered into a full release of any claims he had against the Company as described in the section to follow of Executive Employment Agreements.
(9)	During the months of January 2010 through March 2010 (prior to his appointment as President), Mr. Flechner provided services to the Company on an outside consulting basis, and in consideration was paid an aggregate of $30,000 in the form of consulting fees.
(10)	Mr. Dacko, effective with his May 19, 2011 employment agreement is to receive $12,000 per month; there remains a balance of $147,750 as of December 31, 2011, to be paid and has been accrued and is expected to be paid upon the Company securing sufficient funds.
(11)	Mr. Dacko was to receive $5,000 per month, he did not receive any cash payments during 2010; the balance was accrued. Mr. Dacko serves as the Chief Financial Officer for Wits Basin and has an employment agreement with Wits Basin and was paid $11,250 during fiscal 2011 by Wits Basin.

Standard Gold had a verbal agreement with Wits Basin, whereby Wits Basin provided certain general and administrative services. A portion of these costs were allocated to Standard Gold and then reimbursed to Wits Basin. Total charges to operations amounted to $0 and $80,290 for the years ended December 31, 2011 and 2010, respectively.

EXECUTIVE EMPLOYMENT AGREEMENTS

On April 1, 2010, we entered into an employment agreement with Mr. Flechner, to serve as our President. The term of the agreement was for a period of one year, with automatic one-year renewals, subject to either party’s right to terminate upon 30-day written notice. Mr. Flechner was entitled to a base salary of $10,000 per month, and was eligible for an annual bonus. In the event Mr. Flechner is terminated by the Company for any reason other than death or for “Cause” (as defined in the agreement), he was entitled to receive his accrued and unpaid compensation to the time of the termination plus a severance payment of $60,000. The agreement includes standard confidentiality provisions, as well as a one-year non-solicitation provision and a one-year non-competition provision. Pursuant to the agreement, the Company and Mr. Flechner also entered into a stock option agreement, whereby the Company issued Mr. Flechner a ten-year option to purchase 800,000 shares of the Company’s common stock at an exercise price of $0.90 per share, which was the closing price of the Company’s common stock on April 1, 2010. The option is subject to the terms of the 2010 Stock Incentive Plan, as amended, and vests in three equal annual installments, with the first tranche vesting on April 1, 2010. The vesting of the remaining two installments would accelerate upon the occurrence of a Change of Control, which occurred on March 15, 2011 pursuant to the Shea Exchange Agreement. On May 19, 2011, the Company reported on a Current Report on Form 8-K that Mr. Flechner had agreed to resign from the office of President. On June 1, 2011, pursuant to the recommendation of the Compensation Committee of the Company’s Board of Directors, the Company entered into a formal separation agreement with Mr. Flechner, whereby the Company made certain promises of cash payments, stock grants and amendments of Mr. Flechner’s employee stock option agreements in exchange for Mr. Flechner’s resignation as an employee of the Company and a full release of any claims he had against the Company. Mr. Flechner’s separation agreement provided for the following: (i) issuance to Mr. Flechner of 50,000 shares of the Company’s unregistered common stock; (ii) amendments of the expiration terms of his two employee stock option agreements, such that, Mr. Flechner has until June 1, 2014 to exercise on an aggregate of 1,550,000 options; and (iii) amendment of a February 18, 2011 Lock-Up Agreement with the Company regarding his options, which allows Mr. Flechner to sell up to 5,000 shares on any given day until such sales equal $200,000, after which time the original terms of the Lock-Up Agreement resume.

On May 19, 2011, pursuant to the recommendation of the Board of Directors Compensation Committee, the Company entered into an employment agreement (the “Rapetti Agreement”) with the Company’s Chief Executive Officer, Alfred A. Rapetti, pursuant to which Mr. Rapetti agreed to continue serving as the Company’s Chief Executive Officer. The Rapetti Agreement provided for a one-year term with automatic one-year renewals (unless notification of non-renewal is provided within 90 days of the end of any current term), an annual base salary of $300,000, and an annual bonus of up to 150% of Mr. Rapetti’s base salary, as determined by the Compensation Committee in its sole discretion. The Rapetti Agreement also provided for a monthly housing allowance of $3,800, a monthly health insurance allowance of $1,000 and other customary employee benefits. In the event Mr. Rapetti is terminated without cause, resigns for good reason, is terminated in connection with a change of control transaction, or the Company declines to renew the term of the agreement, the Rapetti Agreement provides that Mr. Rapetti will receive his accrued but unpaid salary and benefits through the date of termination, a payment equal to six (6) months of base salary, and payment of health benefits for six (6) months. If Mr. Rapetti voluntarily resigns or is terminated for cause, he is only entitled to receive his accrued salary and benefits through the date of termination. On December 16, 2011, Mr. Rapetti resigned as the Chief Executive Officer and President, but remains a member of the Board. No formal separation agreement has been entered into as of the date of this Report.

On May 19, 2011, pursuant to the recommendation of the Board’s Compensation Committee, the Company entered into an employment agreement (the “Dacko Agreement”) with the Company’s Chief Financial Officer and Secretary, Mark Dacko, pursuant to which Mr. Dacko agreed to continue serving as the Company’s Chief Financial Officer and Secretary. The Dacko Agreement provides for a two-year term with automatic one-year renewals (unless notification of non-renewal is provided within 30 days of the end of any current term), an annual base salary of $144,000, semi-annual bonuses as determined by the Compensation Committee in its sole discretion, and standard employee benefits. The Dacko Agreement also provides that upon any termination of the agreement, Mr. Dacko will have the right to exercise his option, granted to him on January 21, 2011, to purchase up to 500,000 shares of the Company’s common stock, for a period of one (1) year after the date of such termination. In the event Mr. Dacko is terminated without cause, or if he is terminated or resigns within six (6) months of the closing of a change of control transaction, the Dacko Agreement provides that Mr. Dacko will continue to receive his base salary, paid pursuant to the Company’s normal payroll practices, for a period of nine (9) months after the date of termination.

Except as reported above, we have not entered into any severance or change of control provisions with any of our executive officers.

OUTSTANDING EQUITY AWARDS TABLE

No options were exercised by our named executive officers during the year ended December 31, 2011. The following table sets forth information of outstanding option awards held by named executive officers as of December 31, 2011.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Sharon L. Ullman	—	—	—	—	—
Mark Dacko	500,000	—	—	$0.51	01/21/21

DIRECTOR COMPENSATION

Members of our board who are also employees of ours receive no compensation for their services as directors. Non-employee directors are reimbursed for all reasonable and necessary costs and expenses incurred in connection with their duties as directors. In addition, we issue options to our directors as determined from time to time by the Board.

In consideration of Messrs. Rapetti and Birnbaum serving on the board, effective September 14, 2010, we issued to each 100,000 shares of our common stock (with a fair value of $51,000) and granted each a ten-year stock option to purchase up to 400,000 shares of our common stock at an exercise price of $0.59 per share, the average of the prior 30 trading days closing sale prices of our common stock. The options vested in equal annual installments of 200,000 shares each over two years, with the first installments vesting September 14, 2011. On March 15, 2011, with the closing of the Shea Exchange Agreement a “change of control” event was deemed to have occurred and all previously granted stock options vested in full.

In January 2011, Dr. Smith was issued 750,000 options for his prior and proposed future services to the Company with a fair value of $375,000. The options vested in equal annual installments of 250,000 shares each over three years. On March 15, 2011, with the closing of the Shea Exchange Agreement a “change of control” event was deemed to have occurred and all previously granted stock options vested in full.

Donald Stoica was appointed to our board of directors on October 13, 2009 and served until March 15, 2011. On October 18, 2010, in consideration of Mr. Stoica’s serving on the board, we issued Mr. Stoica 100,000 shares of our common stock (with a fair value of $65,000) and awarded a ten-year option to purchase up to 400,000 shares of our common stock at an exercise price of $0.72 per share, the average of the prior 30 trading days closing sale prices of our common stock. The options vested in equal annual installments of 200,000 shares each over two years, with the first installments vesting October 18, 2011. On March 15, 2011, with the closing of the Shea Exchange Agreement a “change of control” event was deemed to have occurred and all previously granted stock options vested in full.

The following table sets forth the compensation earned by each of our directors, who is not a named executive, for the years ended December 31, 2011 and 2010:

Name	Year	Option Awards (1)	Fees Earned or Paid in Cash	All Other Compensation		Total
Clyde Smith	2011	$375,000	$—	$—		$375,000
	2010	$—	$—	$—		$—

Alfred A. Rapetti(2)	2011	$—	$—	$—		$—
	2010	$236,000	$—	$51,000	(3)	$287,000

Blair Mielke	2011	$—	$—	$—		$—
	2010	$—	$—	$—		$—

Manfred Birnbaum(4)	2011	$562,000	$—	$—		$562,000
	2010	$236,000	$—	$51,000	(3)	$287,000

Donald Stoica	2011	$—	$—	$—		$—
	2010	$284,000	$—	$65,000	(5)	$349,000

(1)	Amount reflects the aggregate grant date fair value for stock option awards granted during the applicable year computed in accordance with FASB ASC Topic 718. The Company calculates fair value in accordance with the assumptions identified in Note 10 to our consolidated financial statements for the year ended December 31, 2011 included elsewhere in this Annual Report.
(2)	Mr. Rapetti was a non-employee director from September 14, 2010 until January 21, 2011 and then again after December 16, 2011.
(3)	Amount reflects the fair value of 100,000 shares of common stock issued on September 14, 2010.
(4)	Mr. Birnbaum resigned from the Board effective February 11, 2012.
(5)	Amount reflects the fair value of 100,000 shares of common stock issued on October 18, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following information sets forth the number and percentage of shares of the Company’s common stock owned beneficially, as of May 11, 2012, by any person, who is known to the Company to be the beneficial owner of five percent or more of the Company’s common stock, and, in addition, by each director and each executive officer of the Company, and by all directors and executive officers as a group.

Information as to beneficial ownership is based upon statements furnished to the Company by such persons.

Name and Address	Amount of Beneficial Ownership (1)	Percentage of Class

Sharon L. Ullman	17,500,000 (2)	39.9
80 South 8th Street, Suite 900
Minneapolis, MN 55402

Blair Mielke	17,500,000 (3)	39.9
80 South 8th Street, Suite 900
Minneapolis, MN 55402

Clyde Smith	750,000 (4)	1.7
80 South 8th Street, Suite 900
Minneapolis, MN 55402

Alfred A. Rapetti	500,000 (5)	1.1
80 South 8th Street, Suite 900
Minneapolis, MN 55402

Mark Dacko	500,000 (6)	1.1
80 South 8th Street, Suite 900
Minneapolis, MN 55402

All directors and officers as a group (5 persons)	36,750,000	80.8

Afignis, LLC	17,500,000 (7)	39.9
1712 Pioneer, Suite 769
Cheyenne, WY 82001

Midwest Investment Partners LLC	8,500,000 (3)	19.4
618 North Burkhardt Road
Evansville, IN 47715

Irwin Gross	5,748,586 (8)	11.8
800 S. Ocean Blvd., Apt L1
Boca Raton, FL 33432

Deborah King	3,459,335 (6)	7.3
450 Glenmont Court
Dunwoody, GA 30350

Chris Boll	2,600,001 (9)	5.9
216 Starlight Lane
Royse City, TX 75189

NJB Mining, Inc.	2,305,556 (10)	5.3
10751 N. Frank Lloyd Wright, #101
Scottsdale, AZ 85259

(1)	Except as otherwise indicated, each person possesses sole voting and investment power with respect to the shares shown as beneficially owned.
(2)	These shares are held in the name of Afignis, LLC of which Ms. Ullman is the Managing Manager.
(3)	Of the 17,500,000 shares, 8,500,000 shares are held in the name of Midwest Investment Partners LLC of which Mr. Mielke is the Managing Member and Mr. Mielke holds the voting rights only of the remaining 9,000,000 shares until such time as the shares are sold in the public markets in accordance with all applicable Federal and state securities laws.
(4)	Includes 740,000 shares issuable upon the exercise of options that are currently exercisable.
(5)	Includes 400,000 shares issuable upon the exercise of options that are currently exercisable.
(6)	Represents shares issuable upon the exercise of options that are currently exercisable.
(7)	Sharon L. Ullman, our Chief Executive Officer and a member of our Board, is the Managing Member of Afignis, LLC.
(8)	Represents (i) 180,000 shares of common stock and warrants to purchase 180,000 shares of common stock held by Irwin Gross IRA, of which Mr. Gross is the trustee, (ii) 160,000 shares of common stock and warrants to purchase 101,500 shares of common stock held by 1995 Gross Family Charitable Remainder Unit Trust, of which Mr. Gross is the trustee, (iii) 131,900 shares of common stock and warrants to purchase 160,000 shares of common stock held by Premier Partners Investments, LLLP, of which Mr. Gross is the managing partner, and (iv) warrants to purchase 341,878 shares of common stock with an exercise price of $0.50 and a warrant to purchase 4,000,000 shares of common stock (with a limitation that the holder may not exercise all or any portion of the warrant, such that any exercise would cause the holder and its affiliates to be a beneficial owner by exceeding 9.99%) with an exercise price of $0.60 per share held by Mr. Gross.
(9)	Received shares pursuant to the Shea Exchange Agreement of which 600,001 shares are held in the name of Leslie Lucas Partners, LLC, of which Mr. Boll is a member.
(10)	Received shares as consideration for extensions pursuant to the assignment of the original $2.5 million note payable and the NJB Forbearance Agreement on the Tonopah property.

EQUITY COMPENSATION

The following table sets forth certain information regarding equity compensation plan information as of December 31, 2011:

Number of securities
remaining available for
future issuance under
equity compensation
	Number of securities to	Weighted-average	plans (excluding
	be issued upon exercise	exercise price of	securities reflected in
Plan category	of outstanding options	outstanding options	column (a))
	(a)		(b)
Equity compensation
plans approved by
security holders	—	—	—

Equity compensation
plans not approved by
security holders	15,638,335	$0.62	1,000,000
Total	15,638,335	$0.62	1,000,000

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following describes certain relationships and related transactions that we have with persons deemed to be affiliates of ours. We believe that each of the transactions described below were on terms at least as favorable to our Company as we would have expected to negotiate with unaffiliated third parties.

Wits Basin Precious Minerals Inc.

Wits Basin provided certain general and administrative services (primarily management salaries and rent) for the Company. A portion of these costs were allocated to Standard Gold and then reimbursed to Wits Basin. Total charges to operations amounted to $0 and $80,290 for the years ended December 31, 2011 and 2010, respectively.

Pursuant to the Shea Exchange Agreement, on March 15, 2011, Wits Basin exchanged 19,713,544 shares of our common stock held by it for 10 million shares of our Series A Preferred Stock. The Series A Preferred Stock has a liquidation preference of $10 million, payable only upon certain liquidity events or upon achievement of a market value of our equity equaling $200 million or more. Additional details regarding the Series A Preferred Stock can be found in our Second Amended and Restated Articles of Incorporation, which were filed with the Colorado Secretary of State on March 15, 2011. Additionally, we obtained the right to transfer our entire interest and related debt of the Bates-Hunter Mine, at any time prior to June 13, 2011, to Wits Basin in exchange for the cancellation of a promissory note issued by Hunter Bates payable in favor of Wits Basin in the approximate amount of $2.5 million.

Afignis, LLC

Pursuant to the Shea Exchange Agreement on March 15, 2011, by and between us, Shea Mining, Afignis, LLC, Leslie Lucas Partners, LLC, Wits Basin and Alfred A. Rapetti, we acquired certain assets from Shea Mining in exchange for 35,000,000 shares of our unregistered shares. Those shares were issued equally to the Shea Mining members of Afignis, LLC and Leslie Lucas Partners, LLC. Sharon Ullman, our Interim Chief Executive Officer and a member of our Board, is the Managing Member of Afignis.

Midwest Investment Partners LLC

Blair Mielke, a member of our Board, is also a Managing Member of Midwest Investment Partners LLC (“Midwest”). Midwest holds the voting rights of the 17,500,000 Leslie Lucas Partners, LLC shares of our common stock until such time as the shares are sold in the public markets in accordance with all applicable Federal and state securities laws.

DIRECTOR INDEPENDENCE

In determining whether the members of our Board are independent, we have elected to use the definition of “independence” set forth by Section 121 of the Listing Standards for the American Stock Exchange (“AMEX”), although we are not currently listed on AMEX, whereby a majority of the members of a listed company’s board of directors must qualify as “independent” as determined by the board. Consistent with these considerations, and after review of all relevant transactions or relationships between each director, or any of his family members, and Standard Gold, Inc., its senior management, the Board has determined that none of its members are currently independent within the meaning of the applicable listing standard of AMEX.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Board of Directors ratified the engagement of Moquist Thorvilson Kaufmann & Pieper LLC (formerly known as Moquist Thorvilson Kaufmann Kennedy & Pieper LLC) (“MTK”) to audit our financial statements for the year ended December 31, 2010 and again ratified the engagement of MTK to audit our consolidated financial statements for the year ended December 31, 2011.

AUDIT FEES:

The aggregate fees billed for professional services rendered by MTK for the audit of the Company's annual consolidated financial statements and review of consolidated financial statements included in the Company's Form 10-K and 10-Q for 2011 and 2010, and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was $95,000 for the year ended December 31, 2011 and $44,000 for the year ended December 31, 2010.

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

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

At present, we do not have an audit committee, but rather our entire Board of Directors performs the functions of the audit committee. Our Board approves each engagement for audit or non-audit services before we engage our independent auditor to provide those services. The Board has not established any pre-approval policies or procedures that would allow our management to engage our independent auditor to provide any specified services with only an obligation to notify the audit committee of the engagement for those services. None of the services provided by our independent auditors for fiscal 2011 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report on Form 10-K, or are incorporated herein by reference.

Exhibit	Description
2.1	Share Exchange Agreement dated September 11, 2009 by and among Princeton Acquisitions, Inc., Hunter Bates Mining Corporation and the shareholders of Hunter Bates Mining Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 5, 2009).
3.1	Second Amended and Restated Articles of Incorporation, effective March 15, 2011, (incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
3.2	Amended and Restated By-Laws effective January 12, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 13, 2010).
4.1	Limited Recourse Promissory Note of Hunter Bates Mining Corp issued in favor of George E. Otten (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 5, 2009).
4.2	Deed of Trust and Security Agreement of Hunter Bates Mining Corp issued in favor of Gilpin County Public Trustee (incorporated by reference to Exhibit 4.2 to Form 10-K for the year ended December 31, 2009 (File No. 000-14319)).
4.3	Security Agreement dated February 11, 2008 by and among Wits Basin Precious Minerals Inc., Gregory Gold Producers Inc. and China Gold, LLC (as successor in interest to Platinum Long Term Growth V, LLC) (incorporated by reference to Exhibit 4.3 to Form 10-K for the year ended December 31, 2009 (File No. 000-14319)).
4.4	Joinder of Hunter Bates Mining Corporation to Security Agreement dated February 11, 2008 in favor of China Gold, LLC (as successor in interest to Platinum Long Term Growth V, LLC) (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on October 5, 2009).

4.5	Amended and Restated Guaranty of Gregory Gold Producers, Inc. and Hunter Bates Mining Corporation dated July 10, 2008 in favor of China Gold, LLC (as a successor-in-interest to Platinum Long Term Growth V, LLC) (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on October 5, 2009).
4.6	Deed of Trust to Public Trustee, Mortgage, Security Agreement, Assignment of Production and Proceeds, Financing Statement and Fixture Filing issued in favor of Gilpin County Public Trustee for benefit of Cabo Drilling (America), Inc. dated April 27, 2009 (incorporated by reference to Exhibit 4.6 to Form 10-K for the year ended December 31, 2009 (File No. 000-14319)).
4.7	Deed of Trust and Security Agreement of Hunter Bates Mining Corp issued in favor of Gilpin County Public Trustee for benefit of China Gold, LLC (as successor-in-interest to Platinum Long Term Growth V, LLC) (incorporated by reference to Exhibit 4.7 to Form 10-K for the year ended December 31, 2009 (File No. 000-14319)).
4.8	Promissory Note issued in favor of Wits Basin Precious Minerals Inc. (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on October 5, 2009).
4.9	Summary of terms of warrants issued to certain consultants (incorporated by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed on October 5, 2009).
4.10	Form of Warrant issued in connection with Hunter Bates private placement offering completed September 29, 2009 (incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K filed on October 5, 2009).
10.1	Asset Purchase Agreement by and among the Company and Hunter Gold Mining Corporation, a British Columbia corporation, Hunter Gold Mining Inc., a Colorado corporation, Central City Consolidated Mining Corp., a Colorado corporation and George Otten, a resident of Colorado, dated September 20, 2006 (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended December 31, 2009 (File No. 000-14319)).
10.2	Fourth Amendment to Asset Purchase Agreement dated January 14, 2008 by and among the Company, Central City Mining Corp., George Otten, Hunter Gold Mining Corp. and Hunter Gold Mining Inc (incorporated by reference to Exhibit 10.2 to Form 10-K for the year ended December 31, 2009 (File No. 000-14319)).
10.3	Fifth Amendment to Asset Purchase Agreement by and among the Company, Hunter Gold Mining Corp, Hunter Gold Mining Inc., George E. Otten and Central City Consolidated, Corp. d/b/a Central City Consolidated Mining Co. dated June 9, 2008 (incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended December 31, 2009 (File No. 000-14319)).
10.4	Security Agreement by and between Wits Basin Precious Minerals Inc, Hunter Bates Mining Corporation, Gregory Gold Producers, Inc and Kenglo One Ltd. in the principal amount of $5,000,000, dated December 14, 2009, (incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.5	Employment Agreement with Stephen E. Flechner dated April 1, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 5, 2010).
10.6	Stock Option Agreement with Stephen E. Flechner dated April 1, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 5, 2010).
10.7	Stock Option Agreement with Deborah King dated April 1, 2010 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 5, 2010).
10.8	Option Agreement between the Company and US American Exploration Inc, dated September 7, 2010, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on September 17, 2010).
10.9	Promissory Note of the Company, dated September 7, 2010, in the principal amount of $25,000 issued in favor of Stephen Flechner (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on September 17, 2010).
10.10	Promissory Note of the Company, dated September 7, 2010, in the principal amount of $50,000 issued in favor of Irwin Gross (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed on September 17, 2010).

10.11	Guaranty & NSR of Stephen D. King, dated September 7, 2010, (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A filed on September 17, 2010).
10.12	2010 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2011).
10.13	Exchange Agreement, dated March 15, 2011, by and between the Company, Shea Mining & Milling, LLC, Afignis, LLC, Leslie Lucas Partners, LLC, Wits Basin Precious Minerals Inc. and Alfred A. Rapetti, (incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.14	Assignment and Assumption of Loan Documents and Loan Modification Agreement, dated March 15, 2011, by and between the Company, Shea Mining & Milling, LLC and NJB Mining, Inc, (incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.15	Term Loan Agreement, dated August 25, 2009, by and between Shea Mining & Milling, LLC and NJB Mining, Inc (assumed by the Company on March 15, 2011), (incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.16	Promissory Note, dated August 25, 2009, issued by Shea Mining & Milling, LLC to NJB Mining, Inc (assumed by the Company on March 15, 2011), (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.17	Deed of Trust and Security Agreement with Assignment of Rents and Fixture Filing, dated August 21, 2009, executed by Shea Mining & Milling, LLC in favor of NJB Mining, Inc (assumed by the Company on March 15, 2011), (incorporated by reference to Exhibit 10.17 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.18	Assignment of Lease and Rents, dated August 21, 2009, executed by Shea Mining & Milling, LLC in favor of NJB Mining, Inc (assumed by the Company on March 15, 2011), (incorporated by reference to Exhibit 10.18 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.19	Environmental Indemnity, dated August 25, 2009, by and between Shea Mining & Milling, LLC and NJB Mining, Inc (assumed by the Company on March 15, 2011), (incorporated by reference to Exhibit 10.19 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.20	Lease Agreement, dated April 6, 2010, by and between Father Gregory Ofiesh, Mary Jane Ofiesh and Shea Mining (assumed by the Company on March 15, 2011), (incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.21	First Amendment to Lease Agreement and Contract Agreement, effective as of March 15, 2010, by and between Father Gregory Ofiesh, Mary Jane Ofiesh, the Company and Liberty Processing, LLC, (incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.22	Employment Agreement with Alfred A. Rapetti dated May 19, 2011), (incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended March 31, 2011 (File No. 000-14319)).
10.23	Employment Agreement with Mark D. Dacko dated May 19, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 19, 2011).
10.24	Separation Agreement with Stephen E. Flechner dated June 1, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2011).
10.25	Standard Gold, Inc 2010 Stock Incentive Plan (amended as of July 25, 2011), (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2011 (File No. 000-14319)).
10.26	Forbearance Agreement, dated September 1, 2011, by and between Standard Gold, Inc and NJB Mining, Inc, (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2011 (File No. 000-14319)).

10.27	Amended and Restated Forbearance Agreement dated December 21, 2011 between Standard Gold, Inc., and Pure Path Capital Management Company, LLC, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on December 23, 2011).
24**	Power of Attorney (included on the signature page hereto).
31.1**	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** Filed herewith electronically

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD GOLD, INC.
(“COMPANY”)

Dated: May 17, 2012	By:	/s/ Sharon L. Ullman
Sharon Ullman
Chief Executive Officer

Each person whose signature to this Annual Report appears below hereby constitutes and appoints Sharon L. Ullman and Mark Dacko as their true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments to this Annual Report and any and all instruments or documents filed as part of or in connection with this Annual Report or the amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company, in the capacities and dates indicated.

Name	Title	Date

/s/ Sharon L. Ullman	Chief Executive Officer and Director	May 17, 2012
Sharon Ullman	(principal executive officer)

Chief Financial Officer and Secretary
/s/ Mark Dacko	(principal financial and accounting	May 17, 2012
Mark Dacko	officer)

/s/ Alfred A. Rapetti	Director	May 17, 2012
Alfred A. Rapetti

/s/ Clyde Smith	Director	May 17, 2012
Clyde Smith

/s/ Blair Mielke	Director	May 17, 2012
Blair Mielke

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Standard Gold, Inc. and subsidiaries (an exploration stage company)

We have audited the accompanying consolidated balance sheets of Standard Gold, Inc. (an exploration stage company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years ended December 31, 2011 and 2010, and the period from September 28, 2004 (inception of exploration stage) to December 31, 2011. Standard Gold, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Standard Gold, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010, and the period from September 28, 2004 (inception of exploration stage) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had net losses for the years ended December 31, 2011 and 2010 and had an accumulated deficit at December 31, 2011. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moquist Thorvilson Kaufmann & Pieper LLC

Edina, Minnesota

May 17, 2012

STANDARD GOLD, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
Assets
Current assets:
Cash	$620	$154
Prepaid expenses	37,835	112,000
Total current assets	38,455	112,154

Shea Mining and Milling Assets	35,159,427	—
Property, plant and equipment, net	40,925	1,447,851
Mineral properties and development costs	—	5,660,726
Debt issuance costs, net	275	13,367
Total Assets	$35,239,082	$7,234,098

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Short-term notes payable	$2,072,728	$211,000
Convertible notes payable, current portion	2,300,973	300,000
Current portion of long-term note payable Wits Basin	—	1,200,000
Due to Wits Basin	16,616	124,240
Accounts payable	580,343	167,606
Due to Shea Mining and Milling	400,000	—
Accrued interest	119,644	614,243
Accrued expenses	1,137,379	741,085
Total current liabilities	6,627,683	3,358,174

Convertible note payable, long-term portion	—	184,923
Long-term note payable (Wits Basin)	—	800,000
Long-term note payable, net of discount	—	6,519,500
Total liabilities	6,627,683	10,862,597

Preferred stock, $.001 par value, 50,000,000 shares authorized:
10,000,000 and 0 shares issued and outstanding at December 31, 2011 and 2010, respectively	10,000,000	—

Shareholders’ equity (deficit):
Common stock, $.001 par value, 100,000,000 shares authorized:
43,848,756 and 25,083,572 shares issued and outstanding at December 31, 2011 and 2010, respectively	43,848	25,084
Additional paid-in capital	43,882,949	6,937,488
Accumulated deficit	(25,315,398)	(10,591,071)
Total shareholders’ equity (deficit)	18,611,399	(3,628,499)
Total Liabilities and Shareholders’ Equity (Deficit)	$35,239,082	$7,234,098

The accompanying notes are an integral part of these consolidated financial statements.

STANDARD GOLD, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

			Sept. 28, 2004 (inception)
	Year Ended December 31,		to Dec. 31,
	2011	2010	2011

Revenues	$—	$—	$—

Operating expenses:
General and administrative	10,180,018	2,463,291	13,245,375
Exploration expenses	50,501	356,290	5,876,922
Depreciation and amortization	29,623	88,557	331,361
Loss on disposal of assets	—	—	12,362
Total operating expenses	10,260,142	2,908,138	19,466,020
Loss from operations	(10,260,142)	(2,908,138)	(19,466,020)

Other income (expense):
Other income	—	295	1,691
Interest expense	(4,134,310)	(652,696)	(5,497,374)
Foreign currency losses	(329,875)	(329,732)	(353,695)
Total other income (expense)	(4,464,185)	(982,133)	(5,849,378)
Loss from operations before income taxes	(14,724,327)	(3,890,271)	(25,315,398)

Income tax provision	—	—	—
Net loss	$(14,724,327)	$(3,890,271)	$(25,315,398)

Basic and diluted net loss per common share	$(0.38)	$(0.17)

Basic and diluted weighted average common shares outstanding	38,414,561	23,499,823

The accompanying notes are an integral part of these consolidated financial statements.

STANDARD GOLD, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

			Additional
	Common stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
BALANCE, December 31, 2009	22,840,649	$22,841	$5,141,714	$(6,700,800)	$(1,536,245)

Issuance of 66,000 shares of common stock in private placements at $0.50 per unit less transaction costs of $7,117	66,000	66	25,817	—	25,883

Issuance of 400,000 shares of common stock and 250,000 warrants to consultants for services	400,000	400	644,600	—	645,000

Cash-less exercise of warrants	1,476,923	1,477	(1,477)	—	—

Issuance of warrants related to notes payable	—	—	25,140	—	25,140

Common stock/stock option compensation expense	300,000	300	1,101,694	—	1,101,994

Net loss	—	—	—	(3,890,271)	(3,890,271)
BALANCE, December 31, 2010	25,083,572	$25,084	$6,937,488	$(10,591,071)	$(3,628,499)

Issuance of common stock for Shea Mining and Milling assets	35,100,000	35,100	31,203,900	—	31,239,900

Wits Basin common stock exchanged for preferred shares	(19,713,544)	(19,714)	(9,980,286)	—	— (10,000,000)

Issuance of 5,312,878 warrants and recording of beneficial charges related to issuance of convertible promissory notes during 2011	—	—	2,556,203	—	2,556,203

Conversion of $81,750 of principal and $1,117 of interest of convertible notes	165,735	165	82,702	—	82,867

Issuance of 2,305,556 shares of common stock for maturity date extensions and reduction of principal balance	2,305,556	2,306	1,752,694	—	1,755,000

Issuance of common stock in exchange of accrued expenses	50,000	50	169,950	—	170,000

Issuance of 600,000 shares of common stock and 20,000 warrants to consultant for services	600,000	600	708,800	—	709,400

Sale of 4,000,000 warrants to consultant	—	—	100,000	—	100,000

Exercise of options from $0.51 to $1.00	90,665	91	51,048	—	51,139

Cashless exercise of warrants	166,772	166	(166)	—	—

Common stock/stock option compensation expense	—	—	6,835,006	—	6,835,006

Disposition of Hunter Bates/Gregory Gold	—	—	3,465,610	—	3,465,610

Net loss	—	—	—	(14,724,327)	(14,724,327)
BALANCE, December 31, 2011	43,848,756	$43,848	$43,882,949	$(25,315,398)	$18,611,399

The accompanying notes are an integral part of these consolidated financial statements.

STANDARD GOLD, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		September 28, 2004 (inception) to December 31,
	2011	2010	2011
OPERATING ACTIVITIES:
Net loss	$(14,724,327)	$(3,890,271)	$(25,315,398)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	29,623	88,557	331,361
Amortization of imputed interest and original issue discounts on debt	2,289,154	45,140	2,928,162
Amortization of prepaid consulting fees related to issuance of common stock and warrants	112,000	379,000	491,000
Amortization of debt issuance costs	16,432	10,025	28,964
Compensation expense related to issuance of common stock and stock option grants	6,835,006	1,101,994	7,937,000
Loss on foreign currency	329,875	329,732	353,695
Issuance of common stock for expenses	1,964,400	154,000	2,118,400
Loss on disposal of miscellaneous assets	—	—	12,362
Issuance of equity securities by Wits Basin for exploration expenses	—	—	334,950
Debt incurred for exploration expenses	—	75,000	75,000
Changes in operating assets and liabilities:
Prepaid expenses	(37,835)	—	(37,835)
Accounts payable	332,737	121,505	500,343
Accrued expenses	1,372,765	900,383	2,872,183
Net cash used in operating activities	(1,480,170)	(684,935)	(7,369,813)

INVESTING ACTIVITIES:
Purchases of Shea Mining and Milling assets	(1,020,427)	—	(1,020,427)
Purchases of equipment	(41,587)	—	(185,215)
Net cash used in investing activities	(1,062,014)	—	(1,205,642)

FINANCING ACTIVITIES:
Payments on long-term debt	—	—	(491,106)
Payments from (advances to) Wits Basin	(27,624)	72,319	5,314,251
Cash proceeds from issuance of common stock, warrants and exercise of stock options, net	101,139	25,883	1,173,694
Cash proceeds from short-term debt	2,482,500	136,000	2,618,500
Debt issuance costs	(13,365)	—	(39,264)
Net cash provided by financing activities	2,542,650	234,202	8,576,075

Increase (Decrease) in CASH AND CASH EQUIVALENTS	466	(450,733)	620
CASH AND CASH EQUIVALENTS, beginning of period	154	450,887	—
CASH AND CASH EQUIVALENTS, end of period	$620	$154	$620

The accompanying notes are an integral part of these consolidated financial statements.

STANDARD GOLD, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 and 2010

NOTE 1 – NATURE OF BUSINESS

Standard Gold, Inc. (formerly known as Princeton Acquisitions, Inc.) was incorporated in the State of Colorado on July 10, 1985, as a blind pool or blank check company. On September 29, 2009, we completed a share exchange agreement with Hunter Bates Mining Corporation, a Minnesota corporation (“Hunter Bates”) and certain of its shareholders, in which Hunter Bates’ shareholders exchanged all of their capital securities into similar capital securities of ours (the “Hunter Bates Share Exchange”) and we adopted the business model of Hunter Bates of minerals exploration and mining. Accordingly, the Hunter Bates Share Exchange represented a change in control and Hunter Bates became a wholly owned subsidiary of Standard Gold.

Prior to September 29, 2009, Wits Basin Precious Minerals Inc., a Minnesota corporation and public reporting company quoted on the Pink Sheets under the symbol “WITM” (“Wits Basin”) was the majority shareholder of Hunter Bates. Hunter Bates was formed in April 2008 to acquire the prior producing gold mine properties (consisting of land, buildings, equipment, mining claims and permits) located in Central City, Colorado, known as the “Bates-Hunter Mine.” We had not engaged in any exploration or mining activities at the Bates-Hunter Mine properties and on April 29, 2011, we transferred all of our interests of Hunter Bates back to Wits Basin in order to develop the toll milling business as described below. See Note 13 – Transfer of Bates-Hunter Mine for further discussion regarding the transfer of the Bates-Hunter Mine.

On March 15, 2011, we closed a series of transactions, whereby we acquired certain assets of Shea Mining & Milling, LLC (“Shea Mining”). The exchange agreement was by and between us, Shea Mining, Afignis, LLC, Leslie Lucas Partners, LLC, Wits Basin and Alfred A. Rapetti (the “Shea Exchange Agreement”) whereby we acquired certain assets from Shea Mining, which assets include those located in Tonopah, Nevada, of land, buildings, a dormant milling facility, abandoned milling equipment, water permits and mine tailings (financed through a note payable assigned to us), mine dumps, a property lease and a contract agreement in exchange for 35,000,000 shares of our unregistered shares. The Shea Exchange Agreement did not include any operable toll milling equipment, employees or operational processes and therefore has been accounted for as a purchase of a group of assets. We completed the Shea Exchange Agreement to acquire the Shea Mining assets and develop a toll milling services business of precious minerals. Toll milling is a process whereby mined material is crushed and ground into fine particles to ease the extraction of any precious minerals contained therein, such as gold, silver, lead, zinc and copper, and rare earth metals. See Note 3 – Acquisition of Shea Milling and Mining Assets for a detailed discussion.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2011, we incurred losses from operations of $14,724,327. At December 31, 2011, we had an accumulated deficit of $25,315,398 and a working capital deficit of $6,589,228. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the fiscal year of 2011, we received net cash proceeds of $2,482,500 from the issuance of convertible promissory notes. We believe that private placements of equity capital and/or additional debt financing will be needed to fund our long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If we are unable to obtain the necessary capital, we may have to cease operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Standard Gold, Inc., and our wholly owned subsidiary Hunter Bates Mining Corporation, a Minnesota corporation (and its wholly owned subsidiary Gregory Gold Producers, Inc). All significant intercompany transactions and balances have been eliminated in consolidation. See Note 13 – Transfer of Bates-Hunter Mine for a discussion regarding the transference of the Bates-Hunter Mining Corporation.

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

Shea Milling and Mining Assets

We have recorded the fair value of the Shea Milling and Mining assets as an aggregate amount. The assets include the mine tailings and dumps, the land, water rights and the milling facility (the buildings and equipment). None of the assets have been put into production, nor have we performed any repair or updates to any of the equipment or buildings. As such, we will continue to classify them under a single listing.

Property and Equipment

Property and equipment are recorded at cost and depreciated, once placed in service, using the straight-line method over estimated useful lives as follows:

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

See Note 13 – Transfer of Bates-Hunter Mine for a discussion regarding the transference of the Bates-Hunter Mine properties.

Long-Lived Assets

We will periodically evaluate the carrying value of long-lived assets to be held and used, including but not limited to, mineral properties, mine tailings, mine dumps, capital assets and intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose. There were no impairment charges during the years ended December 31, 2011 and 2010. See Note 13 – Transfer of Bates-Hunter Mine for a discussion regarding the transference of the Bates-Hunter Mine assets.

Segment Reporting

We have a single operating segment of minerals exploration with custom toll milling.

Revenue Recognition and Deferred Revenue

As of December 31, 2011, we have recorded no revenues from exploration activities or from custom toll milling. We expect to begin generating revenues during the fourth quarter of 2012.

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

Off Balance Sheet Arrangements

As of December 31, 2011, we did not have any off-balance sheet activities (including the use of structured finance or special purpose entities) or any trading activities in non-exchange traded commodity contracts that have a current or future effect on our financial condition, changes in the financial condition, revenues or expenses, results of operation, liquidity, capital expenditures or capital resources that are material to our investors.

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

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at December 31, 2011 and 2010. The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

The Company was included in the consolidated federal income tax return of Wits Basin until March 15, 2011. At that time, we no longer were a consolidated entity for tax reporting as Wits Basin held only approximately 4% of our common stock. The tax provision included in the accompanying consolidated financial statements is calculated as if the Company filed separate federal and state income tax returns. Deferred taxes are provided on temporary differences between book and tax basis of assets and liabilities which will have a future impact on taxable income. The Company has recorded a full valuation allowance against the net deferred tax asset due to the uncertainty of realizing the related benefits.

NOTE 3 – ACQUISITION OF SHEA MILLING AND MINING ASSETS

On March 15, 2011, we entered into an exchange agreement by and between us, Shea Mining, Afignis, LLC, Leslie Lucas Partners, LLC, Wits Basin and Alfred A. Rapetti (the “Shea Exchange Agreement”) whereby we acquired certain assets from Shea Mining, which assets include those located in Tonopah (financed through a note payable assigned to us), mine dumps, a property lease and a contract agreement in exchange for 35,000,000 shares of our unregistered shares. The Shea Exchange Agreement did not include any operable toll milling equipment, employees or operational processes and therefore has been accounted for as a purchase of a group of assets. We completed the Shea Exchange Agreement to acquire the Shea assets and develop a toll milling services business of precious minerals.

Pursuant to the assignment of a note payable, we executed an Assignment and Assumption of Loan Documents and Loan Modification Agreement, by and between us, Shea Mining and NJB Mining, Inc. (the “Loan Modification Agreement”), dated March 15, 2011, for those assets located in Tonopah, Nevada (“Tonopah”), consisting of land, buildings, mining tailings, a dormant milling facility, abandoned milling equipment and water permits. The land encompasses 1,174 deeded acres, one of the largest private land holdings in Esmeralda County, Nevada. Approximately 334 acres of this land has sitting on it an estimated 2.2 million tons of tailings known as the Millers Tailings from the historic gold rush of Goldfield and Tonopah, Nevada.

The Tonopah property was subject to an existing $2.5 million first deed of trust which was in default at the time of the Shea Exchange Agreement and included accrued interest of $375,645, which was also assumed in the transaction. As part of the assignment, NJB Mining, Inc. (“NJB”) modified the related note to allow us until May 14, 2011 to refinance this mortgage, which was subsequently extended numerous times. As of August 31, 2011, we were still in default under the terms of the Loan Modification Agreement, and therefore entered into a forbearance agreement with NJB, (the “NJB Forbearance Agreement”), in which NJB agreed to forbear from initiating legal proceedings, including forbearance of the deed of trust and enforcement of its collection remedies. The NJB Forbearance Agreement further provided for additional extensions up through December 9, 2011. On December 9, 2011, Pure Path Capital Management Company, LLC. (“Pure Path”) purchased the Loan Modification Agreement and the NJB Forbearance Agreement directly from NJB. On December 21, 2011, we entered into an amended and restated forbearance agreement with Pure Path (the “A&R Forbearance”), whereby Pure Path extended the provisions of the NJB Forbearance Agreement. As of December 31, 2011, the principal amount outstanding on the A&R Forbearance is $2,047,728 (plus accrued interest). Pure Path has provided an additional extension to stay any action of the A&R Forbearance until May 31, 2012; such extension was provided without additional consideration. We are still in negotiations with Path Path in order to complete definitive documents to release the A&R Forbearance and structure a new note. If such arrangements are not agreed to, we could lose the Tonopah property and/or be required to issue an additional 5,000,000 shares of our common stock.

In connection with the Shea Exchange Agreement, we also were assigned the ownership of approximately a six square mile section of mine dump material in Manhattan, Nevada (“Manhattan”).

The other assets we acquired consisted of a property lease, which allowed us the use of an assay lab property and the associated water permits, (with a right to purchase for $6 million) and a contract agreement, which allowed us the use of processing permits, located in Amargosa Valley, Nevada (“Amargosa”). We paid a monthly base rent of $17,500 on this lease and $5,000 monthly on the contract agreement. Subsequent to December 31, 2011, the landlord of the Amargosa lease caused to have served a Five Day Notice To Pay Rent Or Quit due to default in the monthly $17,500 lease payments. The Company began immediate communications with the landlord, which resulted in a delay of further actions by the landlord to pursue any remedies. Then on February 9, 2012, the landlord caused to have served an Order For Summary Eviction (“Eviction”) due to continued default in lease payments. Effective with the Eviction, a total of $70,000 lease payments remain unpaid as well as $8,500 of late fees required pursuant to the terms of the lease. On February 10, 2012, the Beatty County Sheriff completed the Eviction at Amargosa and we as such, no longer have access to the assay lab or permits at Amargosa.

Pursuant to the Shea Exchange Agreement, we issued a total of 35 million shares of our common stock to the equity holders of Shea Mining in exchange for certain of their assets, resulting in those holders owning an ownership interest of approximately 87% of our then currently outstanding common stock (approximately 56% ownership interest on a fully diluted basis). Alfred A. Rapetti, our Chief Executive Officer, was granted an irrevocable voting proxy for half of the shares issued to the Shea Mining equity holders, which continued until the affected shares are publicly sold after a period of at least six months, and thereafter in accordance with all applicable securities laws. In August 2011, these rights were transferred to Blair Mielke, a director of the Company. We also agreed to indemnify Shea Mining from any liabilities arising after March 15, 2011 out of the Loan Modification Agreement or the loan agreements.

The purchase consideration of the assets acquired was calculated as follows:

Issuance of 35,000,000 shares of common stock with an estimated fair value of $0.89 per share (closing sales price on March 15, 2011)	$31,150,000
Cash consideration ($250,000 paid at closing, $400,000 still payable at December 31, 2011)	700,000
Assumption of NJB Mining mortgage	2,500,000
Assumption of accrued interest and other liabilities	463,184
Legal costs (includes issuance of 100,000 shares of common stock valued at $89,000)	205,258
Other direct expenses incurred in connection with the Shea Exchange Agreement	140,985
$35,159,427

In conformity with accounting principles generally accepted in the United States of America, cost of acquiring a group of assets is allocated to the individual assets within the group based on the relative fair values of the individual assets.

The table below sets forth the final purchase price allocation. The fair value of the mineral properties and property and equipment was determined based on level 3 inputs using cost and market value approaches.

Tonopah mine tailings	$24,888,252
Tonopah dormant milling facility	8,062,875
Tonopah land	1,760,000
Tonopah water rights	348,300
Manhattan mine dumps	100,000
Total	$35,159,427

Simultaneous with these transactions, pursuant to the Shea Exchange Agreement, Wits Basin exchanged 19,713,544 shares of our common stock it held for 10 million shares of our newly created non-voting 5% preferred stock, referred to as the “Series A Preferred Stock.” The Series A Preferred Stock has a liquidation preference of $10 million, payable only upon certain liquidity events or upon achievement of a market value of our equity equaling $200 million or more. Additional details regarding the Series A Preferred Stock can be found in our Second Amended and Restated Articles of Incorporation, which were filed with the Colorado Secretary of State on March 15, 2011. Additionally, we obtained the right to transfer our entire interest and related debt of the Bates-Hunter Mine, at any time prior to June 13, 2011, to Wits Basin in exchange for the cancellation of a promissory note issued by Hunter Bates payable in favor of Wits Basin in the approximate amount of $2.5 million. On April 29, 2011, our Board of Directors approved this transfer effective April 29, 2011. See Note 13 – Transfer of Bates-Hunter Mine for a discussion regarding the transference of the Bates-Hunter Mine and related assets and liabilities.

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Hunter Bates utilized the services of Gregory Gold Producers, Inc., a Colorado corporation (“Gregory Gold”), a wholly owned subsidiary of Hunter Bates, as an oversight management company for the exploration activities that were being conducted at the Bates-Hunter Mine through August 2008. Gregory Gold made purchases of various pieces of equipment necessary to operate and de-water the Bates-Hunter Mine property, which included land, buildings and other additional equipment all related to operating the Bates-Hunter Mine. Depreciation on allowable assets was calculated on a straight-line method over the estimated useful life, which ranged from two to twenty years. See Note 13 – Transfer of Bates-Hunter Mine for a discussion regarding the transference of the Bates-Hunter Mine property, plant and equipment.

After we consummated the Shea Exchange Agreement, we purchased some miscellaneous assets for use at the Amargosa property. Depreciation expense recorded during 2011 on allowable assets is calculated on a straight-line method over the estimated useful life, presently ranging from five to seven years.

Components of our property, plant and equipment are as follows:

	December 31,
	2011	2010
Land	$—	$329,280
Buildings	—	1,206,954
Equipment	41,587	199,694
Less accumulated depreciation	(662)	(288,077)
	$40,925	$1,447,851

NOTE 5 – MINERAL PROPERTIES AND DEVELOPMENT COSTS

Until April 29, 2011, we held title to the Bates-Hunter Mine. We never commenced any mining operations due to the lack of funding and therefore, we have not recorded any amortization and we never determined that any impairment had occurred at Bates-Hunter. See Note 13 – Transfer of Bates-Hunter Mine for a discussion regarding the transference of the Bates-Hunter Mine mineral properties and development costs.

	December 31,
	2011	2010
Mining claims	$—	$5,657,383
Mining permits	—	3,343
	$—	$5,660,726

NOTE 6 – DEBT ISSUANCE COSTS

We recorded debt issuance costs with respect to legal services incurred relating to the various promissory notes issued. Debt issuance costs are being amortized on a straight-line basis (which approximates the effective interest method) over the term of the corresponding debt.

The following table summarizes the amortization of debt issuance costs:

	December 31,
	2011	2010
Debt issuance costs, net, beginning of period	$13,367	$23,392
Add: additional debt issuance costs	13,365	—
Less: debt issuance costs transferred (1)	(10,025)	—
Less: amortization of debt issuance costs	(16,432)	(10,025)
Debt issuance costs, net, end of period	$275	$13,367

(1) See Note 13 – Transfer of Bates-Hunter Mine for a discussion regarding the transference of the Bates-Hunter Mine related debt issuance costs.

The remaining balance of $275 will be amortized during the first quarter of 2012.

NOTE 7 – SHORT-TERM NOTES PAYABLE

The following table summarizes the Company’s short-term notes payable:

	December 31,
	2011	2010
Unsecured promissory note issued on August 18, 2010, in the principal amount of $25,000 along with a warrant to purchase 50,000 shares at $0.50 per share and bore interest at 18%. On March 2, 2011, the holder exchanged this past due note for a six-month convertible promissory note (see Note 8 – Convertible Notes Payable) and received $2,416 of accrued interest in cash. (1)	$—	$25,000

Promissory note issued on September 7, 2010, in the principal amount of $25,000 to Stephen Flechner, our President at the time, utilized for a potential mining project; stated interest rate of 5%; accrued interest of $1,664 at December 31, 2011; with a maturity date of November 30, 2010 and currently past due, original terms apply in the default period. (1)	25,000	25,000

Promissory note issued on September 7, 2010, in the principal amount of $50,000 utilized for a potential mining project and bore interest at 5%. On January 25, 2011, the note was used as proceeds on a warrant sale. (1)	—	50,000

Unsecured promissory notes issued during the fourth quarter of 2010 for an aggregate of $111,000 (all from the same lender and each requiring one warrant to be issued for the purchase of 64,000 shares at $0.50 per share) and all bore interest at 12%. On February 15, 2011, the holder exchanged these past due notes along with the accrued interest of $2,939 for two six-month convertible promissory notes. See Note 8 – Convertible Notes Payable	—	111,000

Secured note payable originated in connection with the Shea Exchange Agreement, stated interest rate of 7.5%; accrued interest of $15,428 at December 31, 2011 based on the default interest rate of 12.5%. (2)	2,047,728	—
Totals	$2,072,728	$211,000

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

(2) On December 9, 2011, Pure Path Capital Management Company, LLC (“Pure Path”) purchased the Loan Modification Agreement and the NJB Forbearance Agreement directly from NJB. On December 21, 2011, we entered into an amended and restated forbearance agreement with Pure Path (the “A&R Forbearance”), whereby Pure Path extended the provisions of the NJB Forbearance Agreement. Pure Path has provided an additional extension to stay any action of the A&R Forbearance until May 31, 2012; such extension was provided without additional consideration.

The Company has placed in escrow the following: (i) a Deed in Lieu of Foreclosure, (ii) Water Rights Deed and (iii) a Bill of Sale. Should the Company not meet the requirements of the May 31, 2012 deadline, Pure Path has the right to take immediate title to the assets located in Tonopah and interest in all leases, contracts and permits related to ownership, occupancy and operation of said assets. We are still in negotiations with Path Path in order to complete definitive documents to release the A&R Forbearance and structure a new note. If such arrangements are not agreed to, we could lose the Tonopah property and/or be required to issue an additional 5,000,000 shares of our common stock.

Summary

The following table summarizes the short-term notes payable balances:

Balance at December 31, 2010	$211,000
Less: exchange of principal payments for new convertible notes	(136,000)
Less: note exchanged for warrant exercise	(50,000)
Less: common stock issued in lieu of cash for principal payment on Tonopah mortgage	(500,000)
Add: Tonopah mortgage assumed as part of the Shea Exchange Agreement	2,500,000
Add: Accrued interest rolled into principal of Tonopah mortgage upon purchase of mortgage by Pure Path	47,728
Balance at December 31, 2011	$2,072,728

The weighted average interest rate on short-term notes payable at December 31, 2011 was 12.4%.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

Beginning in January 2011, we’ve entered into six-month convertible promissory notes (the “CP Notes”) with accredited investors. The terms of the CP Notes are: (i) accrue interest at 6% per annum (ii) include the right to convert into our common stock at any time, at a price of $0.50 per share, and (iii) the issuance of a two-year stock purchase warrant, with an exercise price of $0.50 per share, at a rate of two warrants per $1 of CP Notes. The warrants created a debt discount of $1,482,137. In addition, due to proceeds allocated between the debt and warrants, beneficial conversion charges were created totaling an additional debt discount of $1,074,066. Both discounts are being amortized over the 6-month term of the convertible notes.

As of December 31, 2011, we have received gross cash proceeds of $2,482,500. In additional to these cash proceeds, certain short-term note holders rolled their past due principal and interest into the CP Notes totaling $138,939 and a consultant rolled its accounts payable into the CP Notes totaling $35,000. As of December 31, 2011, in connection with the terms of the CP Notes, we have issued warrants to purchase 5,312,878 shares of our common stock and have reserved shares of our common stock for issuance should the holders convert.

As of December 31, 2011, three convertible note holders converted $81,750 of principal plus $1,117 accrued interest into 165,735 shares of common stock.

The following table summarizes the Company’s convertible notes:

	December 31,
	2011	2010
Convertible promissory notes net of unamortized discount of $273,716 at December 31 2011; interest rate of 6%; accrued interest of $102,552 at December 31, 2011 and certain of these CP Notes are currently past due and original terms apply in the default period.	$2,300,973	$—

Cabo $511,590 secured convertible debenture net of unamortized discount of $20,000 at April 29, 2011 and $26,667 at December 31, 2010. See Note 13 for a discussion regarding the transference of the debenture to Wits Basin.	—	484,923
Totals	2,300,973	484,923
Less: current portion	(2,300,973)	(300,000)
Long-term portion	$—	$184,923

As of December 31, 2011, the outstanding principal balance of convertible notes is $2,574,689.

NOTE 9 – LONG-TERM NOTES PAYABLE

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

(1) See Note 13 – Transfer of Bates-Hunter Mine for a discussion regarding the transference of all long-term notes payable to Wits Basin.

NOTE 10 – SHAREHOLDERS’ EQUITY

Preferred Stock

Simultaneous with the Shea Exchange Agreement, Wits Basin exchanged 19,713,544 shares of our common stock it held for 10 million shares ($.001 par value each) of our newly created non-voting 5% preferred stock, referred to as the "Series A Preferred Stock" with an original issue price of $1.00 per share. The Series A Preferred Stock has a liquidation preference of $10 million, payable only upon certain liquidity events or upon achievement of a market value of our equity equaling $200 million or more. As of December 31, 2011, there were undeclared dividends of approximately $396,000 on the outstanding Series A Preferred Stock. In conformity with accounting principles generally accepted in the United States of America, these undeclared dividends have not been accrued in the Company’s consolidated financial statements and had no effect on the earnings per share calculation.

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

Common Stock Issuances

During fiscal 2010, we issued the following shares of our unregistered common stock:

(1)	In January 2010, we issued 50,000 shares of our unregistered common stock in a private placement offering to an accredited investor (as that term is defined under Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)) at $0.50 per unit, each unit consisting of one share of our common stock, par value $0.001 per share, and one five-year warrant to purchase a share of common stock at an exercise price of $1.00 per share, resulting in net proceeds of $25,000.

(2)	In May 2010, pursuant to a one-year consulting services agreement (which became effective October 2009) we issued 300,000 shares of our unregistered common stock to the consultant. The fair value of the common stock was $300,000, which has been fully expensed.

(3)	In September 2010, pursuant to a consulting services agreement (which became effective May 28, 2010) we issued 100,000 shares of our unregistered common stock to the consultant and also terminated the agreement prior to its completion. The fair value of the common stock was $154,000, which has been fully expensed.

(4)	On September 14, 2010, the Company appointed Alfred A. Rapetti and Manfred E. Birnbaum to serve as members of our board of directors and in consideration of their appointment to the board, they were each issued 100,000 shares of our unregistered common stock. The fair value of each issuance was $51,000.

(5)	On October 18, 2010, the Company issued 100,000 shares of our unregistered common stock to Donald Stoica in consideration of his serving on the board of directors. The fair value of the issuance was $65,000.

(6)	In October 2010, two warrant holders exercised certain warrants and received 1,476,923 shares of our unregistered common stock by surrendering 23,077 of their available shares to pay for the exercise, via the cashless exercise provision.

(7)	In December 2010, in a private placement, we accepted subscriptions for 16,000 shares of our unregistered common stock at a price of $0.50 per share and received proceeds of $883 (net of offering costs totaling $7,117).

During fiscal 2011, we issued the following shares of our unregistered common stock:

(1)	In March 2011, we issued 35,100,000 shares of our unregistered common stock (valued at $31,239,000) pursuant to the March 15, 2011, Shea Exchange Agreement.

(2)	In May 2011: we issued 50,000 shares of unregistered common stock (valued at $75,000) as consideration for a 60-day extension from NJB Mining on the $2,500,000 Tonopah mortgage and we issued 50,000 shares of our unregistered stock (valued at $170,000) to Stephen E. Flechner as settlement for his resignation as President.

(3)	In July 2011, we issued 555,556 shares of unregistered common stock to NJB Mining, which was applied as a $500,000 principal payment on the $2,500,000 Tonopah mortgage and we issued 600,000 shares of our unregistered stock to an investment agent as settlement for terminating an agreement (valued at $690,000).

(4)	In August 2011, we issued 200,000 shares of unregistered common stock (valued at $180,000) as consideration for a 60-day extension from NJB Mining on the Tonopah mortgage.

(5)	In October 2011, we issued 500,000 shares of unregistered common stock (valued at $300,000) as consideration for an extension from NJB Mining pursuant to the NJB Forbearance Agreement.

(6)	In November 2011, we issued 1,000,000 shares of unregistered common stock (valued at $700,000) as consideration for an extension from NJB Mining pursuant to the NJB Forbearance Agreement.

(7)	During 2011, three convertible promissory note holders converted $81,750 of principal and $1,117 of accrued interest into an aggregate of 165,735 shares of unregistered common stock.

(8)	During 2011, four stock option holders exercised and received an aggregate of 90,665 shares of unregistered common stock (valued at $51,139).

(9)	During 2011, three warrant holders exercised certain warrants and received 166,772 shares of our common stock by surrendering 133,228 of their available shares to pay for the exercises, via the cashless exercise provision.

Option Grants

We have one stock option plan: the 2010 Stock Incentive Plan, as amended (the “Plan”). Stock options, stock appreciation rights, restricted stock and other stock and cash awards may be granted under the Plan. In general, options vest over a period ranging from immediate vesting to five years and expire 10 years from the date of grant. Effective January 21, 2011, the Company’s Board of Directors (the “Board”) authorized an amendment to the 2010 Stock Incentive Plan, to increase the number of options available for granting under the Plan from 3,000,000 to 13,500,000 and authorized the Company to file an S-8 Registration Statement with the U.S. Securities and Exchange Commission (subsequently filed on January 27, 2011, File No. 333-171906) for the registration of the shares available in the Plan. On March 15, 2011, with the closing of the Shea Exchange Agreement a “change of control” event was deemed to have occurred and 13,500,000 previously granted stock options vested in full. Effective July 25, 2011, the Plan was amended to increase the total shares of stock which may be issued under the Plan from 13,500,000 to 14,500,000. As of December 31, 2011, an aggregate of 1,000,000 shares of our common stock are available to be granted under our Plan.

During fiscal 2010, we granted the following stock options:

(1)	In April 2010, the Company entered into two ten-year stock option agreements: one with Stephen E. Flechner (at which time Mr. Flechner was the Company’s President) to purchase 800,000 shares of the Company’s common stock at an exercise price of $0.90 per share and one with Stephen D. King (at which time Mr. King was the Company’s Chief Executive Officer) to purchase 800,000 shares of the Company’s common stock at an exercise price of $0.90 per share.

(2)	In September 2010, the Company’s Board of Directors authorized stock option agreements with Alfred Rapetti and Manfred Birnbaum as new members of the Company’s board, whereby they were each granted a ten-year stock option to purchase up to 400,000 shares of the Company’s common stock, with such grants becoming effective October 14, 2010, at an exercise price of $0.59 per share. The options vest in equal annual installments of 200,000 shares each over two years, with the first installments vesting September 14, 2011.

(3)	On October 18, 2010, the Company’s Board of Directors authorized a stock option agreement with Donald Stoica, a member of the Company’s board, whereby Mr. Stoica was granted a ten-year stock option to purchase up to 400,000 shares of the Company’s common stock, with such grant becoming effective November 16, 2010, at an exercise price of $0.72 per share. The option vests in equal annual installments of 200,000 shares each over two years, with the first installment vesting October 18, 2011.

During fiscal 2011, we granted the following stock options:

(1)	In January 2011, the Board authorized the grant of 10,500,000 ten year stock options, with an exercise price of $0.51 per share to certain directors, officers and consultants vesting annually over three years and incorporated “change of control” language in all previously granted stock options.

(2)	In February 2011, the Board granted a stock option agreement to Mr. Birnbaum for his services to serve on a Special Committee of the Board to review, evaluate, negotiate and approve (or reject) the proposed Shea Exchange Agreement, including the execution and delivery of any agreements entered into by the Company, whereby he was granted a ten year stock option to purchase up to 200,000 shares of the Company’s common stock, 100,000 vest each annual anniversary thereafter from the date of grant or immediately upon a “change of control,” at an exercise price of $0.60 per share.

(3)	In March 2011, the Company issued replacement stock options for 1,299,000 and 630,000 shares of the Company’s common stock at exercise prices of $1.00 and $0.50, respectively, which options were being held by Wits Basin and transferred to the Company as part of the Shea Exchange Agreement. The aforementioned stock options were grants outside of the Plan.

(4)	In May 2011, the Board granted a stock option to Mr. Birnbaum for his services to serve as Chairman of the Board, whereby he was granted a ten year stock option to purchase up to 300,000 shares of the Company’s common stock, 75,000 vested immediately and 75,000 vest each December 31 thereafter, at an exercise price of $1.50 per share. The aforementioned stock options were grants outside of the Plan.

The Company uses the Black-Scholes pricing model as a method for determining the estimated fair value for stock awards. Compensation expense for stock awards is recognized on a straight-line basis over the vesting period of service awards and for performance based awards, the Company recognizes the expense when the performance condition is probable of being met.

In determining the compensation cost of the stock awards granted during fiscal 2011 and 2010, the fair value of each grant had been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized below:

	2011	2010
Risk-free interest rate	2.00% – 2.25%	2.00%
Expected volatility factor	146% - 158%	145% - 150%
Expected dividend	—	—
Expected option term	10 years	10 years

The Company reviews its current assumptions on a periodic basis and adjusts them as necessary to ensure an accurate valuation. The risk-free interest rate is based on the Federal Reserve Board’s constant maturities of the U.S. Treasury bond obligations with terms comparable to the expected life of the options at their issuance date. The Company uses historical data to estimate expected forfeitures, expected dividend yield, expected volatility of the Company’s stock and the expected life of the options.

We recorded $6,835,006 and $1,101,994 related to compensation expense for the year ended December 31, 2011 and 2010, respectively. All compensation expense is included in general and administrative expense. There was no tax benefit from recording this non-cash expense due to our income tax valuation allowance and due to a portion of the options being incentive stock options. The compensation expense had a $0.18 and $0.05 per share impact on the loss per share for the year ended December 31, 2011 and 2010, respectively. As of December 31, 2011, approximately $222,000 of the total unrecognized compensation expense is expected to be recognized over a period of 24 months.

The following tables summarize information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price
Options outstanding - December 31, 2009	—	$—

Granted	2,800,000	0.79
Canceled or expired	—	—
Exercised	—	—
Options outstanding - December 31, 2010	2,800,000	$0.79

Granted	12,929,000	0.58
Canceled or expired	—	—
Exercised	(90,665)	0.56
Options outstanding – December 31, 2011	15,638,335	$0.62

Weighted average fair value of options granted during the year ended December 31, 2011		$0.53
Weighted average fair value of options granted during the year ended December 31, 2010		$0.78

A summary of the Company’s nonvested options at December 31, 2011, and changes during the year ended December 31, 2011, is presented below:

	Options	Weighted Average Grant Date Fair Value
Nonvested, beginning of year	—	$—
Granted	12,929,000	$0.58
Vested	12,779,000	$0.52
Forfeited	—	$—
Nonvested, end of year	150,000	$1.48

	Options Outstanding at December 31, 2011
Range of Exercise Prices	Number Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)

$0.50 to $0.60	12,049,335	8.7 years	$0.52	$3,418,607
$0.72 to $0.90	2,000,000	8.4 years	$0.86	$32,000
$1.00 to $1.50	1,589,000	4.2 years	$1.09	$—
$0.50 to $1.50	15,638,335	8.2 years	$0.62	$3,450,607

	Options Exercisable at December 31, 2011
Range of Exercise Prices	Number Exercisable	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)

$0.50 to $0.60	12,049,335	8.7 years	$0.52	$3,418,607
$0.72 to $0.90	2,000,000	8.4 years	$0.86	$32,000
$1.00 to $1.50	1,439,000	3.6 years	$1.05	$—
$0.50 to $1.50	15,488,335	8.2 years	$0.61	$3,450,607

(1) The aggregate intrinsic value in the table represents the difference between the closing stock price on December 31, 2011 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2011. During the year ended December 31, 2011 an aggregate of 90,665 options were exercised resulting in $51,139 of gross proceeds. No options were exercised during 2010.

Stock Warrants

For warrants granted to non-employees in exchange for services, we recorded the fair value of the equity instrument using the Black-Scholes pricing model unless the value of the services is more reliably measurable.

During fiscal 2010, we granted the following warrant issuances:

(1)	We issued a five-year warrant to purchase up to 50,000 shares of common stock at $1.00 per share, in a private placement offering to an accredited investor, with a fair value of $4,000.

(2)	In consideration of a $25,000 loan, we issued a three-year warrant to purchase up to 50,000 shares of our common stock at $0.50 per share, which includes a cashless exercise provision. The allocated fair value of the warrant totaled $7,921.

(3)	In consideration of a $32,000 loan, we issued a two-year warrant to purchase up to 64,000 shares of our common stock at $0.50 per share, which includes a cashless exercise provision. The allocated fair value of the warrant totaled $17,219.

(4)	We issued five-year warrants to two consultants to purchase an aggregate of 250,000 shares of common stock at $0.50 per share, each includes a cashless exercise provision, with an aggregate fair value of $191,000.

During fiscal 2011, we granted the following warrant issuances:

(1)	In January 2011, the Company sold to a shareholder a five-year warrant to purchase up to 4,000,000 shares of the Company’s common stock at an exercise of $0.60 per share for $100,000. The shareholder exchanged a $50,000 short-term note and paid $50,000 cash for the warrant.

(2)	In June 2011, the Company entered into a consulting agreement for investor and public relations with an unaffiliated third party and issued a two-year warrant to purchase up to 20,000 shares of our common stock at $1.00 per share (the fair value of the warrant totaled $19,400).

(3)	During the fiscal year of 2011, we issued 5,312,878 two-year warrants to purchase common stock at an exercise price of $0.50 per share in connection with convertible promissory notes (the allocated fair value of the warrants was calculated to be $1,482,137).

Using the Black-Scholes pricing model, the following assumptions were used to calculate the fair value of the stock purchase warrants granted, for which the fair value of the services were not more reliably measurable: (i) during 2011: dividend yield of 0%, risk-free interest rate of 2.0%, expected life equal to the contractual life between two and five years, and volatility of 148% to 158% and (ii) during 2010: dividend yield of 0%, risk-free interest rate of 2.0%, expected life equal to the contractual life between two and five years, and volatility of 145% to 150%.

The Company reviews its current assumptions on a periodic basis and adjusts them as necessary to ensure an accurate valuation. The risk-free interest rate is based on the Federal Reserve Board’s constant maturities of the U.S. Treasury bond obligations with terms comparable to the contractual term of the warrants at their issuance date. The Company uses historical data to estimate expected dividend yield and volatility of the Company’s stock.

The following table summarizes information about the Company’s stock purchase warrants outstanding at December 31, 2011:

	Number	Weighted Average Exercise Price	Range of Exercise Price	Weighted Remaining Contractual Life
Outstanding at December 31, 2009	4,130,000	$0.64	$ 0.01 – 1.00

Granted	414,000	0.56	0.50 – 1.00
Cancelled or expired	(23,077)	0.01	0.01
Exercised	(1,476,923)	0.01	0.01
Outstanding at December 31, 2010	3,044,000	$0.94	$ 0.50 – 1.00
	—
Granted	9,332,878	0.54	0.50 – 0.60
Cancelled or expired	(133,228)	0.50	0.50
Exercised	(166,772)	0.50	0.50
Outstanding at December 31, 2011	12,076,878	$0.62	$ 0.50 – 1.00	2.6 years

Warrants exercisable at December 31, 2011	12,076,878	$0.62	$ 0.50 – 1.00

The aggregate intrinsic value of the 12,076,878 outstanding and exercisable warrants at December 31, 2011, was $2,599,063. The intrinsic value is the difference between the closing stock price on December 31, 2011 and the exercise price, multiplied by the number of in-the-money warrants had all warrant holders exercised their Warrants on December 31, 2011.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is subject to legal proceedings in the normal course of business. Management believes these proceedings will not have a material adverse effect on the financial statements.

Consulting Agreement

In May 2011, the Company entered into an agreement with a consultant to operate and manage a future toll milling facility in Clark County, Nevada as well as to perform other services, as requested by the Company. The term of the agreement is for two years and may be renewed by mutual agreement of the parties.  In return for these services, the Company has agreed to the following compensation throughout the term of this agreement:

(1)	Issue 300,000 shares of its unregistered common stock,
(2)	Pay the consultant a cash payment of $10,000 per month,
(3)	Pay the consultant 25% of the calculated monthly net profits, as defined in the agreement, of the Clark County toll milling facility,
(4)	Pay the consultant 10% of the Company’s net profits derived from those contracts originated by the consultant.

As of December 31, 2011, the Company has not yet constructed a toll milling facility in Clark County, Nevada.  In 2011, the Company did not issue any stock to the consultant and made only one of the $10,000 monthly payments due the consultant. At December 31, 2011, the Company has accrued $176,250 and $42,600 for the future issuance of the common stock and unpaid monthly cash payments, respectively.

NOTE 12 – RELATED PARTY TRANSACTIONS

Afignis, LLC

Pursuant to the Shea Exchange Agreement on March 15, 2011, by and between us, Shea Mining, Afignis, LLC, Leslie Lucas Partners, LLC, Wits Basin and Alfred A. Rapetti, we acquired certain assets from Shea Mining in exchange for 35,000,000 shares of our unregistered shares. Those shares were issued equally to the Shea Mining members of Afignis, LLC and Leslie Lucas Partners, LLC. Sharon Ullman, our Interim Chief Executive Officer and a member of our Board, is the Managing Member of Afignis.

Midwest Investment Partners LLC

Blair Mielke, a member of our Board, is also a Managing Member of Midwest Investment Partners LLC. Midwest holds the voting rights of the 17,500,000 Leslie Lucas Partners, LLC shares of our common stock until such time as the shares are sold in the public markets in accordance with all applicable Federal and state securities laws. Additionally, during 2011 the Company entered into two six-month 6% convertible promissory notes with Midwest, aggregating $75,000 (See Note 8). At December 31, 2011, the aggregate outstanding balance on these notes was $75,000. In connection with these notes, Midwest was also granted two-year stock purchase warrants to purchase 150,000 shares of the Company’s common stock at $0.50 per share.

NOTE 13 – TRANSFER OF BATES-HUNTER MINE

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

Effective April 29, 2011, our Board of Directors approved the transfer as specified in the Shea Exchange Agreement and served notice to Wits Basin that it was exercising its right. The following was transferred:

	Balance at April 29, 2011
Assets
Property, plant and equipment, net	$1,418,890
Mineral properties and development costs	$5,660,726
Debt issuance costs	$10,025
Deferred tax assets	$2,185,000
Deferred tax asset valuation allowance	$(2,185,000)

Liabilities
Convertible notes payable, current portion	$300,000
Current portion of long-term note payable Wits Basin	$1,350,000
Accrued interest	$803,074
Accrued expenses	$411,212
Cabo convertible notes payable, long-term portion	$191,590
Long-term note payable Wits Basin, net of current	$650,000
Long-term note payable for Bates-Hunter Mine	$6,849,375	(1)

(1) The $329,875 increase from December 31, 2010 is due to the fluctuations in the exchange rate between the U.S. Dollar and Canadian Dollar.

The Company recorded approximately $3,466,000 of additional paid-in capital as a result of the transfer of assets and liabilities.

After the consummation of the Shea Exchange Agreement, the Company’s management decided to exercise its right to transfer this mining asset due to following: (1) the amount of liabilities directly attached to the Bates-Hunter Mine, (2) the prior failed attempts to drain the single mine shaft, (3) the metallurgical results of the approximately 12,000 feet drilling program, (4) its location at approximately 9,000 feet in elevation and (5) the estimated capital required to simply begin sampling below ground. As management began to explore the opportunities of custom toll milling, introductions were made of other mining opportunities that management believed offered much greater appeal as to their location in proximity to Nevada, stages of development and the opportunities of joint ventures. Management believes that the toll milling business could provide for vertical integration in an overall business plan.

NOTE 14 – INCOME TAXES

The components of income tax expense for the years ended December 31, 2011 and 2010, consist of the following:

	2011	2010
Current tax provision	$—	$—
Deferred tax provision	(4,194,000)	(826,000)
Valuation allowance	4,194,000	826,000
Total income tax provision	$—	$—

Reconciliations between the statutory rate and the effective tax rate for the years ended December 31, 2011 and 2010, consists as follows:

	2011	2010
Federal statutory tax rate	(34.0)%	(34.0)%
State taxes, net of federal benefit	0.0%	(3.0)%
Permanent differences	4.6%	15.8%
Other	0.1%	0.0%
Valuation Allowance	29.3%	21.2%
Effective tax rate	—	—

Significant components of the Company's estimated deferred tax assets and liabilities as of December 31, 2011 and 2010, is as follows:

Deferred tax assets:	2011	2010
Net operating loss carryforwards	$2,024,000	$728,000
Exploration rights	—	2,004,000
Accrued expenses	593,000	337,000
Mining and milling assets	(286,000)	—
Stock option expense	2,770,000	—
Foreign currency losses (gains)	—	9,000
Other	(2,000)	12,000
Total deferred tax asset	5,099,000	3,090,000
Valuation allowance	(5,099,000)	(3,090,000)
	$—	$—

The deferred tax provision component of income tax expense for the year ended December 31, 2011 differs from the current year change in the deferred tax assets as a result of approximately $2,185,000 of reduced deferred tax assets and valuation allowance relating to the Bates-Hunter Mine being recorded through additional paid-in capital as a result of the transfer of these assets back to Wits Basin (see Note 13).

As of December 31, 2011, we had approximately $5,874,000 of federal net operating loss carry forwards. These carry forwards, if not used, will begin to expire in 2028. Future utilization of our net operating loss carry forwards is subject to certain limitations under Section 382 of the Internal Revenue Code. We believe that the issuance of our common stock in exchange for the Shea Mining and Milling properties in March of 2011 resulted in an "ownership change" under the rules and regulations of Section 382. Accordingly, our ability to utilize our net operating losses generated prior to this date is limited to approximately $1,000,000 annually.

As of December 31, 2011, we do not believe any of our net operating loss carry forward consists of deductions generated by the exercise of warrants or options to purchase our stock. In the future, the stock options referenced in the above table of deferred tax items may be exercised and we may receive a tax deduction. To the extent that the tax deduction is included in a net operating loss carry forward and is in excess of amounts recognized for book purposes, no benefit will be recognized until the loss carry forward is recognized. Upon utilization and realization of the carry forward, the corresponding change in the deferred asset and valuation allowance will be recorded as additional paid-in capital.

We provide for a valuation allowance when it is more likely than not that we will not realize a portion of the deferred tax assets. We have established a valuation allowance against our net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, we have not reflected any benefit of such deferred tax assets in the accompanying financial statements. Our net deferred tax asset and valuation allowance increased by $2,009,000 in the year ended December 31, 2011.

We reviewed all income tax positions taken or that we expect to be taken for all open years and determined that our income tax positions are appropriately stated and supported for all open years. The fiscal tax years 2008 through 2011 remain open to examination by the Internal Revenue Service and various state taxing jurisdictions to which we are subject.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the years ended December 31:

	2011	2010
Basic earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(14,724,327)	$(3,890,271)
Weighted average of common shares outstanding	38,414,561	23,499,823

Basic net earnings (loss) per share	$(0.38)	$(0.17)

Diluted earnings (loss) per share calculation:
Net income (loss) per common shareholders	$(14,724,327)	$(3,890,271)
Basic weighted average common shares outstanding	38,414,561	23,499,823
Stock purchase warrants	(1)	(2)
Diluted weighted average common shares outstanding	38,414,561	23,499,823

Diluted net income (loss) per share	$(0.38)	$(0.17)

(1)	As of December 31, 2011, we had (i) 13,719,335 shares of common stock issuable upon the exercise of outstanding stock options, (ii) 12,076,878 shares of common stock issuable upon the exercise of outstanding warrants, (iii) reserved an aggregate of 5,149,378 shares of common stock issuable under outstanding convertible debt agreements and (iv) 1,919,000 shares reserved under private options. These 32,864,591 shares, which would be reduced by applying the treasury stock method, were excluded from diluted weighted average outstanding shares amount for computing the net loss per common share, because the net effect would be antidilutive for the period presented.
(2)	As of December 31, 2010, we had (i) 2,800,000 shares of common stock issuable upon the exercise of outstanding stock options and (ii) 3,044,000 shares of common stock issuable upon the exercise of outstanding warrants. These 5,844,000 shares, which would be reduced by applying the treasury stock method, were excluded from diluted weighted average outstanding shares amount for computing the net loss per common share, because the net effect would be antidilutive for the period presented.

NOTE 16 – SUPPLEMENTAL CASH FLOW INFORMATION

	December 31,		September 28, 2004 (inception) to December 31,
	2011	2010	2011

Supplemental cash flow information:
Cash paid for interest	$211,715	$54,918	$267,466
Cash paid for income taxes	$—	$—	$—

Disclosure of non-cash investing and financing activities:
Long-term debt incurred for the purchase of Bates-Hunter Mine	$—	$—	$6,156,251
Advances from Wits Basin incurred for purchase of Bates-Hunter Mine	$—	$—	$815,298
Accrued expenses incurred in connection with purchase of Bates-Hunter Mine	$—	$—	$307,500
Offset to advances from Wits Basin for common stock purchase	$—	$—	$(10)
Issuance of common stock in lieu of payment on long- term debt	$500,000	$—	$750,000
Amounts due to Wits Basin reclassified as additional paid-in capital	$—	$—	$3,867,872
Amounts due to Wits Basin converted into a long-term note payable	$—	$—	$2,500,000
Accrued expenses converted into notes payable	$85,667	$—	$537,257
Issuance of equity securities in exchange for prepaid consulting fees	$—	$491,000	$491,000
Debt and accrued interest converted into common stock	$82,867	$—	$82,867
Short-term notes payable and accrued interest converted into convertible promissory notes	$138,939	$—	$138,939
Accounts payable converted into convertible promissory notes	$35,000	$—	$35,000

NOTE 17 – SUBSEQUENT EVENTS

Eviction from Amargosa Lab

With the consummation of the Shea Exchange Agreement, we acquired other assets. The other assets we acquired consisted of a property lease, which allowed us the use of an assay lab property and the associated water permits, (with a right to purchase for $6 million) and a contract agreement, which allowed us the use of processing permits, located in Amargosa Valley, Nevada (“Amargosa”). We were required to pay a monthly base rent of $17,500 on this lease and $5,000 on the contract agreement. Subsequent to December 31, 2011, the landlord of the Amargosa lease caused to have served a Five Day Notice To Pay Rent Or Quit due to default in the monthly $17,500 lease payments. The Company began immediate communications with the landlord, which resulted in a delay of further actions by the landlord to pursue any remedies. Then on February 9, 2012, the landlord caused to have served an Order For Summary Eviction (“Eviction”) due to continued default in lease payments. Effective with the Eviction, a total of $70,000 lease payments remain unpaid as well as $8,500 of late fees required pursuant to the terms of the lease. On February 10, 2012, the Beatty County Sheriff completed the Eviction at Amargosa and we as such, no longer have access to the assay lab or permits at Amargosa.

Resignation of board member

On February 11, 2012, the Company received from Manfred E. Birnbaum a notice of resignation from the Board of Directors (the “Board”).

Effective with Mr. Birnbaum’s resignation, the Company’s Board approved a grant of 100,000 options for his continued service as a consultant. Furthermore, the Board amended his restricted stock unit agreement to allow for an immediate vesting of his 90,000 restricted stock units of the Company’s common stock and further allows for five (5) additional years to exercise his currently issued and fully vested 700,000 stock options.

Additional Short-term loans from Pure Path

Pure Path has loaned the Company an aggregate of $185,000 since February 2012 through April 2012, in a series of six-month loans that accrue interest at 6% per annum.

