Form 10-Q
period 2012-03-31
Standard Gold
filed 2012-06-05
CIK 773717

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of June 1, 2012, there were 43,918,756 shares of the Registrant’s common stock, par value $.001, outstanding.

STANDARD GOLD, INC.

FORM 10-Q

TABLE OF CONTENTS

MARCH 31, 2012

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain statements which are forward-looking in nature and are based on the current beliefs of our management as well as assumptions made by and information currently available to management, including statements related to the uncertainty of the quantity or quality of probable ore reserves, the fluctuations in the market price of such reserves, general trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this Form 10-Q, the words “may,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict” and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. These statements reflect our judgment as of the date of this Form 10-Q with respect to future events, the outcome of which is subject to risks. We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectations, which may have a significant impact on our business, operating results, financial condition or your investment in our common stock, as described in Part I, Item 1A entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

STANDARD GOLD, INC.

(AN EXPLORATION STAGE COMPANY)

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Condensed Balance Sheets

	March 31,	December 31,
	2012	2011
	(unaudited)	(audited)
Assets
Current assets:
Cash	$3,075	$620
Prepaid expenses	35,322	37,835
Total current assets	38,397	38,455

Shea Mining and Milling Assets	35,159,427	35,159,427
Property, plant and equipment, net	40,925	40,925
Debt issuance costs, net	—	275
Total Assets	$35,238,749	$35,239,082

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term notes payable	$2,232,728	$2,072,728
Convertible notes payable, current portion	2,534,606	2,300,973
Due to Wits Basin Precious Minerals Inc	16,616	16,616
Accounts payable	547,593	580,343
Due to Shea Mining and Milling	365,000	400,000
Accrued interest	226,140	119,644
Accrued expenses	1,279,639	1,137,379
Total current liabilities	7,202,322	6,627,683

Preferred stock, $.001 par value, 50,000,000 shares authorized:
10,000,000 and 10,000,000 shares issued and outstanding
at March 31, 2012 and December 31, 2011, respectively	10,000,000	10,000,000

Shareholders’ equity (deficit):
Common stock, $.001 par value, 100,000,000 shares authorized:
43,898,756 and 43,848,756 shares issued and outstanding
at March 31, 2012 and December 31, 2011, respectively	43,898	43,848
Additional paid-in capital	44,180,399	43,882,949
Accumulated deficit during exploration stage	(26,187,870)	(25,315,398)
Total shareholders’ equity	18,036,427	18,611,399
Total Liabilities and Shareholders’ Equity	$35,238,749	$35,239,082

The accompanying notes are an integral part of these condensed financial statements.

STANDARD GOLD, INC.

(AN EXPLORATION STAGE COMPANY)

Condensed Statements of Operations

(unaudited)

	Three Months Ended March 31,		September 28, 2004 (inception) to March 31,
	2012	2011	2012

Revenues	$—	$—	$—

Operating expenses:
General and administrative	532,068	6,987,212	13,777,443
Exploration expenses	—	36,321	5,876,922
Depreciation and amortization	—	21,720	331,361
Loss on disposal of assets	—	—	12,362
Total operating expenses	532,068	7,045,253	19,998,088
Loss from operations	(532,068)	(7,045,253)	(19,998,088)

Other income (expense):
Other income	—	—	1,691
Interest expense	(340,404)	(484,444)	(5,837,778)
Foreign currency loss	—	(179,465)	(353,695)
Total other income (expense)	(340,404)	(663,909)	(6,189,782)
Loss from operations before income taxes	(872,472)	(7,709,162)	(26,187,870)

Income tax provision	—	—	—
Net loss	$(872,472)	$(7,709,162)	$(26,187,870)

Basic and diluted net loss per common share	$(0.02)	$(0.28)

Basic and diluted weighted average
common shares outstanding	43,891,613	27,827,294

The accompanying notes are an integral part of these condensed financial statements.

STANDARD GOLD, INC.

(AN EXPLORATION STAGE COMPANY)

Condensed Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,		September 28, 2004 (inception) to March 31,
	2012	2011	2012
OPERATING ACTIVITIES:
Net loss	$(872,472)	$(7,709,162)	$(26,187,870)
Adjustments to reconcile net loss to cash
flows used in operating activities:
Depreciation and amortization	—	21,720	331,361
Amortization of imputed interest and original issue discounts on debt	233,633	313,243	3,161,795
Amortization of prepaid consulting fees related to issuance of common stock and warrants	—	112,000	491,000
Amortization of debt issuance costs	275	4,813	29,239
Compensation expense related to issuance of common stock and stock option grants	265,000	6,613,006	8,202,000
Loss on foreign currency	—	179,465	353,695
Issuance of common stock for expenses	—	—	2,118,400
Loss on disposal of miscellaneous assets	—	—	12,362
Issuance of equity securities by Wits Basin for exploration expenses	—	—	334,950
Debt incurred for exploration expenses	—	—	75,000
Changes in operating assets and liabilities:
Prepaid expenses	2,513	(47,462)	(35,322)
Accounts payable	(32,750)	106,922	467,593
Accrued expenses and other	246,256	319,709	3,118,439
Net cash used in operating activities	(157,545)	(85,746)	(7,527,358)

INVESTING ACTIVITIES:
Purchases of Shea Mining and Milling assets	—	(962,977)	(1,020,427)
Purchases of equipment	—	—	(185,215)
Net cash used in investing activities	—	(962,977)	(1,205,642)

FINANCING ACTIVITIES:
Payments on long-term debt	—	—	(491,106)
Payments from (advances to) Wits Basin	—	(27,624)	5,314,251
Cash proceeds from issuance of common stock, warrants and exercise of stock options, net	—	50,000	1,173,694
Cash proceeds from short-term debt	160,000	1,137,500	2,778,500
Debt issuance costs	—	(13,365)	(39,264)
Net cash provided by financing activities	160,000	1,146,511	8,736,075

Increase (decrease) in cash and cash equivalents	2,455	97,788	3,075
Cash and cash equivalents, beginning of period	620	154	—
Cash and cash equivalents, end of period	$3,075	$97,942	$3,075

Supplemental cash flow information:
Cash paid for interest	$—	$2,416	$267,466
Cash paid for income taxes	$—	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

STANDARD GOLD, INC.

(AN EXPLORATION STAGE COMPANY)

Notes to Condensed Financial Statements

March 31, 2012

(unaudited)

NOTE 1 - OVERVIEW

Standard Gold, Inc. (“we,” “us,” “our,” “Standard Gold” or the “Company”) is an exploration stage company based in Minneapolis, Minnesota.

Standard Gold, Inc. (formerly known as Princeton Acquisitions, Inc.) was incorporated in the State of Colorado on July 10, 1985, as a blind pool or blank check company. On September 29, 2009, we completed a share exchange agreement with Hunter Bates Mining Corporation, a Minnesota corporation formed in April 2008 (“Hunter Bates”) and certain of its shareholders, in which Hunter Bates’ shareholders exchanged all of their capital securities into similar capital securities of ours (the “Hunter Bates Share Exchange”) and we adopted the business model of Hunter Bates of minerals exploration and mining. Accordingly, the Hunter Bates Share Exchange represented a change in control and Hunter Bates became a wholly owned subsidiary of Standard Gold.

Prior to September 29, 2009, Wits Basin Precious Minerals Inc., a Minnesota corporation and public reporting company quoted on the Pink Sheets under the symbol “WITM” (“Wits Basin”) was the majority shareholder of Hunter Bates. Hunter Bates acquired the prior producing gold mine properties (consisting of land, buildings, equipment, mining claims and permits) located in Central City, Colorado, known as the “Bates-Hunter Mine.” Since August 2008, no exploration activities had been conducted at the Bates-Hunter Mine due to funding. As part of the Shea Exchange Agreement (described below), we had the right, at our option, at any time prior to June 13, 2011, to transfer our entire interest in our subsidiary, Hunter Bates, which included the Hunter-Bates Mine and all related obligations and liabilities back to Wits Basin. On April 29, 2011, the Company’s management exercised its right to transfer our entire ownership interest in Hunter Bates to Wits Basin.

On March 15, 2011, we closed a series of transactions, whereby we acquired certain assets of Shea Mining & Milling, LLC (“Shea Mining”), which assets include land, buildings, a dormant milling facility, abandoned milling equipment, water permits, mine tailings, mine dumps and the assignment of a note payable, a lease and a contract agreement with permits (the “Shea Exchange Agreement”). We completed the Shea Exchange Agreement to acquire the Shea Mining assets and develop a toll milling services business of precious minerals. Toll milling is a process whereby mined material is crushed and ground into fine particles to ease the extraction of any precious minerals contained therein, such as gold, silver, lead, zinc and copper, and rare earth metals.

The Company’s Internet website is at www.standardgoldmilling.com.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The 2011 consolidated financial statements include the accounts of Standard Gold, Inc., and our wholly owned subsidiary Hunter Bates Mining Corporation (and its wholly owned subsidiary Gregory Gold Producers, Inc). All significant intercompany transactions and balances have been eliminated in the 2011 consolidation.

Effective April 29, 2011, Standard Gold transferred its entire ownership in Hunter Bates to Wits Basin and subsequently became a single reporting entity. The 2012 financial statements include only the accounts of Standard Gold.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K filed May 17, 2012. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year as a whole.

Shea Mining and Milling Assets

We have recorded the fair value of the Shea Mining and Milling assets as an aggregate amount on our condensed balance sheets. The assets include the mine tailings and dumps, the land, water rights and the milling facility (the buildings and equipment). None of the assets have been put into production, nor have we performed any repair or updates to any of the equipment or buildings. As such, we will continue to classify them under a single listing.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2012		2011
Basic earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(872,472)		$(7,709,162)
Weighted average of common shares outstanding	43,891,613		27,827,294

Basic net earnings (loss) per share	$(0.02)		$(0.28)

Diluted earnings (loss) per share calculation:
Net income (loss) per common shareholders	$(872,472)		$(7,709,162)
Basic weighted average common shares outstanding	43,891,613		27,827,294
Options, convertible debentures and warrants	(1	)(2)
Diluted weighted average common shares outstanding	43,891,613		27,827,294

Diluted net earnings (loss) per share	$(0.02)		$(0.28)

(1)	As of March 31, 2012, we had (i) 9,319,335 shares of common stock issuable upon the exercise of outstanding stock options, (ii) 12,076,878 shares of common stock issuable upon the exercise of outstanding warrants, (iii) reserved an aggregate of 5,149,378 shares of common stock issuable under outstanding convertible debt agreements and (iv) 1,919,000 shares reserved under private options. These 28,464,591 shares, which would be reduced by applying the treasury stock method, were excluded from diluted weighted average outstanding shares amount for computing the net loss per common share, because the net effect would be antidilutive for each of the periods presented.
(2)	As of March 31, 2011, we had (i) 13,500,000 shares of common stock issuable upon the exercise of outstanding stock options, (ii) 9,666,878 shares of common stock issuable upon the exercise of outstanding warrants, (iii) reserved an aggregate of 3,950,000 shares of common stock issuable under outstanding convertible debt agreements and (iv) 1,929,000 shares reserved under private options. These 29,045,878 shares, which would be reduced by applying the treasury stock method, were excluded from diluted weighted average outstanding shares amount for computing the net loss per common share, because the net effect would be antidilutive for each of the periods presented.

NOTE 4 – COMPANY’S CONTINUED EXISTENCE

The accompanying condensed financial statements have been prepared in conformity with US GAAP, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2012, we incurred losses from operations of $872,472. At March 31, 2012, we had an accumulated deficit of $26,187,870 and a working capital deficit of $7,163,925. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. We believe that future private placements of equity capital and debt financing are needed to fund our long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If we are unable to obtain the necessary capital, we may have to cease operations.

NOTE 5 – ACQUISITION OF SHEA MINING AND MILLING ASSETS

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

The Tonopah property was subject to an existing $2.5 million first deed of trust which was in default at the time of the Shea Exchange Agreement and included accrued interest of $375,645, which was also assumed in the transaction. As part of the assignment, NJB Mining, Inc. (“NJB”) modified the related note to allow us until May 14, 2011 to refinance this mortgage, which was subsequently extended numerous times. As of August 31, 2011, we were still in default under the terms of the Loan Modification Agreement, and therefore entered into a forbearance agreement with NJB, (the “NJB Forbearance Agreement”), in which NJB agreed to forbear from initiating legal proceedings, including forbearance of the deed of trust and enforcement of its collection remedies. The NJB Forbearance Agreement further provided for additional extensions up through December 9, 2011. On December 9, 2011, Pure Path Capital Management Company, LLC. (“Pure Path”) purchased the Loan Modification Agreement and the NJB Forbearance Agreement directly from NJB. On December 21, 2011, we entered into an amended and restated forbearance agreement with Pure Path (the “A&R Forbearance”), whereby Pure Path extended the provisions of the NJB Forbearance Agreement. As of March 31, 2012, the principal amount outstanding on the A&R Forbearance is $2,047,728 (plus accrued interest). Pure Path has provided an additional extension to stay any action of the A&R Forbearance until June 8, 2012; such extension was provided without additional consideration. We are still in negotiations with Pure Path in order to complete definitive documents to release the A&R Forbearance and structure a new note. If such arrangements are not agreed to, we could lose the Tonopah property and/or be required to issue an additional 5,000,000 shares of our common stock.

In connection with the Shea Exchange Agreement, we also were assigned the ownership of approximately a six square mile section of mine dump material in Manhattan, Nevada (“Manhattan”).

The other assets we acquired consisted of a property lease, which allowed us the use of an assay lab property and the associated water permits, (with a right to purchase for $6 million) and a contract agreement, which allowed us the use of processing permits, located in Amargosa Valley, Nevada (“Amargosa”). We paid a monthly base rent of $17,500 on this lease and $5,000 monthly on the contract agreement. In January 2012, the landlord of the Amargosa lease caused to have served a Five Day Notice To Pay Rent Or Quit due to default in the monthly $17,500 lease payments. The Company began immediate communications with the landlord, which resulted in a delay of further actions by the landlord to pursue any remedies. Then on February 9, 2012, the landlord caused to have served an Order For Summary Eviction (“Eviction”) due to continued default in lease payments. Effective with the Eviction, a total of $112,500 lease payments remain unpaid as well as $10,500 of late fees required pursuant to the terms of the lease. On February 10, 2012, the Beatty County Sheriff completed the Eviction at Amargosa and we as such, no longer have access to the assay lab or permits at Amargosa.

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

The purchase consideration of the assets acquired was calculated as follows:

Issuance of 35,000,000 shares of common stock with an estimated fair value of $0.89 per share (closing sales price on March 15, 2011)	$31,150,000
Cash consideration ($250,000 paid at closing, $365,000 still payable at March 31, 2012)	700,000
Assumption of NJB Mining mortgage	2,500,000
Assumption of accrued interest and other liabilities	463,184
Legal costs (includes issuance of 100,000 shares of common stock valued at $89,000)	205,258
Other direct expenses incurred in connection with the Shea Exchange Agreement	140,985
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

Simultaneous with these transactions, pursuant to the Shea Exchange Agreement, Wits Basin exchanged 19,713,544 shares of our common stock it held for 10 million shares of our newly created non-voting 5% preferred stock, referred to as the “Series A Preferred Stock.” The Series A Preferred Stock has a liquidation preference of $10 million, payable only upon certain liquidity events or upon achievement of a market value of our equity equaling $200 million or more. Additional details regarding the Series A Preferred Stock can be found in our Second Amended and Restated Articles of Incorporation, which were filed with the Colorado Secretary of State on March 15, 2011. Additionally, on April 29, 2011, we transferred our entire ownership interest in our subsidiary, Hunter Bates, which included the Bates-Hunter Mine and related debt, to Wits Basin.

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

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

After we consummated the Shea Exchange Agreement, we purchased some miscellaneous assets for use at the Amargosa property. On February 10, 2012, we were evicted from the Amargosa property and we have not yet renegotiated different terms with the landlord. Since we no longer have access to any of our equipment, we may have to forfeit recovery of such equipment, but until such time that we can determine that we can not come to new terms with the Amargosa landlord, management has decided that no impairment charges will be recognized on these assets. Depreciation expense recorded on allowable assets was calculated on a straight-line method over the estimated useful life, ranging from five to seven years. Since all of our depreciable assets are idle and not in use, management did not record any depreciation for the three months ended March 31, 2012.

Components of our property, plant and equipment are as follows:

	March 31,	December 31,
	2012	2011
Equipment	$41,587	$41,587
Less accumulated depreciation	(662)	(662)
	$40,925	$40,925

NOTE 7 – DEBT ISSUANCE COSTS

We recorded debt issuance costs with respect to legal services incurred relating to the various promissory notes issued. Debt issuance costs are being amortized on a straight-line basis (which approximates the effective interest method) over the term of the corresponding debt.

The following table summarizes the amortization of debt issuance costs:

	March 31,	December 31,
	2012	2011
Debt issuance costs, net, beginning of period	$275	$13,367
Add: additional debt issuance costs	—	13,365
Less: debt issuance costs transferred (1)	—	(10,025)
Less: amortization of debt issuance costs	(275)	(16,432)
Debt issuance costs, net, end of period	$—	$275

(1) The transfer of our Hunter Bates subsidiary to Wits Basin occurred on April 29, 2011, requiring these costs directly attributable to the Bates-Hunter Mine to be transferred.

NOTE 8 – SHORT-TERM NOTES PAYABLE

The following table summarizes the Company’s short-term notes payable:

	March 31,	December 31,
	2012	2011
Promissory note issued on September 7, 2010, in the principal amount of $25,000 to Stephen Flechner, our President at the time, utilized for a potential mining project; stated interest rate of 5%; accrued interest of $1,987 at March 31, 2012; with a maturity date of November 30, 2010 and currently past due, original terms apply in the default period. (1)	$25,000	$25,000

Secured note payable originated in connection with the Shea Exchange Agreement, stated interest rate of 7.5%; accrued interest of $79,244 at March 31, 2012 based on the default interest rate of 12.5%. (2)	2,047,728	2,047,728

Pure Path has advanced, under a verbal agreement, an aggregate $160,000 during the three months ended March 31, 2012. These advances are unsecured, due on June 8, 2012 and accrue interest at 12.5%. Accrued interest aggregated $3,465 at March 31, 2012.	160,000	—
Totals	$2,232,728	$2,072,728

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

(2) On December 9, 2011, Pure Path Capital Management Company, LLC (“Pure Path”) purchased the Loan Modification Agreement and the NJB Forbearance Agreement directly from NJB. On December 21, 2011, we entered into an amended and restated forbearance agreement with Pure Path (the “A&R Forbearance”), whereby Pure Path extended the provisions of the NJB Forbearance Agreement. Pure Path has provided an additional extension to stay any action of the A&R Forbearance until June 8, 2012; such extension was provided without additional consideration.

The Company has placed in escrow the following: (i) a Deed in Lieu of Foreclosure, (ii) Water Rights Deed and (iii) a Bill of Sale. Should the Company not meet the requirements of the June 8, 2012 deadline, Pure Path has the right to take immediate title to the assets located in Tonopah and interest in all leases, contracts and permits related to ownership, occupancy and operation of said assets. We are still in negotiations with Pure Path in order to complete definitive documents to release the A&R Forbearance and structure a new note. If such arrangements are not agreed to, we could lose the Tonopah property and/or be required to issue an additional 5,000,000 shares of our common stock.

Summary

The following table summarizes the short-term notes payable balances:

Balance at December 31, 2011	$2,072,728
Add: advances from Pure Path	160,000
Balance at March 31, 2012	$2,232,728

The weighted average interest rate on short-term notes payable at March 31, 2012 was 12.4%.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

Beginning in January 2011 through November 2011, we entered into six-month convertible promissory notes (the “CP Notes”) with accredited investors. The terms of the CP Notes are: (i) accrue interest at 6% per annum (ii) include the right to convert into our common stock at any time, at a price of $0.50 per share, and (iii) the issuance of a two-year stock purchase warrant, with an exercise price of $0.50 per share, at a rate of two warrants per $1 of CP Notes. The warrants created a debt discount of $1,482,137. In addition, due to proceeds allocated between the debt and warrants, beneficial conversion charges were created totaling an additional debt discount of $1,074,066. Both discounts are being amortized over the 6-month term of the CP Notes.

For the three months ended March 31, 2012, we recorded $111,269 of amortization of the value assigned to the additional beneficial conversion feature of the CP Notes and $122,364 amortization of warrant debt discount.

As of March 31, 2012, three convertible note holders converted $81,750 of principal plus $1,117 accrued interest into 165,735 shares of common stock.

The following table summarizes the Company’s convertible notes:

	March 31,	December 31,
	2012	2011
Convertible promissory notes net of unamortized discount of $40,083 at March 31, 2012; interest rate of 6%; accrued interest of $141,444 at March 31, 2012 and most of these CP Notes are past due and original terms apply in the default period.	$2,534,606	$2,300,973

Totals	2,534,606	2,300,973
Less: current portion	(2,534,606)	(2,300,973)
Long-term portion	$—	$—

As of March 31, 2012, the outstanding principal balance of convertible notes is $2,574,689.

NOTE 10 - SHAREHOLDERS’ EQUITY

Preferred Stock

Simultaneous with the Shea Exchange Agreement, Wits Basin exchanged 19,713,544 shares of our common stock it held for 10 million shares ($.001 par value each) of our newly created non-voting 5% preferred stock, referred to as the "Series A Preferred Stock" with an original issue price of $1.00 per share. The Series A Preferred Stock has a liquidation preference of $10 million, payable only upon certain liquidity events or upon achievement of a market value of our equity equaling $200 million or more. As of March 31, 2012, there were undeclared dividends of approximately $521,000 on the outstanding Series A Preferred Stock. In conformity with accounting principles generally accepted in the United States of America, these undeclared dividends have not been accrued in the Company’s financial statements and had no effect on the earnings per share calculation.

Common Stock Issuances

During the three months ended March 31, 2012, we issued 50,000 shares of our unregistered common stock (valued at $32,500) to a consultant for services rendered and accrued during 2011.

Stock Option Grants

We have one stock option plan: the 2010 Stock Incentive Plan, as amended (the “Plan”). Stock options, stock appreciation rights, restricted stock and other stock and cash awards may be granted under the Plan. In general, options vest over a period ranging from immediate vesting to five years and expire 10 years from the date of grant. Effective July 25, 2011, the Plan was amended to increase the total shares of stock which may be issued under the Plan from 13,500,000 to 14,500,000. As of March 31, 2012, an aggregate of 5,400,000 shares of our common stock are available to be granted under our Plan.

On February 11, 2012, the Company received from Manfred E. Birnbaum a notice of resignation from the Company’s Board of Directors (the “Board”). Effective with Mr. Birnbaum’s resignation, the Board approved a five-year option to purchase 100,000 shares of the Company’s common stock (valued at $43,000) at an exercise price of $0.47 per share, which was the closing price of the Company’s common stock on February 10, 2012, for his continued service as a consultant.  The option is subject to the terms of the Plan and vested immediately. Furthermore, the Board authorized an additional five (5) years to exercise his currently issued 900,000 stock options. The Company charged $222,000 to expense for the three months ended March 31, 2012, as a result of these modifications.

The Company uses the Black-Scholes pricing model as a method for determining the estimated fair value for stock awards. Compensation expense for stock awards is recognized on a straight-line basis over the vesting period of service awards and for performance based awards, the Company recognizes the expense when the performance condition is probable of being met.

In determining the compensation cost of the options granted during fiscal 2012 and 2011, the fair value of each option grant had been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized below:

	2012	2011
Risk-free interest rate	1.89%	2.00% – 2.25%
Expected volatility factor	153%	146% - 158%
Expected dividend	—	—
Expected option term	5 years	10 years

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

We recorded $265,000 and $$6,613,006 related to employee stock compensation expense for the three months ended March 31, 2012 and 2011, respectively. All stock compensation expense is included in general and administrative expense. The compensation expense had a $0.01 and $0.24 per share impact on the loss per share for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, all stock options issued are fully vested and no further compensation expense will be recognized on the currently issued 11,238,335 options.

The following table summarizes information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price
Options outstanding – December 31, 2011	15,638,335	$0.62

Granted	100,000	0.47
Canceled or expired	(4,500,000)	0.51
Exercised	—	—
Options outstanding – March 31, 2012	11,238,335	$0.66

Options exercisable – March 31, 2012	11,238,335	$0.66

Weighted average fair value of options granted
during the three months ended March 31, 2012		$0.43
Weighted average fair value of options granted
during the three months ended March 31, 2011		$0.51

The following table summarize information about stock options outstanding and exercisable at March 31, 2012:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$0.47 to $0.60	7,649,335	8.2 years	$0.52	$693,233
$0.72 to $0.90	2,000,000	8.1 years	$0.86	$—
$1.00 to $1.50	1,589,000	3.9 years	$1.09	$—
$0.47 to $1.50	11,238,335	7.6 years	$0.66	$693,233

(1) The aggregate intrinsic value in the table represents the difference between the closing stock price on March 31, 2012 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on March 31, 2012. No options were exercised as of March 31, 2012.

Stock Warrants

The Company did not issue any stock purchase warrants during the three months ended March 31, 2012.

The following table summarizes information about the Company’s stock warrants outstanding:

	Number	Weighted Average Exercise Price	Range of Exercise Price		Weighted Remaining Contractual Life
Outstanding at December 31, 2011	12,076,878	$0.62		$0.50 – 1.00

Granted	—	—		—
Cancelled or expired	—	—		—
Exercised	—	—		—
Warrants outstanding at March 31, 2012	12,076,878	$0.62		$0.50 – 1.00	2.3 years

Warrants exercisable at March 31, 2012	12,076,878	$0.62	$	$ 0.50 – 1.00

The aggregate intrinsic value of the 12,076,878 outstanding and exercisable warrants at March 31, 2012, was $699,657. The intrinsic value is the difference between the closing stock price on March 31, 2012 and the exercise price, multiplied by the number of in-the-money warrants had all warrant holders exercised their warrants on March 31, 2012.

NOTE 11 – RELATED PARTY TRANSACTIONS

Afignis, LLC

Pursuant to the Shea Exchange Agreement on March 15, 2011, by and between us, Shea Mining, Afignis, LLC, Leslie Lucas Partners, LLC, Wits Basin and Alfred A. Rapetti, we acquired certain assets from Shea Mining in exchange for 35,000,000 shares of our unregistered shares. Those shares were issued equally to the Shea Mining members of Afignis, LLC and Leslie Lucas Partners, LLC. Sharon Ullman, our Interim Chief Executive Officer and a member of our Board, is the Manager of Afignis.

Midwest Investment Partners LLC

Blair Mielke, a member of our Board, is also a Managing Member of Midwest Investment Partners LLC. Midwest holds the voting rights of the 17,500,000 Leslie Lucas Partners, LLC shares of our common stock until such time as the shares are sold in the public markets in accordance with all applicable Federal and state securities laws. Additionally, during 2011 the Company entered into two six-month 6% convertible promissory notes with Midwest, aggregating $75,000 (See Note 9).  At March 31, 2012, the aggregate outstanding balance on these notes was $75,000.  In connection with these notes, Midwest was also granted two-year stock purchase warrants to purchase up to 150,000 shares of the Company’s common stock at $0.50 per share.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

As of March 31, 2012, the Company has not yet constructed a toll milling facility in Clark County, Nevada.  To date, the Company has not issued any stock to the consultant and made only one of the $10,000 monthly payments due the consultant. At March 31, 2012, the Company has accrued $246,750 and $77,800 for the future issuance of the common stock and unpaid monthly cash payments, respectively.

NOTE 13 – SUBSEQUENT EVENTS

Pure Path has advanced the Company an aggregate of $71,295 subsequent to March 31, 2012, in a series of short-term loans with stated interest rate of 12.5% and maturity dates of June 8, 2012.

On May 21, 2012, a convertible promissory note holder converted $10,000 of principal into 20,000 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations

The following management discussion and analysis of financial condition and results of operations should be read in connection with the accompanying unaudited condensed financial statements and related notes thereto included elsewhere in this Report and the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2011.

OVERVIEW

Standard Gold, Inc. (formerly known as Princeton Acquisitions, Inc.) was incorporated in the State of Colorado on July 10, 1985, as a blind pool or blank check company. On September 29, 2009, we completed a share exchange agreement with Hunter Bates Mining Corporation, a Minnesota corporation formed in April 2008 (“Hunter Bates”) and certain of its shareholders, in which Hunter Bates’ shareholders exchanged all of their capital securities into similar capital securities of ours (the “Hunter Bates Share Exchange”) and we adopted the business model of Hunter Bates of minerals exploration and mining. Accordingly, the Hunter Bates Share Exchange represented a change in control and Hunter Bates became a wholly owned subsidiary of Standard Gold.

Prior to September 29, 2009, Wits Basin Precious Minerals Inc., a Minnesota corporation and public reporting company quoted on the Pink Sheets under the symbol “WITM” (“Wits Basin”) was the majority shareholder of Hunter Bates. Hunter Bates acquired the prior producing gold mine properties (consisting of land, buildings, equipment, mining claims and permits) located in Central City, Colorado, known as the “Bates-Hunter Mine.” Since August 2008, no exploration activities had been conducted at the Bates-Hunter Mine due to funding. As part of the Shea Exchange Agreement (described below), we had the right, at our option, at any time prior to June 13, 2011, to transfer our entire interest in our subsidiary, Hunter Bates, which included the Hunter-Bates Mine and all related obligations and liabilities back to Wits Basin. On April 29, 2011, the Company’s management exercised its right to transfer our entire ownership interest in Hunter Bates to Wits Basin.

On March 15, 2011, we closed a series of transactions, whereby we acquired certain assets of Shea Mining & Milling, LLC (“Shea Mining”), which assets include land, buildings, a dormant milling facility, abandoned milling equipment, water permits, mine tailings, mine dumps and the assignment of a note payable, a lease and a contract agreement with permits (the “Shea Exchange Agreement”). We completed the Shea Exchange Agreement to acquire the Shea Mining assets and develop a toll milling services business of precious minerals. Toll milling is a process whereby mined material is crushed and ground into fine particles to ease the extraction of any precious minerals contained therein, such as gold, silver, lead, zinc and copper, and rare earth metals.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2011.

Revenues

We had no revenues from any exploration operations for the three months ended March 31, 2012 and 2011. Furthermore, we do not anticipate having any significant future revenues until we have sufficiently funded operations.

Operating Expenses

General and administrative expenses were $532,068 for the three months ended March 31, 2012 as compared to $6,987,212 for the same period in 2011. A significant portion of the general and administrative expenses are recognition of stock option expense. For the 2012 period we recorded $265,000 in option expense as compared to $6,613,006 for 2011. Should we secure adequate financing, we anticipate that future operating expenses will continue to increase for fiscal 2012 as we continue to build the infrastructure to proceed with tolling milling services and possible entrance into other mine properties.

Exploration expenses were $0 for the three months ended March 31, 2012 as compared to $36,321 for the same period in 2011. Exploration expenses for 2011 relate to the cash expenditures reported for the maintenance work at the Bates-Hunter project and for due diligence on other gold exploration projects. With the transfer of our ownership interest in Hunter Bates to Wits Basin on April 29, 2011, we do not expect to have any exploration expenses until such time as we acquire other mining properties or are able to enter into some type of joint venture with existing mines.

Depreciation and amortization expenses were $0 for the three months ended March 31, 2012 as compared to $21,720 for the same period in 2011. The 2011 amounts primarily represent depreciation of fixed assets for the Bates-Hunter Mine. We transferred the depreciable assets related to the Bates-Hunter Mine back to Wits Basin on April 29, 2011 and will no longer be recording any depreciation expenses specifically related to the Bates-Hunter Mine. On February 10, 2012, we were evicted from the Amargosa property and we have not yet renegotiated different terms with the landlord. Since we no longer have access to any of our equipment, we may have to forfeit recovery of such equipment, but until such time that we can determine that we can not come to new terms with the Amargosa landlord, management has decided that no impairment charges will be recognized on these assets. Since all of our depreciable assets are idle and not in use, management did not record any depreciation for the three months ended March 31, 2012.

Other Income and Expenses

Interest Expense

Interest expense for the three months ended March 31, 2012 was $340,404 compared to $484,444 for the same period in 2011. The 2012 and 2011 amounts relate to the interest due on our notes payable: (i) the short-term notes payable, (ii) the convertible notes we entered into during 2011 plus the amortization of the value assigned to additional beneficial conversion features and warrants issued, and (iii) the amortization of debt issuance costs. The non-cash interest expenses for the three months ended March 31, 2012 was $233,908 compared to $318,056 for the same period in 2011.

Foreign Currency

With the consummation of the Bates-Hunter Mine acquisition in June 2008, we had been recording direct non-cash foreign currency exchange gains and losses due to our dealings with the limited recourse promissory note, which was payable in Canadian Dollars. We recorded losses of $0 and $179,465 for the three months ended March 31, 2012 and 2011, respectively, due to the fluctuation of the exchange rate between the US Dollar and the Canadian Dollar. With the transfer of our ownership interest in Hunter Bates, which included the Bates-Hunter Mine and its related limited recourse promissory note to Wits Basin on April 29, 2011, we are no longer incurring any gains or losses due to foreign currency exchange rates.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements through the issuance of short-term debt and convertible debt during 2012 and 2011. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had a working capital deficit of $7,163,925 at March 31, 2012. Cash and cash equivalents were $3,075 at March 31, 2012, representing an increase of $2,455 from the cash and cash equivalents of $620 at December 31, 2011.

Our cash reserves will not be sufficient to meet our operational needs and thus, we need to raise additional capital to pay for our operational expenses and provide for capital expenditures. Our basic operational expenses are estimated at approximately $80,000 per month and we continue to have debt service commitments, which includes approximately $2,439,000 (plus accrued interest) due to Pure Path and $2,574,689 (plus accrued interest) if the convertible note holders do not convert any portion of their convertible notes. Above the basic operational expenses, we estimate that we need approximately $1,200,000 to begin limited tolling operations at a new facility located in Clark County, Nevada. If we are not able to raise additional working capital, we may have to cease operations altogether.

For the three months ended March 31, 2012, we had net cash used in operating activities of $157,545 as compared to $85,746, for the three months ended March 31, 2011. The increase in 2012 is due primarily from the cash being expended on accrued expenses and payables.

For the three months ended March 31, 2011, we had net cash used in investing activities of $962,977 all related to the Shea Transaction with no cash used in investing activities during the three months ended March 31, 2012.

For the three months ended March 31, 2012 and 2011, we had net cash provided by financing activities of $160,000 and $1,146,511, respectively. During 2012, we were advanced $160,000 by Pure Path, resulting in cash proceeds of $160,000. During 2011, we issued six-month convertible promissory notes resulting in gross cash proceeds of $1,137,500.

The following table summarizes our debt as of March 31, 2012:

Outstanding Amount	Interest Rate	Unamortized Discounts	Accrued Interest	Maturity Date	Type
$25,000 (1)	5%	$—	$1,987	November 30, 2010	Conventional
$2,047,728 (2)	12.5% (3)	$—	$79,244	February 8, 2012 (4)	Conventional
$2,534,606 (5)	6%	$40,083	$141,444	(6)	Convertible
$160,000 (7)	12.5%	$—	$3,465	June 8, 2012	Conventional

(1)	Promissory note issued on September 7, 2010, to Stephen Flechner, our President at the time, currently past due, original terms apply in the default period.
(2)	Represents the outstanding balance of the original note payable to NJB Mining Inc. that was purchased directly by Pure Path Capital Management (for the assets located in Tonopah).
(3)	The stated interest rate is 7.5%, but since the note was not paid in full by August 25, 2010, then the rate increased to 12.5% (an additional 5% default rate was added).
(4)	This is the date referenced in the A&R Forbearance Agreement now owned by Pure Path, extended until June 8, 2012.
(5)	Beginning in January 2011, we entered into various six-month convertible promissory notes convertible at a price of $0.50 per share and issued a two-year stock purchase warrant with an exercise price of $0.50 per share at a rate of two (2) warrants per $1 of note.
(6)	The convertible promissory notes begin maturing on July 5, 2011 through April 30, 2012. As of the date of this Report, all of these convertible notes are currently past due and original terms apply in the default period.
(7)	Three new loans from Pure Path.

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

OFF BALANCE SHEET ARRANGEMENTS

During the three months ended March 31, 2012, we did not engage in any off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on this evaluation and taking into account that certain material weaknesses existed as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were not effective. As a result of this conclusion, the financial statements for the period covered by this Quarterly Report on Form 10-Q were prepared with particular attention to the material weaknesses previously disclosed. Notwithstanding the material weaknesses in internal controls that continue to exist as of March 31, 2012, we have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

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

PART II. OTHER

INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The most significant risk factors applicable to the Company are described in Part I Item 1A entitled “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “2011 Form 10-K”). There have been no material changes to the risk factors previously disclosed in the 2011 Form 10-K. The risks described in the 2011 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to management may materially adversely affect the Company’s business, financial condition, and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2012, the Company issued to a consultant 50,000 shares of the Company’s common stock. For this issuance, the Company relied on the exemption from federal registration under Section 4(2) of the Securities Act of 1933, and/or Rule 506 promulgated thereunder. The Company relied on this exemption and/or the safe harbor rule thereunder based on the fact that there was one investor and such investor had knowledge and experience in financial and business matters such that it was capable of evaluating the risks of the investment.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

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

Standard Gold, Inc.
Date: June 5, 2012

	By:	/s/ Sharon L. Ullman
Sharon L. Ullman
Chief Executive Officer

	By:	/s/ Mark D. Dacko
Mark D. Dacko
Chief Financial Officer

