Form 10-Q
period 2012-06-30
Standard Gold
filed 2012-08-14
CIK 773717

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes☐ No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 10, 2012, there were 45,418,756 shares of the Registrant’s common stock, par value $.001, outstanding.

STANDARD GOLD, INC.

FORM 10-Q

TABLE OF CONTENTS

JUNE 30, 2012

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

STANDARD GOLD, INC.

(AN EXPLORATION STAGE COMPANY)

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Condensed Balance Sheets

	June 30,	December 31,
	2012	2011
	(unaudited)	(audited)
Assets
Current assets:
Cash	$38,401	$620
Prepaid expenses	30,031	37,835
Total current assets	68,432	38,455

Shea Mining and Milling Assets	35,159,427	35,159,427
Property, plant and equipment, net	40,925	40,925
Debt issuance costs, net	—	275
Total Assets	$35,268,784	$35,239,082

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term notes payable	$2,364,523	$2,072,728
Convertible notes payable, current portion	2,104,504	2,300,973
Due to Wits Basin Precious Minerals Inc	16,616	16,616
Accounts payable	565,183	580,343
Due to Shea Mining and Milling	365,000	400,000
Accrued interest	314,103	119,644
Accrued expenses	1,447,994	1,137,379
Total current liabilities	7,177,923	6,627,683

Preferred stock, $.001 par value, 50,000,000 shares authorized:
10,000,000 and 10,000,000 shares issued and outstanding
at June 30, 2012 and December 31, 2011, respectively	10,000,000	10,000,000

Shareholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized:
44,918,756 and 43,848,756 shares issued and outstanding
at June 30, 2012 and December 31, 2011, respectively	44,918	43,848
Additional paid-in capital	44,696,495	43,882,949
Accumulated deficit during exploration stage	(26,650,552)	(25,315,398)
Total shareholders’ equity	18,090,861	18,611,399
Total Liabilities and Shareholders’ Equity	$35,268,784	$35,239,082

The accompanying notes are an integral part of these condensed financial statements.

STANDARD GOLD, INC.

(AN EXPLORATION STAGE COMPANY)

Condensed Statements of Operations

(unaudited)

					September 28, 2004
	Three Months Ended		Six Months Ended		(inception)
	June 30,		June 30,		to June 30,
	2012	2011	2012	2011	2012
Revenues	$—	$—	$—	$—	$—

Operating expenses:
General and administrative	312,705	844,972	844,773	7,832,184	14,090,148
Exploration expenses	—	14,180	—	50,501	5,876,922
Depreciation and amortization	—	7,241	—	28,961	331,361
Loss on disposal of assets	—	—	—	—	12,362
Total operating expenses	312,705	866,393	844,773	7,911,646	20,310,793
Loss from operations	(312,705)	(866,393)	(844,773)	(7,911,646)	(20,310,793)

Other income (expense):
Other income	—	—	—	—	1,691
Interest expense	(149,977)	(993,123)	(490,381)	(1,477,567)	(5,987,755)
Foreign currency loss	—	(150,410)	—	(329,875)	(353,695)
Total other income (expense)	(149,977)	(1,143,533)	(490,381)	(1,807,442)	(6,339,759)
Loss from operations before income taxes	(462,682)	(2,009,926)	(1,335,154)	(9,719,088)	(26,650,552)
Income tax provision	—	—	—	—	—
Net loss	$(462,682)	$(2,009,926)	$(1,335,154)	$(9,719,088)	$(26,650,552)

Basic and diluted net loss per common share	$(0.01)	$(0.05)	$(0.03)	$(0.28)

Basic and diluted weighted average common shares outstanding	43,929,525	40,590,008	43,910,569	34,208,651

The accompanying notes are an integral part of these condensed financial statements.

STANDARD GOLD, INC.

(AN EXPLORATION STAGE COMPANY)

Condensed Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,		September 28, 2004 (inception) to June 30,
	2012	2011	2012
OPERATING ACTIVITIES:
Net loss	$(1,335,154)	$(9,719,088)	$(26,650,552)
Adjustments to reconcile net loss to cash
flows used in operating activities:
Depreciation and amortization	—	28,961	331,361
Amortization of imputed interest and original issue discounts on debt	273,833	1,067,510	3,201,995
Amortization of prepaid consulting fees related to issuance of common stock and warrants	—	112,000	491,000
Amortization of debt issuance costs	275	10,688	29,239
Compensation expense related to issuance of common stock and stock option grants	265,000	6,774,991	8,202,000
Loss on foreign currency	—	329,875	353,695
Issuance of common stock for expenses	—	94,400	2,118,400
Loss on disposal of miscellaneous assets	—	—	12,362
Issuance of equity securities by Wits Basin for exploration expenses	—	—	334,950
Debt incurred for exploration expenses	—	—	75,000
Changes in operating assets and liabilities:
Prepaid expenses	7,804	(74,285)	(30,031)
Accounts payable	(15,160)	203,954	485,183
Accrued expenses and other	524,388	501,043	3,396,571
Net cash used in operating activities	(279,014)	(669,951)	(7,648,827)

INVESTING ACTIVITIES:
Purchases of Shea Mining and Milling assets	—	(970,427)	(1,020,427)
Purchases of equipment	—	—	(185,215)
Net cash used in investing activities	—	(970,427)	(1,205,642)

FINANCING ACTIVITIES:
Payments on long-term debt	—	—	(491,106)
Payments from (advances to) Wits Basin	—	(27,624)	5,314,251
Cash proceeds from issuance of common stock, warrants and exercise of stock options, net	—	78,105	1,173,694
Cash proceeds from short-term debt	316,795	1,932,500	2,935,295
Debt issuance costs	—	(13,365)	(39,264)
Net cash provided by financing activities	316,795	1,969,616	8,892,870

Increase in cash and cash equivalents	37,781	329,238	38,401
Cash and cash equivalents, beginning of period	620	154	—
Cash and cash equivalents, end of period	$38,401	$329,392	$38,401
Supplemental cash flow information:
Cash paid for interest	$—	$3,375	$267,466
Cash paid for income taxes	$—	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

STANDARD GOLD, INC.

(AN EXPLORATION STAGE COMPANY)

Notes to Condensed Financial Statements

June 30, 2012

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

Prior to September 29, 2009, Wits Basin Precious Minerals Inc., a Minnesota corporation and public reporting company quoted on the Pink Sheets under the symbol “WITM” (“Wits Basin”) was the majority shareholder of Hunter Bates. Hunter Bates acquired the prior producing gold mine properties (consisting of land, buildings, equipment, mining claims and permits) located in Central City, Colorado, known as the “Bates-Hunter Mine.” Since August 2008, no exploration activities had been conducted at the Bates-Hunter Mine due to funding. As part of the Shea Exchange Agreement (described below), we had the right, at our option, at any time prior to June 13, 2011, to transfer our entire interest in our subsidiary, Hunter Bates, which included the Hunter-Bates Mine and all related obligations and liabilities back to Wits Basin. On April 29, 2011, the Company’s management exercised its right to transfer our entire ownership interest in Hunter Bates.

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K filed May 17, 2012. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year as a whole.

Shea Mining and Milling Assets

We have recorded the fair value of the Shea Mining and Milling assets as an aggregate amount on our condensed balance sheet. The assets include the mine tailings and dumps, the land, water rights and the milling facility (the buildings and equipment). None of the assets have been put into production, nor have we performed any repair or updates to any of the equipment or buildings. As such, we will continue to classify them under a single listing.

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

NOTE 3 – EARNINGS (LOSS) PER COMMON SHARE

Basic net earnings (loss) per common share is computed by dividing net earnings (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the periods presented. Diluted net earnings (loss) per common share is determined using the weighted average number of common shares outstanding during the periods presented, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of options, warrants and conversion of convertible debt. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(462,682)	$(2,009,926)	$(1,335,154)	$(9,719,088)
Weighted average of common shares outstanding	43,929,525	40,590,008	43,910,569	34,208,651

Basic net earnings (loss) per share	$(0.01)	$(0.05)	$(0.03)	$(0.28)

Diluted earnings (loss) per share calculation:
Net income (loss) per common shareholders	$(462,682)	$(2,009,926)	$(1,335,154)	$(9,719,088)
Basic weighted average common shares outstanding	43,929,525	40,590,008	43,910,569	34,208,651
Options, convertible debentures and warrants	(1)	(2)	(1)	(2)
Diluted weighted average common shares outstanding	43,929,525	40,590,008	43,910,569	34,208,651

Diluted net earnings (loss) per share	$(0.01)	$(0.05)	$(0.03)	$(0.28)

(1)	As of June 30, 2012, we had (i) 9,319,335 shares of common stock issuable upon the exercise of outstanding stock options, (ii) 12,126,878 shares of common stock issuable upon the exercise of outstanding warrants, (iii) reserved an aggregate of 4,223,006 shares of common stock issuable under outstanding convertible debt agreements and (iv) 1,919,000 shares reserved under private options. These 27,588,219 shares, which would be reduced by applying the treasury stock method, were excluded from diluted weighted average outstanding shares amount for computing the net loss per common share, because the net effect would be antidilutive for each of the periods presented.
(2)	As of June 30, 2011, we had (i) 13,764,500 shares of common stock issuable upon the exercise of outstanding stock options, (ii) 11,226,878 shares of common stock issuable upon the exercise of outstanding warrants, (iii) reserved an aggregate of 4,689,885 shares of common stock issuable under outstanding convertible debt agreements and (iv) 1,919,000 shares reserved under private options. These 31,600,263 shares, which would be reduced by applying the treasury stock method, were excluded from diluted weighted average outstanding shares amount for computing the net loss per common share, because the net effect would be antidilutive for each of the periods presented.

NOTE 4 – COMPANY’S CONTINUED EXISTENCE

The accompanying condensed financial statements have been prepared in conformity with US GAAP, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2012, we incurred losses from operations of $1,335,154. At June 30, 2012, we had an accumulated deficit of $26,650,552 and a working capital deficit of $7,109,491. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. We believe that future private placements of equity capital and debt financing are needed to fund our long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If we are unable to obtain the necessary capital, we may have to cease operations.

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

The Tonopah property was subject to an existing $2.5 million first deed of trust which was in default at the time of the Shea Exchange Agreement and included accrued interest of $375,645, which was also assumed in the transaction. As part of the assignment, NJB Mining, Inc. (“NJB”) modified the related note to allow us until May 14, 2011 to refinance this mortgage, which was subsequently extended numerous times. As of August 31, 2011, we were still in default under the terms of the Loan Modification Agreement, and therefore entered into a forbearance agreement with NJB, (the “NJB Forbearance Agreement”), in which NJB agreed to forbear from initiating legal proceedings, including forbearance of the deed of trust and enforcement of its collection remedies. The NJB Forbearance Agreement further provided for additional extensions up through December 9, 2011. On December 9, 2011, Pure Path Capital Management Company, LLC. (“Pure Path”) purchased the Loan Modification Agreement and the NJB Forbearance Agreement directly from NJB. On December 21, 2011, we entered into an amended and restated forbearance agreement with Pure Path (the “A&R Forbearance”), whereby Pure Path extended the provisions of the NJB Forbearance Agreement. As of June 30, 2012, the principal amount outstanding on the A&R Forbearance is $2,047,728 (plus accrued interest). Pure Path has provided an additional extension to stay any action of the A&R Forbearance until August 30, 2012; such extension was provided without additional consideration. We are still in negotiations with Pure Path in order to complete definitive documents to release the A&R Forbearance and structure a new note. If such arrangements are not agreed to, we could lose the Tonopah property and/or be required to issue an additional 5,000,000 shares of our common stock.

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

As previously mentioned, pursuant to the Shea Exchange Agreement, we issued a total of 35 million shares of our common stock to the equity holders of Shea Mining in exchange for certain of their assets, resulting in those holders owning an ownership interest of approximately 87% of our then currently outstanding common stock (approximately 56% ownership interest on a fully diluted basis). Alfred A. Rapetti, our Chief Executive Officer at the time, was granted an irrevocable voting proxy for half of the shares issued to the Shea Mining equity holders, which continued until the affected shares are publicly sold after a period of at least six months, and thereafter in accordance with all applicable securities laws. In August 2011, these rights were transferred to Blair Mielke, a director of the Company. We also agreed to indemnify Shea Mining from any liabilities arising after March 15, 2011 out of the Loan Modification Agreement or the loan agreements.

The purchase consideration of the assets acquired was calculated as follows:

Issuance of 35,000,000 shares of common stock with an estimated fair value of $0.89 per share (closing sales price on March 15, 2011)	$31,150,000
Cash consideration ($365,000 still payable at June 30, 2012)	700,000
Assumption of NJB Mining mortgage	2,500,000
Assumption of accrued interest and other liabilities	463,184
Legal costs (includes issuance of 100,000 shares of common stock valued at $89,000)	205,258
Other direct expenses incurred in connection with the Shea Exchange Agreement	140,985
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

Furthermore, Wits Basin had entered into certain commitments which involved shares of our common stock and as a result of their exchange of substantially all of the Standard Gold common stock they held for Series A Preferred Stock, they could no longer honor those commitments. In consideration of Wits Basin agreeing to the exchange, the Company agreed to enter into two stock option agreements as follows: (1) the Company granted to one of Wits Basin’s major lenders a replacement stock option, on substantially the same terms as the stock option issued by Wits Basin, to purchase up to 1,299,000 shares of the Company’s common stock at an exercise price of $1.00 per share expiring on December 14, 2014 (of which the holder exercised on 10,000 shares of the option with a payment of $10,000 during 2011) and (2) the Company granted to Wits Basin a replacement stock option, expiring on December 19, 2014, to purchase up to 630,000 shares of the Company’s common stock, at an exercise price of $0.50 per share.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

After we consummated the Shea Exchange Agreement, we purchased some miscellaneous assets for use at the Amargosa property. On February 10, 2012, we were evicted from the Amargosa property and we have not yet renegotiated different terms with the landlord. Since we no longer have access to any of our equipment, we may have to forfeit recovery of such equipment, but until such time that we can determine that we can not come to new terms with the Amargosa landlord, management has decided that no impairment charges will be recognized on these assets. Depreciation expense recorded on allowable assets was calculated on a straight-line method over the estimated useful life, ranging from five to seven years. Since all of our depreciable assets are idle and not in use, management did not record any depreciation for the six months ended June 30, 2012.

Components of our property, plant and equipment are as follows:

	June 30,	December 31,
	2012	2011
Equipment	$41,587	$41,587
Less accumulated depreciation	(662)	(662)
	$40,925	$40,925

NOTE 7 – DEBT ISSUANCE COSTS

We recorded debt issuance costs with respect to legal services incurred relating to the various promissory notes issued. Debt issuance costs were being amortized on a straight-line basis over the term of the corresponding debt (which approximated the effective interest method).

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

NOTE 8 – SHORT-TERM NOTES PAYABLE

The following table summarizes the Company’s short-term notes payable:

	June 30,	December 31,
	2012	2011
Promissory note issued on September 7, 2010, in the principal amount of $25,000 to Stephen Flechner, our President at the time, utilized for a potential mining project; stated interest rate of 5%; accrued interest of $2,314 at June 30, 2012; with a maturity date of November 30, 2010 and currently past due, original terms apply in the default period. (1)	$25,000	$25,000

Secured note payable originated in connection with the Shea Exchange Agreement, stated interest rate of 7.5%; accrued interest of $143,369 at June 30, 2012 based on the default interest rate of 12.5%. (2)	2,047,728	2,047,728

Pure Path has advanced, under verbal agreements, an aggregate $291,795 during the six months ended June 30, 2012. These advances are unsecured, stated interest rate of 12.5%, all with a maturity date of August 30, 2012. Accrued interest aggregated $9,398 at June 30, 2012.	291,795	—
Totals	$2,364,523	$2,072,728

(1)     Secured by a personal guarantee of Stephen D. King, our CEO at the time.

(2)     On December 9, 2011, Pure Path Capital Management Company, LLC (“Pure Path”) purchased the Loan Modification Agreement and the NJB Forbearance Agreement directly from NJB. On December 21, 2011, we entered into an amended and restated forbearance agreement with Pure Path (the “A&R Forbearance”), whereby Pure Path extended the provisions of the NJB Forbearance Agreement. Pure Path has provided an additional extension to stay any action of the A&R Forbearance until August 30, 2012; such extension was provided without additional consideration.

The Company has placed in escrow the following: (i) a Deed in Lieu of Foreclosure, (ii) Water Rights Deed and (iii) a Bill of Sale. Should the Company not meet the requirements of the August 30, 2012 deadline, Pure Path has the right to take immediate title to the assets located in Tonopah and interest in all leases, contracts and permits related to ownership, occupancy and operation of said assets. We are still in negotiations with Pure Path in order to complete definitive documents to release the A&R Forbearance and structure a new note. If such arrangements are not agreed to, we could lose the Tonopah property and/or be required to issue an additional 5,000,000 shares of our common stock.

Summary

The following table summarizes the short-term notes payable activity in 2012:

Balance at December 31, 2011	$2,072,728
Add: advances from Pure Path	291,795
Balance at June 30, 2012	$2,364,523

The weighted average interest rate on short-term notes payable at June 30, 2012 was 12.4%.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

Beginning in January 2011 through November 2011, we entered into six-month convertible promissory notes with accredited investors (the “CP Notes”). The terms of the CP Notes are: (i) accrue interest at 6% per annum (ii) include the right to convert into our common stock at any time, at a price of $0.50 per share, and (iii) the issuance of a two-year stock purchase warrant, with an exercise price of $0.50 per share, at a rate of two warrants per $1 of CP Notes.

In June 2012, the Board authorized a reduction in the exercise of the warrant exercise price, from $0.50 to $0.25 per share for any additional CP Notes entered into, but still at a rate of two warrants per $1 of CP Notes. The Company entered into one such CP Note during June 2012 of $25,000.

The warrants created an aggregate debt discount of $1,489,253. In addition, due to proceeds allocated between the debt and warrants, beneficial conversion charges were created totaling an additional debt discount of $1,074,066. Both discounts are being amortized over the six-month term of each of the respective CP Notes.

For the six months ended June 30, 2012, we recorded $131,651 of amortization of the value assigned to the additional beneficial conversion feature of the CP Notes and $142,182 amortization of warrant debt discount. As of June 30, 2012, there remains $6,999 of unamortized debt discount to be recognized.

During June 2012, one of the note holders transferred an aggregate $500,000 of CP Notes and accrued interest to Pure Path in a private transaction. On June 28, 2012, Pure Path converted the $478,186 of principal and $21,814 of accrued interest into 1,000,000 shares of unregistered common stock.

Through June 30, 2012, convertible note holders converted $569,936 of principal plus $22,931 accrued interest into 1,185,735 shares of our common stock.

The following table summarizes the Company’s convertible notes:

	June 30,	December 31,
	2012	2011
Convertible promissory notes net of unamortized discount of $6,999 at June 30, 2012; interest rate of 6%; accrued interest of $159,022 at June 30, 2012 and all but one of these CP Notes are past due and original terms apply in the default period.	$2,104,504	$2,300,973

Totals	2,104,504	2,300,973
Less: current portion	(2,104,504)	(2,300,973)
Long-term portion	$—	$—

As of June 30, 2012, the outstanding principal balance of convertible notes is $2,111,503.

NOTE 10 - SHAREHOLDERS’ EQUITY

Preferred Stock

Simultaneous with the Shea Exchange Agreement, Wits Basin exchanged 19,713,544 shares of our common stock it held for 10 million shares ($.001 par value each) of our newly created non-voting 5% preferred stock, referred to as the "Series A Preferred Stock" with an original issue price of $1.00 per share. The Series A Preferred Stock has a liquidation preference of $10 million, payable only upon certain liquidity events or upon achievement of a market value of our equity equaling $200 million or more. As of June 30, 2012, there were undeclared dividends of approximately $646,000 on the outstanding Series A Preferred Stock. In conformity with accounting principles generally accepted in the United States of America, these undeclared dividends have not been accrued in the Company’s financial statements and had no effect on the earnings per share calculation.

Common Stock Issuances

During the three months ended June 30, 2012, two holders of our CP Notes converted $488,186 of principal and $21,814 of accrued interest into 1,020,000 shares of our unregistered common stock.

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

During the three months ended June 30, 2012, no stock options were granted and there remains an aggregate of 5,400,000 shares of our common stock available to be granted under the Plan.

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

We recorded $265,000 and $6,774,991 related to employee stock compensation expense for the six months ended June 30, 2012 and 2011, respectively. All stock compensation expense is included in general and administrative expense. The compensation expense had a $0.01 and $0.20 per share impact on the loss per share for the six months ended June 30, 2012 and 2011, respectively.

The following table summarizes information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price
Options outstanding – December 31, 2011	15,638,335	$0.62

Granted	100,000	0.47
Canceled or expired	(4,500,000)	0.51
Exercised	—	—
Options outstanding – June 30, 2012	11,238,335	$0.66

Options exercisable – June 30, 2012	11,238,335	$0.66

Weighted average fair value of options granted
during the six months ended June 30, 2012		$0.43
Weighted average fair value of options granted
during the six months ended June 30, 2011		$0.59

The following tables summarize information about stock options outstanding and exercisable at June 30, 2012:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$0.47 to $0.60	7,649,335	8.0 years	$0.52	$—
$0.72 to $0.90	2,000,000	7.9 years	$0.86	$—
$1.00 to $1.50	1,589,000	3.7 years	$1.09	$—
$0.47 to $1.50	11,238,335	7.4 years	$0.66	$—

(1) The aggregate intrinsic value in the table represents the difference between the closing stock price on June 30, 2012 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on June 30, 2012. No options were exercised during the six months ended June 30, 2012.

Stock Warrants

During the three months ended June 30, 2012, we issued a two-year warrant to purchase 50,000 shares of common stock at an exercise price of $0.25 per share in connection with our CP Notes (the allocated fair value of the warrant was calculated to be $7,116).

The following table summarizes information about the Company’s stock warrants outstanding:

	Number	Weighted Average Exercise Price	Range of Exercise Price	Weighted Remaining Contractual Life
Outstanding at December 31, 2011	12,076,878	$0.62	$0.50 – 1.00

Granted	50,000	$0.25	$0.25
Cancelled or expired	—	—	—
Exercised	—	—	—
Warrants outstanding at June 30, 2012	12,126,878	$0.62	$0.25 – 1.00	2.1 years

Warrants exercisable at June 30, 2012	12,126,878	$0.62	$ 0.25 – 1.00

The aggregate intrinsic value of the 12,126,878 outstanding and exercisable warrants at June 30, 2012, was $0. The intrinsic value is the difference between the closing stock price on June 30, 2012 and the exercise price, multiplied by the number of in-the-money warrants had all warrant holders exercised their warrants on June 30, 2012.

NOTE 11 – RELATED PARTY TRANSACTIONS

Afignis, LLC

Pursuant to the Shea Exchange Agreement on March 15, 2011, by and between us, Shea Mining, Afignis, LLC, Leslie Lucas Partners, LLC, Wits Basin and Alfred A. Rapetti, we acquired certain assets from Shea Mining in exchange for 35,000,000 shares of our unregistered shares. Those shares were issued equally to the Shea Mining members of Afignis, LLC and Leslie Lucas Partners, LLC. Sharon Ullman, our Interim Chief Executive Officer and a member of our Board, is the Manager of Afignis, LLC.

Midwest Investment Partners LLC

Blair Mielke, a member of our Board, is also a Managing Member of Midwest Investment Partners LLC (“Midwest”). Midwest holds the voting rights of the 17,500,000 Leslie Lucas Partners, LLC shares of our common stock until such time as the shares are sold in the public markets in accordance with all applicable Federal and state securities laws. Additionally, during 2011 the Company entered into two six-month 6% convertible promissory notes (as described in Note 9 – Convertible Promissory Notes) with Midwest, aggregating $75,000.  At June 30, 2012, the aggregate outstanding balance on these notes was $75,000.  In connection with these notes, Midwest was also granted two-year stock purchase warrants to purchase up to 150,000 shares of the Company’s common stock at $0.50 per share.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

In May 2011, the Company entered into an agreement with a consultant to operate and manage a future toll milling facility in Clark County, Nevada as well as to perform other services, as requested by the Company. The term of the agreement is for two years and may be renewed by mutual agreement of the parties.  In return for these services, the Company has agreed to the following compensation throughout the term of this agreement:

(1)	Issue 300,000 shares of its unregistered common stock;
(2)	pay the consultant a cash payment of $10,000 per month plus certain living accommodation expenses for a residence in Clark County;

(3)	pay the consultant 25% of the calculated monthly net profits, as defined in the agreement, of the Clark County toll milling facility; and
(4)	pay the consultant 10% of the Company’s net profits derived from those contracts originated by the consultant.

As of June 30, 2012, the Company has not yet constructed a toll milling facility in Clark County, Nevada.  To date, the Company has not issued any stock to the consultant and made only one of the $10,000 monthly payments due the consultant. At June 30, 2012, the Company has accrued $317,250 and $113,000 for the future issuance of the common stock and unpaid monthly cash payments, respectively.

NOTE 13 – SUBSEQUENT EVENTS

The Company’s Board authorized a price reduction of certain warrants from $0.50 to $0.25 per share. On July 30, 2012, Pure Path exercised on warrants to purchase 1,000,000 shares of the Company’s unregistered common stock in exchange for a $250,000 reduction in the short-term advances from Pure Path.

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

Prior to September 29, 2009, Wits Basin Precious Minerals Inc., a Minnesota corporation and public reporting company quoted on the Pink Sheets under the symbol “WITM” (“Wits Basin”) was the majority shareholder of Hunter Bates. Hunter Bates acquired the prior producing gold mine properties (consisting of land, buildings, equipment, mining claims and permits) located in Central City, Colorado, known as the “Bates-Hunter Mine.” Since August 2008, no exploration activities had been conducted at the Bates-Hunter Mine due to funding. As part of the Shea Exchange Agreement (described below), we had the right, at our option, at any time prior to June 13, 2011, to transfer our entire interest in our subsidiary, Hunter Bates, which included the Hunter-Bates Mine and all related obligations and liabilities back to Wits Basin. On April 29, 2011, the Company’s management exercised its right to transfer our entire ownership interest in Hunter Bates.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2011.

Revenues

We had no revenues from any operations for the three and six months ended June 30, 2012 and 2011. Furthermore, we do not anticipate having any significant revenue until we have sufficiently funded our capital requirements.

Operating Expenses

General and administrative expenses were $312,705 for the three months ended June 30, 2012 as compared to $844,972 for the same period in 2011. General and administrative expenses were $844,773 for the six months ended June 30, 2012 as compared to $7,832,184 for the same period in 2011. A significant portion of the general and administrative expenses are recognition of stock option expense. For the six month period ended June 30, 2102, we recorded $265,000 in option expense as compared to $6,774,991 for the same period in 2011. Should we secure adequate financing, we anticipate that future operating expenses will continue to increase for fiscal 2012 as we continue to build the infrastructure to proceed with tolling milling services and possible entrance into other mine properties.

Exploration expenses were $0 for the three months ended June 30, 2012 as compared to $14,180 for the same period in 2011. Exploration expenses were $0 for the six months ended June 30, 2012 as compared to $50,501 for the same period in 2011. Exploration expenses for 2011 relate to the cash expenditures reported for the maintenance work at the Bates-Hunter project and for due diligence on other gold exploration projects. With the transfer of our ownership interest in Hunter Bates to Wits Basin on April 29, 2011, we do not expect to have any exploration expenses until such time as we acquire other mining properties or are able to enter into some type of joint venture with existing mines.

Depreciation and amortization expenses were $0 for the three months ended June 30, 2012 as compared to $7,241 for the same period in 2011. Depreciation and amortization expenses were $0 for the six months ended June 30, 2012 as compared to $28,961 for the same period in 2011. The 2011 amounts primarily represent depreciation of fixed assets for the Bates-Hunter Mine. We transferred the depreciable assets related to the Bates-Hunter Mine back to Wits Basin on April 29, 2011 and will no longer be recording any depreciation expenses specifically related to the Bates-Hunter Mine. On February 10, 2012, as it pertains to depreciable assets we currently own, we were evicted from the Amargosa property and we have not yet renegotiated different terms with the landlord. Since we no longer have access to any of our equipment, which resides on the Amargosa property, we may have to forfeit recovery of such equipment, but until such time that we can determine that we can not come to new terms with the Amargosa landlord, management has decided that no impairment charges will be recognized on these assets. Since all of our depreciable assets are idle and not in use, management did not record any depreciation (on this equipment) for the six months ended June 30, 2012.

Other Income and Expenses

Interest Expense

Interest expense for the three months ended June 30, 2012 was $149,977 compared to $993,123 for the same period in 2011. Interest expense for the six months ended June 30, 2012 was $490,381 compared to $1,477,567 for the same period in 2011. The 2012 and 2011 amounts relate to the interest due on our notes payable: (i) the short-term notes payable, (ii) the convertible notes we entered into plus the amortization of the value assigned to additional beneficial conversion features and warrants issued, and (iii) the amortization of debt issuance costs. The non-cash interest expenses for the three and six months ended June 30, 2012 was $40,200 and $274,108 compared to $835,142 and $1,153,198 for the same periods in 2011, respectively.

Foreign Currency

With the consummation of the Bates-Hunter Mine acquisition in June 2008, we had been recording direct non-cash foreign currency exchange gains and losses due to our dealings with the limited recourse promissory note, which was payable in Canadian Dollars. We recorded no gain or loss for the three months ended June 30, 2012, compared to a loss of $150,410 for the three months ended June 30, 2011 due to the fluctuations in exchange rate between the US Dollar and the Canadian Dollar. We recorded no gain or loss for the for the six months ended June 30, 2012, compared to a loss of $329,875 for the same period in 2011. With the transfer of our ownership interest in Hunter Bates, which included the Bates-Hunter Mine and its related limited recourse promissory note to Wits Basin on April 29, 2011, we are no longer incurring any gains or losses due to foreign currency exchange rates.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements through the issuance of short-term debt and convertible debt during 2012 and 2011. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had a working capital deficit of $7,109,491 at June 30, 2012. Cash and cash equivalents were $38,401 at June 30, 2012, representing an increase of $37,781 from the cash and cash equivalents of $620 at December 31, 2011.

Our cash reserves will not be sufficient to meet our operational needs and thus, we need to raise additional capital to pay for our operational expenses and provide for capital expenditures. Our basic operational expenses are estimated at approximately $80,000 per month and we continue to have debt service commitments, which includes approximately $2,340,000 (plus accrued interest) due to Pure Path and $2,111,503 (plus accrued interest) if the convertible note holders do not convert any portion of their convertible notes. Above the basic operational expenses, we estimate that we need approximately $1,500,000 to begin limited tolling operations at a proposed facility to be located in Clark County, Nevada. If we are not able to raise additional working capital, we may have to cease operations altogether.

For the six months ended June 30, 2012, we had net cash used in operating activities of $279,014 as compared to $669,951, for the six months ended June 30, 2011. We were unsuccessful in our efforts during 2011 to build a base of operations in Nevada and during 2012, we were only maintaining minimal activities due to lack of available cash, and as such, thereby accounting for the decrease in 2012.

For the six months ended June 30, 2011, we had net cash used in investing activities of $970,427 all related to the Shea Transaction with no cash used in investing activities during the six months ended June 30, 2012.

For the six months ended June 30, 2012 and 2011, we had net cash provided by financing activities of $316,795 and $1,969,616, respectively. During 2012, we were advanced $291,795 by Pure Path. During the six months ended June 30 2011, we issued six-month convertible promissory notes resulting in gross cash proceeds of $1,932,500.

The following table summarizes our debt as of June 30, 2012:

Outstanding Amount	Interest Rate	Unamortized Discounts	Accrued Interest	Maturity Date	Type
$25,000 (1)	5%	$—	$2,314	November 30, 2010	Conventional
$2,047,728 (2)	12.5% (3)	$—	$143,369	February 8, 2012 (4)	Conventional
$2,104,504 (5)	6%	$6,999	$159,022	(6)	Convertible
$291,795 (7)	12.5%	$—	$9,398	August 30, 2012 (7)	Conventional

(1)	Promissory note issued on September 7, 2010, to Stephen Flechner, our President at the time, currently past due, original terms apply in the default period.
(2)	Represents the outstanding balance of the original note payable to NJB Mining Inc. that was purchased directly by Pure Path Capital Management (for the assets located in Tonopah).
(3)	The stated interest rate is 7.5%, but since the note was not paid in full by August 25, 2010, then the rate increased to 12.5% (an additional 5% default rate was added).
(4)	This is the date referenced in the A&R Forbearance Agreement now owned by Pure Path, extended until August 30, 2012.
(5)	Beginning in January 2011, we entered into various six-month convertible promissory notes convertible at a price of $0.50 per share and issued a two-year stock purchase warrant with exercise prices of $0.50 and $0.25 per share at a rate of two (2) warrants per $1 of note.
(6)	The six month convertible promissory notes began maturing on July 5, 2011. As of the date of this Report, all but one of these convertible promissory notes are currently past due and original terms apply in the default period.
(7)	Aggregate short-term loans from Pure Path.

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

OFF BALANCE SHEET ARRANGEMENTS

During the six months ended June 30, 2012, we did not engage in any off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on this evaluation and taking into account that certain material weaknesses existed as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were not effective. As a result of this conclusion, the financial statements for the period covered by this Quarterly Report on Form 10-Q were prepared with particular attention to the material weaknesses previously disclosed. Notwithstanding the material weaknesses in internal controls that continue to exist as of June 30, 2012, we have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2012, convertible note holders converted $488,186 of principal plus $21,814 accrued interest into 1,020,000 shares of our common stock. For these issuances, the Company relied on the exemption from federal registration under Section 4(2) of the Securities Act of 1933, and/or Rule 506 promulgated thereunder. The Company relied on this exemption and/or the safe harbor rule thereunder based on the fact that there were two investors and such investors had knowledge and experience in financial and business matters such that it was capable of evaluating the risks of the investment.

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

Standard Gold, Inc.

Date: August 14, 2012

	By:	/s/ Sharon L. Ullman
Sharon L. Ullman
Chief Executive Officer

	By:/	s/ Mark D. Dacko
Mark D. Dacko
Chief Financial Officer

