Form 10-K
period 2012-12-31
Standard Gold Holdings, Inc.
filed 2013-04-16
CIK 773717

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2012

Commission File Number: 000-14319

STANDARD GOLD HOLDINGS, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada	84-0991764
(State or Other Jurisdiction of	(I.R.S. Employer Identification Number)
Incorporation or Organization)

611 Walnut Street, Gadsden, Alabama 35901

(Address of Principal Executive Offices)

Issuer’s telephone number including area code: (888) 960-7347

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

As of June 30, 2012, the Registrant’s non-affiliates owned shares of its common stock having an aggregate market value of approximately $8,983,751 (based upon the closing sales price of the Registrant’s common stock on that date on the OTCQB).

On April 11, 2013 there were 56,406,318 shares of common stock issued and outstanding, which is the Registrant’s only class of voting stock.

Documents Incorporated by Reference: None.

STANDARD GOLD HOLDINGS, INC.

Annual Report on Form 10-K

For the Year Ended December 31, 2012

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

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

Standard Gold Holdings, Inc. (“we,” “us,” “our,” “Standard Gold,” “Corporation,” or the “Company”) is an exploration stage company with offices in Gadsden, Alabama.

Standard Gold Holdings, Inc. (formerly known as Standard Gold, Inc.) was incorporated in the State of Colorado on July 10, 1985. On September 29, 2009, we completed a share exchange agreement with Hunter Bates Mining Corporation, a Minnesota corporation (“Hunter Bates”) and certain of its shareholders, in which Hunter Bates’ shareholders exchanged all of their capital securities into similar capital securities of ours (the “Hunter Bates Share Exchange”) and we adopted the business model of Hunter Bates of minerals exploration and mining. Accordingly, the Hunter Bates Share Exchange represented a change in control and Hunter Bates became a wholly owned subsidiary of Standard Gold.

Prior to September 29, 2009, Wits Basin Precious Minerals Inc., a Minnesota corporation and public reporting company quoted on the Pink Sheets under the symbol “WITM” (“Wits Basin”) was the majority shareholder of Hunter Bates. Hunter Bates was formed in April 2008 to acquire the prior producing gold mine properties (consisting of land, buildings, equipment, mining claims and permits) located in Central City, Colorado, known as the “Bates-Hunter Mine.” On April 29, 2011 we transferred our entire interest and related debt of the Bates-Hunter Mine, to Wits Basin in exchange for the cancellation of a promissory note issued by Hunter Bates payable in favor of Wits Basin in the approximate amount of $2.5 million.

On March 15, 2011, we closed a series of transactions, whereby we acquired certain assets of Shea Mining & Milling, LLC (“Shea Mining”), which assets include land, buildings, a dormant milling facility, abandoned milling equipment, water permits, mine tailings, mine dumps and the assignment of a note payable, a lease and a contract agreement with permits. We completed the Shea Exchange Agreement to acquire the Shea assets and develop a custom permitted processing toll milling services business of precious minerals. Toll milling is a process whereby mined material is crushed and ground into fine particles to ease the extraction of any precious minerals contained therein, such as gold, silver, lead, zinc and copper, and rare earth metals. Custom milling and refining can include many different processes to extract precious metals from carbon or concentrates. These toll-processing services also distill, dry, mix, or mill chemicals and bulk materials on a contractual basis and provide a chemical production outsourcing option for industrial companies, which lack the expertise, capacity, or regulatory permits for in-house production.

We have had initial discussions with the Nevada Department of Natural Resources (“NDEP”) regarding application for the permits necessary to conduct custom permitted processing toll milling activities and construction of the required additional buildings to commence operations. Before formal application for the permits, NDEP suggested that we take the following actions: (i) retain a Nevada Certified Environmental Manager (“CEM”) to perform a site characterization on the tailings and test for the potential release of pollutants, (ii) perform site characterizations on “once through” and “twice through” tailings and test for potential release of pollutants and acid generation potential, (iii) perform Meteoric Profile II water testing on ground water directly below the mill as well as surrounding wells located off site, and (iv) determine baseline values of water contamination using the Meteoric Profile II results. NDEP requested that the Company delay any new construction planned for “metal extraction” until after the permits are in place. We have also hired Allstate-Nevada Environmental Management, Inc., to assist us with obtaining an NDEP Water Pollution Control Permit (WPCP) and to help us fulfill all the requirements of NDEP including the site characterization and Meteoric Profile II analysis, as well as advise on the overall site cleanup and assisting with any other NDEP requirements.

In March 2013, we completed surveys and testing of the Tonopah property required for the application of our required permits. After completion of the survey, it was determined the property is 1186 acres. We retained Advanced Surveying & Professional Services as our Professional Land Surveyor (“PLS”) on February 5, 2013. The scope of work our PLS completed includes: (i) setting a total of Nineteen (19) permanent monuments at angle points along lines, (ii) setting Eight (8) permanent monuments locating US Hwy 95, (iii) recording a professional map indicating longitude and latitude for all corners, and (iv) providing a digital map accessible in AutoCad software.

Upon funding, our business plan is to purchase equipment and build out a facility to serve as a custom permitted processing toll milling facility (which includes an analytical lab, pyrometallugircal plant, and hydrometallurgical recovery plant) located in Tonopah, Nevada and potentially conduct National Instrument 43-101 studies at Tonopah and Manhattan. The Tonopah, Nevada facilities, if completed, would also serve as a custom permitted processing toll milling facility for any future mining properties we could develop or form a joint venture with.

On December 10, 2012, the Company filed Two (2) Statements of Correction with the state of Colorado correcting the Second Amended and Restated Articles that had been incorrectly amended in part on March 15, 2011 and in full on March 25, 2011. After the correct Articles of Incorporation were reinstated by the Statements of Correction, the Company filed Articles of Amendment with the state of Colorado on January 4, 2013 to correct and define the Series A Preferred Stock once all board approval and documentation were complete. The Series A Preferred Stock has a liquidation preference of Ten Million Dollars ($10,000,000), payable only upon certain liquidity events or upon achievement of a market value of our equity equaling Two Hundred Million Dollars ($200,000,000) or more. Additional details regarding the Series A Preferred Stock can be found in our Articles of Amendment, which were filed with the Colorado Secretary of State on January 4, 2013 and in the Form 8-K filed with the Commission on March 13, 2013.

The Company moved its domicile from Colorado to Nevada. Due to the similarity of the name of another Nevada corporation, the Company had to change its name from Standard Gold, Inc. to Standard Gold Holdings. Inc. The domiciliation and name change were effective on March 5, 2013. We determined that, due to a lack of connection to Colorado, it was in the best interest of the Company to move its domicile to Nevada.

TOLL MILLING AND THE SHEA EXCHANGE AGREEMENT

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

The Tonopah property was subject to an existing $2.5 million first deed of trust, which was in default at the time of the Shea Exchange Agreement and included accrued interest of $375,645, which was also assumed in the transaction. As part of the assignment, NJB Mining, Inc. (“NJB”) modified the related note to allow us until May 14, 2011 to refinance this mortgage, which was subsequently extended numerous times. On July 7, 2011, we issued 555,556 shares of our unregistered common stock to NJB as a partial principal payment of $500,000 (valued at a $0.90 per share). As of August 31, 2011, we were still in default under the terms of the Loan Modification Agreement, and therefore entered into a forbearance agreement with NJB, (the “NJB Forbearance Agreement”), in which we agreed to issue an additional 200,000 shares of common stock valued at $180,000 and pay interest aggregating $52,952 prior to October 1, 2011 to NJB. In exchange, NJB agreed to forbear from initiating legal proceedings, including forbearance of the deed of trust and enforcement of its collection remedies. The NJB Forbearance Agreement further provided for additional extensions up through December 9, 2011; subject to the issuance of additional 1,500,000 shares of common stock, $141,497 payments of additional accrued interest amounts and subject to the issuance of additional 5,000,000 shares of common stock upon default. On December 9, 2011, Pure Path Capital Management Company, LLC. (“Pure Path”) purchased the Loan Modification Agreement and the NJB Forbearance Agreement directly from NJB. On December 21, 2011, we entered into an amended and restated forbearance agreement with Pure Path (the “A&R Forbearance”). Pure Path provided an additional extension to stay any action of the A&R Forbearance until June 8, 2012; such extension was provided without additional consideration. If not paid by June 8, 2012, or another agreement was not executed, the Company was required to issue Five Million (5,000,000) shares to Pure Path. The Company did not pay the balance of the mortgage on June 8, 2012 and pursuant to the terms of the A&R Forbearance Agreement, the Company was required to issue Five Million (5,000,000) shares to Pure Path. The Five Million (5,000,000) shares were approved for issuance by the Board of Directors on October 9, 2012 and were issued to Pure Path on December 6, 2012. Pure Path has granted us an extension until April 30, 2013 without any additional consideration as we negotiate the terms of a longer forbearance extension.

In connection with the Shea Exchange Agreement, we also were assigned the ownership of approximately a six square mile section of mine dump material in Manhattan, Nevada (“Manhattan”).

The other assets we acquired consisted of a property lease, which allowed us the use of an assay lab property and the associated water permits, (with a right to purchase for $6 million) and a contract agreement, which allowed us the use of processing permits, located in Amargosa Valley, Nevada (“Amargosa”). We were required to pay a monthly base rent of $17,500 on this lease and $5,000 on the contract agreement. In January 2012, the landlord of the Amargosa lease caused to have served a Five Day Notice To Pay Rent Or Quit due to default in the monthly $17,500 lease payments. The Company began immediate communications with the landlord, which resulted in a delay of further actions by the landlord to pursue any remedies. Then on February 9, 2012, the landlord caused to have served an Order For Summary Eviction (“Eviction”) due to continued default in lease payments. Effective with the Eviction, a total of $87,500 lease payments remain unpaid as well as $23,000 of contract payments and $10,500 of late fees required pursuant to the terms of the lease. On February 10, 2012, the Beatty County Sheriff completed the Eviction at Amargosa and we as such, no longer have access to the assay lab or permits at Amargosa.

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

Simultaneous with these transactions, pursuant to the Shea Exchange Agreement, Wits Basin exchanged 19,713,544 shares of our common stock it held for 10 million shares of “Series A Preferred Stock.” The Series A Preferred Stock has a liquidation preference of Ten Million Dollars ($10,000,000), payable only upon certain liquidity events or upon achievement of a market value of our equity equaling Two Hundred Million Dollars ($200,000,000) or more. Additional details regarding the Series A Preferred Stock can be found in our Articles of Amendment, which are on file with the Colorado Secretary of State.

Additionally, we obtained the right to transfer our entire interest and related debt of the Bates-Hunter Mine, at any time prior to June 13, 2011, to Wits Basin in exchange for the cancellation of a promissory note issued by Hunter Bates payable in favor of Wits Basin in the approximate amount of $2.5 million. On April 29, 2011, our Board of Directors approved this transfer back to Wits Basin due to the following: (1) the amount of liabilities directly attached to the Bates-Hunter Mine, (2) the prior failed attempts to drain the single mine shaft, (3) the metallurgical results of the approximately 12,000 feet drilling program, (4) its location at approximately 9,000 feet in elevation and (5) the estimated capital required to simply begin sampling below ground. The Company filed a Form 8-K with the Commission on May 5, 2011, regarding the transfer.

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

We have had initial discussions with the Nevada Department of Natural Resources (“NDEP”) regarding application for the permits necessary to conduct custom permitted processing toll milling activities and construction of the required additional buildings to commence operations. Before formal application for the permits, NDEP suggested that we take the following actions: (i) retain a Nevada Certified Environmental Manager (“CEM”) to perform a site characterization on the tailings and test for the potential release of pollutants, (ii) perform site characterizations on “once through” and “twice through” tailings and test for potential release of pollutants and acid generation potential, (iii) perform Meteoric Profile II water testing on ground water directly below the mill as well as surrounding wells located off site, and (iv) determine baseline values of water contamination using the Meteoric Profile II results. NDEP requested that the Company delay any new construction planned for “metal extraction” until after the permits are in place. We have also hired Allstate-Nevada Environmental Management, Inc., to assist us with obtaining an NDEP Water Pollution Control Permit (WPCP) and to help us fulfill all the requirements of NDEP including the site characterization and Meteoric Profile II analysis, as well as advise on the overall site cleanup and assisting with any other NDEP requirements.

In March 2013, we completed surveys and testing of the Tonopah property required for the application of our required permits. We retained Advanced Surveying & Professional Services as our Professional Land Surveyor (“PLS”) on February 5, 2013. The scope of work our PLS completed includes: (i) setting a total of Nineteen (19) permanent monuments at angle points along lines, (ii) setting Eight (8) permanent monuments locating US Hwy 95, (iii) recording a professional map indicating longitude and latitude for all corners, and (iv) providing a digital map accessible in AutoCad software.

Upon funding, our business plan is to purchase equipment and build out a facility to serve as a custom permitted processing toll milling facility (which includes an analytical lab and hydrometallurgical recovery plant) located in Tonopah, Nevada and potentially conduct National Instrument 43-101 studies at Tonopah and Manhattan. One or both of these facilities, if completed, would also serve as a custom permitted processing toll milling facility for any future mining properties we could develop or form a joint venture with.

PRODUCTS AND SERVICES

As of December 31, 2012, our plan is to complete all requirements for NDEP permitting so we may begin using the existing facilities on the Tonopah property to conduct custom permitted processing toll milling operations. In March 2013, we completed the survey of the Tonopah property required for the NDEP permitting.

EMPLOYEES

As of December 31, 2012, we did not have any employees. All operations are conducted by the Company’s officers, directors and independent contractors.

FINANCIAL INFORMATION IN INDUSTRY SEGMENTS

During the year ended December 31, 2012, our operations included one reportable segment: that of the development of the related services of custom permitted processing toll milling.

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

Standard Gold Holdings, Inc.

611 Walnut Street

Gadsden, Alabama 35901

(888) 960-7347

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

OUR SERIES A PREFERRED STOCK HAS A SIGNIFICANT LIQUIDATION PREFERENCE.

The Series A Preferred Stock has a liquidation preference of Ten Million Dollars ($10,000,000), payable only upon certain liquidity events or upon achievement of a market value of our equity equaling Two Hundred Million Dollars ($200,000,000) or more. Upon any liquidation, dissolution or winding up of the Corporation, and after paying or adequately providing for the payment of all its obligations, the remainder of the assets of the Corporation shall be distributed, either in cash or in kind, first pro rata to the holders of the Series A Preferred Stock in an amount equal to the Liquidation Value; then, to any other series of Preferred Stock, until an amount to be determined by a resolution of the Board of Directors prior to issuances of such Preferred Stock, has been distributed per share, and, then, the remainder pro rata to the holders of the Common Stock.

Although there are requirements that must be met before the liquidation preference is payable to holders of the Series A Preferred Stock, if we are successful in the operation of our business and our market value increases, or if we consummate a change of control transaction that requires payment of the Ten Million Dollar ($10,000,000) liquidation preference (plus accrued interest), there may be significantly less funds remaining after the payment of the liquidation preference for holders of our common stock.

RISKS RELATING TO OUR FINANCIAL CONDITION

WE CURRENTLY DO NOT HAVE ENOUGH CASH TO FUND OPERATIONS, DEBT REDUCTION OR POTENTIAL ACQUISITIONS DURING 2013.

We have very limited funds, and such funds are not adequate to develop our current business plan, or even to satisfy our existing working capital requirements. As of December 31, 2012, we had only approximately $94 of cash and cash equivalents and with an expected cash expenditure of approximately $7,360,594 in debt that is already past due and the remainder that will become due in 2013 (assuming some or all of such debt is not converted into equity prior to such date), we will be required to raise additional funds to effectuate our current business plan for custom permitted processing toll milling and to satisfy our working capital requirements. Without significant additional capital, we will be unable to start operations. With respect to our proposed custom permitted processing toll milling operations, the costs and ability to successfully operate have not been fully verified because none of our proposed tolling operations have been run recently and we may incur unexpected costs or delays in connection with starting operations. The cost of designing and building our operations and of finding new toll milling sources can be extensive and will require us to obtain additional financing, and there is no assurance that we will have the resources necessary or the financing available to attain operations or to acquire the new toll milling sources necessary for our long-term business. Our ultimate success will depend on our ability to raise additional capital. Additionally, such additional capital may not be available to us at acceptable terms or at all. Further, if we increase our capitalization and sell additional shares of our capital stock, your ownership position in our Company will be subject to dilution. In the event that we are unable to obtain additional capital, we may be forced to cease our search for additional business opportunities, reduce our operating expenditures or to cease operations altogether.

WE ARE A DEVELOPMENT AND EXPLORATION STAGE COMPANY WITH LITTLE HISTORY OF OPERATIONS AND WE EXPECT TO INCUR LOSSES FOR THE FORESEEABLE FUTURE.

We are a development and exploration stage company, and have yet to commence active operations. As of December 31, 2012, we have incurred an aggregate net loss of $28,077,815 since our incorporation. We have no prior operating history from which to evaluate our success, or our likelihood of success in operating our business, generating any revenues, or achieving profitability. These operations provide a limited basis for you to assess our ability to commercialize our product candidates and the advisability of investing in our securities. We have generated no revenue to date and there can be no assurance that our plans for custom permitted processing toll milling will be successful, or that we will ever attain significant sales or profitability. Also, toll milling is a new area of business for us, and our management team has little experience in custom permitted processing toll milling operations. Although we intend to hire knowledgeable and experienced employees and/or consultants with significant experience in toll milling operations, there is no guarantee that we will reach profitability in the near future, if at all. As a development and exploration stage company, we are subject to unforeseen costs, expenses, problems and difficulties inherent in new business ventures.

OUR INDEPENDENT AUDITORS HAVE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The financial statements for each of these periods were prepared assuming that we would continue as a going concern. We have had net losses for each of the years ended December 31, 2012 and 2011, and we have an accumulated deficit as of December 31, 2012. In the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we do not expect to generate any significant revenues from operations for the foreseeable future, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital through equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

RISKS RELATED TO THE COMPANY

WE HAVE VERY LIMITED ASSETS.

Our assets to be used in the development of a toll mining service have not yet been utilized and there can be no guarantee that we will be successful in utilizing these assets going forward. We do not anticipate having any revenues from this property for the foreseeable future. Additionally, this property, without adequate funding, may never produce any significant revenues.

OUR ASSETS ARE ENCUMBERED UNDER A FORBEARANCE AGREEMENT.

The Tonopah property was subject to an existing $2.5 million first deed of trust which was in default at the time of the Shea Exchange Agreement, which was also assumed in the transaction. As part of the assignment, NJB Mining modified the related note to allow us numerous extensions. As of August 31, 2011, we were still in default under the terms of the note, and therefore entered into a forbearance agreement with NJB, in which NJB agreed to forbear from initiating legal proceedings, including forbearance of the deed of trust and enforcement of its collection remedies. The NJB Forbearance Agreement further provided for additional extensions up through December 9, 2011. On December 9, 2011, Pure Path Capital Management Company purchased the note and the NJB Forbearance Agreement directly from NJB. On December 21, 2011, we entered into an amended and restated forbearance agreement with Pure Path (the “A&R Forbearance”). Pure Path provided an additional extension to stay any action of the A&R Forbearance until June 8, 2012; such extension was provided without additional consideration. If not paid by June 8, 2012 or another agreement is not executed, the Company would be required to issue Five Million (5,000,000) shares of its common stock to Pure Path. The Company did not pay the balance of the mortgage on June 8, 2012 and pursuant to the terms of the A&R Forbearance Agreement, the Company was required to issue Five Million (5,000,000) shares to Pure Path. The Five Million (5,000,000) shares were approved for issuance by the Board of Directors on October 9, 2012 and were issued to Pure Path on December 6, 2012. Pure Path has granted us an extension until April 30, 2013 without any additional consideration as we negotiate the terms of a longer forbearance extension.

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

RISKS RELATING TO OUR BUSINESS

WE WILL REQUIRE ADDITIONAL FINANCING TO CONTINUE TO FUND OUR CUSTOM PERMITTED PROCESSING TOLL MILLING INTERESTS.

Substantial additional financing will be needed in order to fund the current plan to begin toll milling services or maintain and develop the Tonopah property. Our means of acquiring investment capital is limited to private equity and debt transactions. We have no significant sources of currently available funds to engage in additional development. Without significant additional capital, we will be unable to fund our current property interests or effectuate our current business plan for custom permitted processing toll milling and mining services. See “—Risks Relating to Our Financial Condition – We Currently Do Not Have Enough Cash to Fund Operations, Debt Reduction or Potential Acquisitions During 2013.”

OUR PERFORMANCE MAY BE SUBJECT TO FLUCTUATIONS IN MINERAL PRICES.

The profitability of any new custom permitted processing toll milling services could be significantly affected by changes in the market price of minerals. Demand for minerals can be influenced by economic conditions and attractiveness as an investment vehicle. Other factors include the level of interest rates, exchange rates and inflation. The aggregate effect of these factors is impossible to predict with accuracy.

In particular, mine production and the willingness of third parties such as central banks to sell or lease gold affects the supply of gold. Worldwide production levels also affect mineral prices. In addition, the price of gold, silver and other precious minerals have, on occasion, been subject to very rapid short-term changes due to speculative activities.

ESTIMATES REGARDING THE QUANTITY OF PRECIOUS METALS IN OUR TAILINGS OR THE ORE OF OTHERS THAT WE PROCESS ARE SUBJECT TO SIGNIFICANT RISK AND MAY NEGATIVELY AFFECT OUR FINANCIAL RESULTS.

Currently, we have no contracts with other mine owners and we currently do not have any mines of our own, therefore we cannot make any estimates regarding probable reserves in connection with any of these sources of minerals, and any estimates relating to possible reserves are subject to significant risks. We have done initial internal metallurgical testing on some of the source materials at Tonopah, but have not done comprehensive metallurgical testing on all of them. The tonnage and grade of the tailings that we propose to process have not been fully verified. Therefore, we cannot be certain of the level of recovery of valuable metals we can attain in our custom permitted processing toll milling operations from the Tonopah mine tailings. Furthermore, we are pursuing contracts with owners of potentially valuable minerals, but we cannot make any estimates regarding probable recovery rates in connection with any of these sources of minerals, and any estimates relating to possible recoveries are subject to significant risks. Therefore, no assurance can be given of the size or grades recovered that are planned to supply our custom permitted processing toll milling operations.

OUR CUSTOM PERMITTED PROCESSING TOLL MILLING OPERATIONS ARE SUBJECT TO ENVIRONMENTAL REGULATIONS AND PERMITTING, WHICH COULD RESULT IN THE INCURRENCE OF ADDITIONAL COSTS AND OPERATIONAL DELAYS.

All phases of our operations are subject to current environmental protection regulation. There is no assurance that future changes in environmental regulation, such as greenhouse gas emissions, carbon footprint and the like, will not adversely affect our project. With respect to our custom permitted processing toll milling operations, some of our proposed operations will require additional permits, which could incur additional cost and may delay startup and cash flow. In addition, each toll milling mineral source must be fully permitted for its own operation, a process over which we have no control.

OUR CUSTOM PERMITTED PROCESSING TOLL MILLING OPERATIONS WILL REQUIRE US TO DEPEND ON THIRD PARTIES AND OTHER ELEMENTS BEYOND OUR CONTROL, WHICH COULD RESULT IN HARM TO OUR BUSINESS.

Our custom permitted processing toll milling operations will rely largely on mineral material produced by others, but we have no control over their operations. Delivery of ore to our processing facilities is also subject to the risks of transportation, including trucking operations run by others, regulations and permits, fuel cost, weather, and road conditions. Toll milling requires that the mineral producer and the mineral processor agree on the grade of the incoming mineral, which can be a source of conflict between parties. Any disagreements with mineral producers, or problems with the delivery of ore, could result in additional costs, disruptions and other problems in the operation of our business.

U.S. FEDERAL LAWS

Under the U.S. Resource Conservation and Recovery Act, companies such as ours may incur costs for generating, transporting, treating, storing, or disposing of hazardous waste. Our custom permitted processing toll milling operations may produce air emissions, including fugitive dust and other air pollutants, from stationary equipment, storage facilities, and the use of mobile sources such as trucks and heavy construction equipment which are subject to review, monitoring and/or control requirements under the Federal Clean Air Act and state air quality laws. Permitting rules may impose limitations on our production levels or create additional capital expenditures in order to comply with the rules.

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

ITEM 2. DESCRIPTION OF PROPERTIES

On March 15, 2011, in an effort to enter the precious metal toll milling business, we completed the Shea Exchange Agreement, whereby we acquired the Tonopah property, consisting of land, buildings, mining tailings, a dormant milling facility, abandoned milling equipment and water permits. We currently do not have any mines.

Our corporate office is located at 611 Walnut Street, Gadsden, Alabama 35901. We are using the office space of the Company’s secretary, Tina Gregerson. We believe that our current facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

The Company is currently in arbitration with Mark Dacko, the Company’s former Chief Financial Officer. The Company and Mr. Dacko are in dispute regarding his employment with the Company as well as the details of his termination. The date of the arbitration hearing is tentatively scheduled for June 11, 2013.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock is quoted on the OTCBB under the symbol “SDGR.” As of April 12, 2013, the last closing sale price of our common stock as reported by OTCBB was $0.28 per share. The following table sets forth for the periods indicating the range of high and low closing sale prices of our common stock:

Period	High	Low

Quarter Ended March 31, 2011	$1.22	$0.30
Quarter Ended June 30, 2011	$1.91	$0.52
Quarter Ended September 30, 2011	$1.25	$0.51
Quarter Ended December 31, 2011	$0.98	$0.22

Quarter Ended March 31, 2012	$0.83	$0.25
Quarter Ended June 30, 2012	$0.65	$0.15
Quarter Ended September 30, 2012	$0.40	$0.13
Quarter Ended December 31, 2012	$0.30	$0.11

The quotations from the OTCBB above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions.

RECORD HOLDERS

As of April 12, 2013 there were approximately 149 record holders of our common stock, excluding shareholders holding securities in “street name.”

DIVIDENDS

We have never paid cash dividends on our common stock and have no present intention of doing so in the foreseeable future. Rather, we intend to retain all future earnings to provide for the growth of our Company. Payment of cash dividends in the future, if any, will depend, among other things, upon our future earnings, requirements for capital improvements and financial condition.

RECENT SALES OF UNREGISTERED SECURITIES

In addition to the sales of unregistered securities that we reported in Quarterly Reports on Form 10-Q and Current Reports on Form 8-K during fiscal year ended 2012, we made the following sales of unregistered securities during the quarter ended December 31, 2012:

On December 6, 2012, we issued One Million Four Hundred Thousand (1,400,000) shares of unregistered common stock to Afignis, LLC pursuant to a Settlement Agreement and Five Million (5,000,000) shares of common stock to Pure Path Management Company, LLC pursuant to the A & R Forbearance Agreement.

On December 28, 2012, we issued Two Million (2,000,000) shares of common stock to Pure Path Management Company, LLC to settle a portion of the debt the Company owes to Pure Path.

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

Cautionary Notice Regarding Forward Looking Statements

Readers are cautioned that the following discussion contains certain forward-looking statements and should be read in conjunction with the “Special Note Regarding Forward-Looking Statements” appearing at the beginning of this Annual Report.

The information contained in Item 7 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This filing contains a number of forward-looking statements, which reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in our Annual Report on form 10-K and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview of the Company

We have had initial discussions with the Nevada Department of Natural Resources (“NDEP”) regarding application for the permits necessary to conduct custom permitted processing toll milling activities and construction of the required additional buildings to commence operations. Before formal application for the permits, NDEP suggested that we take the following actions: (i) retain a Nevada Certified Environmental Manager (“CEM”) to perform a site characterization on the tailings and test for the potential release of pollutants, (ii) perform site characterizations on “once through” and “twice through” tailings and test for potential release of pollutants and acid generation potential, (iii) perform Meteoric Profile II water testing on ground water directly below the mill as well as surrounding wells located off site, and (iv) determine baseline values of water contamination using the Meteoric Profile II results. NDEP requested that the Company delay any new construction planned for “metal extraction” until after the permits are in place. We have also hired Allstate-Nevada Environmental Management, Inc., to assist us with obtaining an NDEP WPCP and to help us fulfill all the requirements of NDEP including the site characterization and Meteoric Profile II analysis, as well as advise on the overall site cleanup and assisting with any other NDEP requirements.

In March 2013, we completed surveys and testing of the Tonopah property required for the application of our required permits. After completion of the survey, it was determined the property is 1186 acres. We retained Advanced Surveying & Professional Services as our Professional Land Surveyor (“PLS”) on February 5, 2013. The scope of work our PLS completed includes: (i) setting a total of Nineteen (19) permanent monuments at angle points along lines, (ii) setting Eight (8) permanent monuments locating US Hwy 95, (iii) recording a professional map indicating longitude and latitude for all corners, and (iv) providing a digital map accessible in AutoCad software.

Upon funding, our business plan is to purchase equipment and build out a facility to serve as a custom permitted processing toll milling facility (which includes an analytical lab and hydrometallurgical recovery plant) located in Tonopah, Nevada and potentially conduct National Instrument 43-101 studies at Tonopah and Manhattan. One or both of these facilities, if completed, would also serve as a custom permitted processing toll milling facility for any future mining properties we could develop or form a joint venture with.

The Company re-domiciled from Colorado to Nevada in March 2013. We determined that, due to a lack of connection to Colorado, it was in the best interest of the Company to move its domicile to Nevada.

Standard Gold Holdings, Inc. (formerly known as Standard Gold, Inc. and Princeton Acquisitions, Inc.) was incorporated in the State of Colorado on July 10, 1985. On September 29, 2009, we completed a share exchange agreement with Hunter Bates Mining Corporation, a Minnesota corporation (“Hunter Bates”) and certain of its shareholders, in which Hunter Bates’ shareholders exchanged all of their capital securities into similar capital securities of ours (the “Hunter Bates Share Exchange”) and we adopted the business model of Hunter Bates of minerals exploration and mining. Accordingly, the Hunter Bates Share Exchange represented a change in control and Hunter Bates became a wholly owned subsidiary of Standard Gold.

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

On March 15, 2011, we closed a series of transactions, whereby we acquired certain assets of Shea Mining & Milling, LLC (“Shea Mining”), which assets include land, buildings, a dormant milling facility, abandoned milling equipment, water permits, mine tailings, mine dumps and the assignment of a note payable, a lease and a contract agreement with permits. We completed the Shea Exchange Agreement in order to offer toll milling services of precious minerals. Toll milling is a process whereby mined material is crushed and ground into fine particles to ease the extraction of any precious minerals contained therein, such as gold, silver, lead, zinc and copper, and rare earth metals. Custom milling and refining can include many different processes to extract precious metals from carbon or concentrates. These toll-processing services also distill, dry, mix, or mill chemicals and bulk materials on a contractual basis and provide a chemical production outsourcing option for industrial companies which lack the expertise, capacity, or regulatory permits for in-house production.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2012 COMPARED TO THE YEAR ENDED DECEMBER 31, 2011.

Revenues

We had no revenues from operations for the years 2012 and 2011. Furthermore, we do not anticipate having any significant future revenues until we have sufficiently funded operations.

Operating Expenses

General and administrative expenses were $1,469,355 for 2012 as compared to $10,180,018 for 2011. Of the $1,469,355 in 2012, we recorded $265,000 of compensation expense relating to options as compared with $6,835,006 of compensation expenses related to stock option vesting and $690,000 from the termination of an investment agent agreement in 2011. We anticipate that future compensation expenses will increase and that certain operating expenses will continue to increase for fiscal 2013 as we continue to build the infrastructure to proceed with custom processing tolling milling services and possible entrance into other properties.

Depreciation and amortization expenses were $0 for 2012 as compared to $29,623 for 2011, which primarily represents depreciation of fixed assets for the Bates-Hunter Mine. We transferred the depreciable assets related to the Bates-Hunter Mine back to Wits Basin on April 29, 2011 and will no longer be recording any depreciation expenses specifically related to the Bates-Hunter Mine. Should we acquire other mine properties or begin custom permitted processing toll milling services, then we would resume recording depreciation expense.

During 2012, the Company recognized a loss on the disposition of assets related to impaired equipment held at Amargosa. The Company no longer has access to the equipment as a result of the eviction from Amargosa in February 2012.

Other Income and Expenses

Interest Expense

Interest expense for 2012 was $1,262,188 compared to 2011, which was $4,134,310. The 2012 and 2011 amounts relate to the interest due on the following notes payable: (i) the Cdn $6,750,000 limited recourse promissory note for the Bates-Hunter Mine, which was interest-free until January 1, 2010, and from such date accrued interest at 6% per annum, (ii) in April 2009, we entered into a 12% Convertible Debenture with Cabo Drilling (America) Inc., in the principal amount of $511,590, (iii) in August 2009, Hunter Bates issued a note payable in favor of Wits Basin (at which time held 100% of the equity interest in Hunter Bates) in the principal amount of $2,500,000 in consideration of various start-up and developments costs and expenses incurred by Wits Basin on its behalf while Hunter Bates and Gregory Gold were consolidated, wholly owned subsidiaries of Wits Basin, (iv) the short-term notes payable, (v) the convertible notes we entered into during 2011 plus the amortization of the value assigned to additional beneficial conversion features and warrants issued, and (vi) the amortization of debt issuance costs.

The elimination of items (i-iii) described above contributed to the significant decreases from the 2011 amounts. The non-cash interest expense for the year ended December 31, 2012 was $883,848 compared to $3,608,314 for the same period in 2011.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements through advances from Pure Path Capital Management, LLC. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next Twelve (12) months. We had a working capital deficit of $7,351,603 at December 31, 2012. Cash and cash equivalents were $94 at December 31, 2012, representing a decrease of $526 from the cash and cash equivalents of $620 at December 31, 2011.

We receive monthly payments of $529 from American Tower Corporation for a cellular tower located on our Tonopah land.

Our cash reserves will not be sufficient to meet our operational needs and thus, we need to raise additional capital to pay for our operational expenses and provide for capital expenditures. Our basic operational expenses are estimated at approximately $45,000 per month and we continue to have debt service commitments, which include $2,047,728 (plus accrued interest) due to Pure Path under the A&R Forbearance Agreement and $ 2,118,427 (plus accrued interest) if none of the convertible note holders convert any portion of their notes payable. Above the basic operational expenses, we estimate that we need approximately $3,000,000 to begin limited tolling operations. If we are not able to raise additional working capital, we may have to cease operations altogether.

For the years ended December 31, 2012 and 2011, we had net cash used in operating activities of $359,103 and $1,480,170 respectively. The decrease in 2012 is due primarily from the decrease in cash being expended for operations in Nevada.

For the years ended December 31, 2012 and 2011, we had net cash used in investing activities of $0 and $1,062,014, respectively. The amount in 2011 was due to the funds required to enter into the Shea Exchange Agreement, the Company did not have any such similar expenses in 2012.

For the years ended December 31, 2012 and 2011, we had net cash provided by financing activities of $358,577 and $2,542,650 respectively. During 2012 we entered into a short-term notes payable, resulting in cash proceeds of $358,577. During 2011, we issued six-month convertible promissory notes resulting in gross cash proceeds of $2,482,500 and received cash proceeds of $101,139 from the sale and exercise of stock options and warrants.

The following table summarizes our debt as of December 31, 2012:

Outstanding Amount		Interest Rate		Unamortized Discounts	Accrued Interest	Maturity Date		Type
$25,000	(1)	5%		$—	$2,997	November 30, 2010		Conventional
$2,047,728	(2)	12.5	%(3)	$—	$273,323	February 8, 2012	(4)	Conventional
$2,118,427	(5)	6%		$—	$221,586	(6)		Convertible
$87,556	(7)	12.5%		—	$78	(7)		Conventional

(1)	Promissory note issued on September 7, 2010, to Stephen Flechner, our President at the time, currently past due, original terms apply in the default period.

(2)	Represents the outstanding balance of the original note payable to NJB Mining Inc. that was purchased directly by Pure Path Capital Management (for the assets located in Tonopah).

(3)	The stated interest rate is 7.5%, but since the note was not paid in full by August 25, 2010, the rate increased to 12.5% (an additional 5% default rate was added).

(4)	This is the date referenced in the A&R Forbearance Agreement now owned by Pure Path, extended until April 30, 2013.

(5)	Beginning in January 2011, we entered into various six-month convertible promissory notes convertible at a price of $0.50 per share and issued a two-year stock purchase warrant with an exercise price of $0.50 per share at a rate of two (2) warrants per $1 of note.
(6)	The convertible promissory notes begin maturing on July 5, 2011 through December 27, 2012. These convertible notes are currently past due and original terms apply in the default period.
(7)	Aggregate short-term loans from Pure Path are due on demand. Original terms apply in the default period.

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

Off-Balance Sheet Arrangements

During the year ended December 31, 2012, we did not engage in any off balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Standard Gold Holdings, Inc. (an exploration stage company)

We have audited the accompanying consolidated balance sheets of Standard Gold Holdings, Inc. (formerly Standard Gold, Inc.) (an exploration stage company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years ended December 31, 2012 and 2011, and the period from September 28, 2004 (inception of exploration stage) to December 31, 2012. Standard Gold Holdings, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Standard Gold Holdings, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011, and the period from September 28, 2004 (inception of exploration stage) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had net losses for the years ended December 31, 2012 and 2011 and had an accumulated deficit at December 31, 2012. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moquist Thorvilson Kaufmann LLC

Edina, Minnesota

April 15, 2013

STANDARD GOLD HOLDINGS, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
Assets
Current assets:
Cash	$94	$620
Prepaid expenses	8,897	37,835
Total current assets	8,991	38,455

Shea Mining and Milling Assets	35,159,427	35,159,427
Property, plant and equipment, net	-	40,925
Debt issuance costs, net	-	275
Total Assets	$35,168,418	$35,239,082

Liabilities and Shareholders' Equity
Current liabilities:
Short-term notes payable	$2,160,284	$2,072,728
Convertible notes payable, current portion	2,118,427	2,300,973
Due to Wits Basin	16,616	16,616
Accounts payable	611,356	580,343
Due to Shea Mining and Milling	225,000	400,000
Accrued interest	497,984	119,644
Accrued expenses	1,730,927	1,137,379
Total current liabilities	7,360,594	6,627,683

Preferred stock, $.001 par value, 50,000,000 shares authorized: 10,000,000 shares issued and outstanding	10,000,000	10,000,000

Shareholders' equity:
Common stock, $.001 par value, 100,000,000 shares authorized: 54,318,756 and 43,848,756 shares issued and outstanding at December 31, 2012 and 2011, respectively	54,318	43,848
Additional paid-in capital	45,831,321	43,882,949
Accumulated deficit	(28,077,815)	(25,315,398)
Total shareholders' equity	17,807,824	18,611,399
Total Liabilities and Shareholders' Equity	$35,168,418	$35,239,082

The accompanying notes are an integral part of these financial statements.

STANDARD GOLD HOLDINGS, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

			Sept. 28, 2004
			(inception)
	Year Ended December 31,		to December 31,
	2012	2011	2012

Revenues	$-	$-	$-

Operating expenses:
General and administrative	1,469,355	10,180,018	14,714,730
Exploration expenses	-	50,501	5,876,922
Depreciation and amortization	-	29,623	331,361
Loss on disposal of assets	40,925	-	53,287
Total operating expenses	1,510,280	10,260,142	20,976,300
Loss from operations	(1,510,280)	(10,260,142)	(20,976,300)

Other income (expense):
Other income	10,051	-	11,742
Interest expense	(1,262,188)	(4,134,310)	(6,759,562)
Foreign currency losses	-	(329,875)	(353,695)
Total other income (expense)	(1,252,137)	(4,464,185)	(7,101,515)
Loss from operations before income taxes	(2,762,417)	(14,724,327)	(28,077,815)

Income tax provision	-	-	-
Net loss	$(2,762,417)	$(14,724,327)	$(28,077,815)

Basic and diluted net loss per common share	$(0.06)	(0.38)

Basic and diluted weighted average common shares outstanding	45,204,302	38,414,561

The accompanying notes are an integral part of these financial statements.

STANDARD GOLD HOLDINGS, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

			Additional
	Common stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

BALANCE, December 31, 2010	25,083,572	$25,084	$6,937,488	$(10,591,071)	$(3,628,499)

Issuance of common stock for Shea Mining and Milling assets	35,100,000	35,100	31,203,900	-	31,239,000

Wits Basin common stock exchanged for preferred shares	(19,713,544)	(19,714)	(9,980,286)	-	(10,000,000)

Issuance of 5,312,878 warrants and recording of beneficial charges related to issuance of convertible promissory notes during 2011	-	-	2,556,203	-	2,556,203

Conversion of $81,750 of principal and $1,117 of interest of convertible notes	165,735	165	82,702	-	82,867

Issuance of 2,305,556 shares of common stock for maturity date extensions and reduction of principal balance	2,305,556	2,306	1,752,694	-	1,755,000

Issuance of common stock in exchange of accrued expenses	50,000	50	169,950	-	170,000

Issuance of 600,000 shares of common stock and 20,000 warrants to consultant for services	600,000	600	708,800	-	709,400

Sale of 4,000,000 warrants to consultant	-	-	100,000	-	100,000

Exercise of options from $0.51 to $1.00	90,665	91	51,048	-	51,139

Cashless exercise of warrants	166,772	166	(166)	-	-

Common stock/stock option compensation expense	-	-	6,835,006	-	6,835,006

Disposition of Hunter Bates/Gregory Gold	-	-	3,465,610	-	3,465,610

Net loss	-	-	-	(14,724,327)	(14,724,327)
BALANCE, December 31, 2011	43,848,756	$43,848	$43,882,949	$(25,315,398)	$18,611,399

Conversion of $481,262 of principal and $28,738 of interest of convertible promissory notes	1,020,000	1,020	508,980	-	510,000

Modification and exercise of 1,000,000 warrants upon exchange of short-term notes payable	1,000,000	1,000	303,226	-	304,226

Issuance of 50,000 warrants related to 2012 convertible promissory notes	-	-	7,116	-	7,116

Issuance of 50,000 shares of common stock to consultant for services	50,000	50	32,450	-	32,500

Stock option compensation expense	-	-	265,000	-	265,000

Issuance of 1,400,000 shares of common stock in exchange of amounts due to Shea Mining and Milling	1,400,000	1,400	138,600	-	140,000

Issuance of 5,000,000 shares of common stock for maturity date extension of short-term notes payable	5,000,000	5,000	495,000	-	500,000

Issuance of 2,000,000 shares of common stock upon exchange of short-term notes payable	2,000,000	2,000	198,000		200,000

Net loss	-	-	-	(2,762,417)	(2,762,417)
BALANCE, December 31, 2012	54,318,756	$54,318	$45,831,321	$(28,077,815)	$17,807,824

The accompanying notes are an integral part of these financial statements.

STANDARD GOLD HOLDINGS, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			September 28,
			2004
			(inception) to
	Year Ended December 31,		December 31,
	2012	2011	2012
OPERATING ACTIVITIES:
Net loss	$(2,762,417)	$(14,724,327)	$(28,077,815)
Adjustments to reconcile net loss to cash flows used in operating activities:

Expense incurred due to modification of warrants	54,226	-	54,226
Depreciation and amortization	-	29,623	331,361
Amortization of imputed interest and original issue discounts on debt	280,832	2,289,154	3,208,994
Amortization of prepaid consulting fees related to issuance of common stock and warrants	-	112,000	491,000
Amortization of debt issuance costs	275	16,432	29,239
Compensation expense related to issuance of common stock and stock option grants	265,000	6,835,006	8,202,000
Issuance of common stock for extension of maturity date on short-term debt	500,000	-	500,000
Loss on foreign currency	-	329,875	353,695
Issuance of common stock for expenses	-	1,964,400	2,118,400
Loss on disposal of miscellaneous assets	40,925	-	53,287
Issuance of equity securities by Wits Basin for exploration expenses	-	-	334,950
Debt incurred for exploration expenses	-	-	75,000
Changes in operating assets and liabilities:
Prepaid expenses	28,938	(37,835)	(8,897)
Accounts payable	31,013	332,737	531,356
Accrued expenses	1,202,105	1,372,765	4,074,288
Net cash used in operating activiies	(359,103)	(1,480,170)	(7,728,916)

INVESTING ACTIVITIES:
Purchases of Shea Mining and Milling assets	-	(1,020,427)	(1,020,427)
Purchases of equipment	-	(41,587)	(185,215)
Net cash used in investing activities	-	(1,062,014)	(1,205,642)

FINANCING ACTIVITIES:
Payments on long-term debt	-	-	(491,106)
Payments from (advances to) Wits Basin	-	(27,624)	5,314,251
Cash proceeds from issuance of common stock, warrants and exercise of stock options, net	-	101,139	1,173,694
Cash proceeds from short-term debt	358,577	2,482,500	2,977,077
Debt issuance costs	-	(13,365)	(39,264)
Net cash provided by financing activities	358,577	2,542,650	8,934,652

Increase (Decrease) in CASH AND CASH EQUIVALENTS	(526)	466	94
CASH AND CASH EQUIVALENTS, beginning of period	620	154	-
CASH AND CASH EQUIVALENTS, end of period	$94	$620	$94

The accompanying notes are an integral part of these financial statements.

STANDARD GOLD HOLDINGS, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 and 2011

NOTE 1 – NATURE OF BUSINESS

Standard Gold Holdings, Inc. (formerly known as Standard Gold, Inc. and Princeton Acquisitions, Inc.) was incorporated in the State of Colorado on July 10, 1985 as a blind pool or blank check company. On September 29, 2009, we completed a share exchange agreement with Hunter Bates Mining Corporation, a Minnesota corporation (“Hunter Bates”) and certain of its shareholders, in which Hunter Bates’ shareholders exchanged all of their capital securities into similar capital securities of ours (the “Hunter Bates Share Exchange”) and we adopted the business model of Hunter Bates of minerals exploration and mining. Accordingly, the Hunter Bates Share Exchange represented a change in control and Hunter Bates became a wholly owned subsidiary of Standard Gold.

Prior to September 29, 2009, Wits Basin Precious Minerals Inc., a Minnesota corporation and public reporting company quoted on the Pink Sheets under the symbol “WITM” (“Wits Basin”) was the majority shareholder of Hunter Bates. Hunter Bates was formed in April 2008 to acquire the prior producing gold mine properties (consisting of land, buildings, equipment, mining claims and permits) located in Central City, Colorado, known as the “Bates-Hunter Mine.” We had not engaged in any exploration or mining activities at the Bates-Hunter Mine properties and on April 29, 2011, we transferred all of our interests of Hunter Bates back to Wits Basin in order to develop the toll milling business as described below. See Note 11 – Transfer of Bates-Hunter Mine for further discussion regarding the transfer of the Bates-Hunter Mine.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2012, we incurred losses from operations of $1,510,280. At December 31, 2012, we had an accumulated deficit of $28,077,815 and a working capital deficit of $7,351,603. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the fiscal year of 2012, we received net cash proceeds of $358,577 from the issuance of short-term promissory notes. We believe that private placements of equity capital and/or additional debt financing will be needed to fund our long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If we are unable to obtain the necessary capital, we may have to cease operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The 2011 consolidated financial statements include the accounts of Standard Gold, Inc., and our wholly-owned subsidiary Hunter Bates Mining Corporation (and its wholly owned subsidiary Gregory Gold Producers, Inc.). All significant intercompany transactions and balances have been eliminated in the 2011 consolidation. Effective April 29, 2011, Standard Gold transferred its entire ownership in Hunter Bates to Wits Basin and subsequently became a single reporting entity. The 2012 financial statements include only the accounts of Standard Gold.

Cash and Cash Equivalents

We include as cash equivalents: (a) certificates of deposit, and (b) all other investments with maturities of three months or less, which are readily convertible into known amounts of cash. We maintain our cash in high-quality financial institutions. The balances, at times, may exceed federally insured limits.

Shea Milling and Mining Assets

We have recorded the fair value of the Shea Milling and Mining assets as an aggregate amount. The assets include the mine tailings and dumps, the land, water rights and the milling facility (the buildings and equipment). None of the assets have been put into production as we recently completed surveys in March 2013 and are currently conducting testing required to allow us to evaluate and operate our equipment. As such, we will continue to classify them under a single listing.

Property, Plant and Equipment

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

See Note 11 – Transfer of Bates-Hunter Mine for a discussion regarding the transference of the Bates-Hunter Mine properties.

Long-Lived Assets

We will periodically evaluate the carrying value of long-lived assets to be held and used, including but not limited to, mineral properties, mine tailings, mine dumps, capital assets and intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose. Impairment charges were $40,925 and $0 during the years ended December 31, 2012 and 2011, respectively. See Note 11 – Transfer of Bates-Hunter Mine for a discussion regarding the transference of the Bates-Hunter Mine assets.

Segment Reporting

We have a single operating segment of custom permitted processing toll milling.

Revenue Recognition and Deferred Revenue

As of December 31, 2012, we have recorded no revenues from custom permitted processing toll milling.

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

Off Balance Sheet Arrangements

As of December 31, 2012, we did not have any off-balance sheet activities (including the use of structured finance or special purpose entities) or any trading activities in non-exchange traded commodity contracts that have a current or future effect on our financial condition, changes in the financial condition, revenues or expenses, results of operation, liquidity, capital expenditures or capital resources that are material to our investors.

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

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at December 31, 2012 and 2011. The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

The Company intended to be included in the consolidated federal income tax return of Wits Basin until March 15, 2011. At that time, we no longer were a consolidated entity for tax reporting as Wits Basin held only approximately 4% of our common stock. The tax provision included in the accompanying consolidated financial statements is calculated as if the Company filed separate federal and state income tax returns. Deferred taxes are provided on temporary differences between book and tax basis of assets and liabilities, which will have a future impact on taxable income. The Company has recorded a full valuation allowance against the net deferred tax asset due to the uncertainty of realizing the related benefits.

NOTE 3 – ACQUISITION OF SHEA MILLING AND MINING ASSETS

On March 15, 2011, we entered into an exchange agreement by and between us, Shea Mining, Afignis, LLC, Leslie Lucas Partners, LLC, Wits Basin and Alfred A. Rapetti (the “Shea Exchange Agreement”) whereby we acquired certain assets from Shea Mining, which assets include those located in Tonopah (financed through a note payable assigned to us), mine dumps, a property lease and a contract agreement in exchange for Thirty-Five Million (35,000,000) shares of our unregistered shares. The Shea Exchange Agreement did not include any operable toll milling equipment, employees or operational processes and therefore has been accounted for as a purchase of a group of assets. We completed the Shea Exchange Agreement to acquire the Shea assets and develop a toll milling services business of precious minerals.

Pursuant to the assignment of a note payable, we executed an Assignment and Assumption of Loan Documents and Loan Modification Agreement, by and between us, Shea Mining and NJB Mining, Inc. (the “Loan Modification Agreement”), dated March 15, 2011, for those assets located in Tonopah, Nevada (“Tonopah”), consisting of land, buildings, mining tailings, a dormant milling facility, abandoned milling equipment and water permits. The land encompasses One Thousand One Hundred Seventy-Four (1,174) deeded acres, one of the largest private land holdings in Esmeralda County, Nevada. Approximately Three Hundred Thirty-Four (334) acres of this land has sitting on it an estimated Two Million Two Hundred Thousand (2,200,000) tons of tailings known as the Millers Tailings from the historic gold rush of Goldfield and Tonopah, Nevada.

The Tonopah property was subject to an existing $2,500,000 first deed of trust which was in default at the time of the Shea Exchange Agreement and included accrued interest of $375,645 which was also assumed in the transaction. As part of the assignment, NJB Mining, Inc. (“NJB”) modified the related note to allow us until May 14, 2011 to refinance this mortgage, which was subsequently extended numerous times. As of August 31, 2011, we were still in default under the terms of the Loan Modification Agreement, and therefore entered into a forbearance agreement with NJB, (the “NJB Forbearance Agreement”), in which NJB agreed to forbear from initiating legal proceedings, including forbearance of the deed of trust and enforcement of its collection remedies. The NJB Forbearance Agreement further provided for additional extensions up through December 9, 2011. On December 9, 2011, Pure Path Capital Management Company, LLC (“Pure Path”) purchased the Loan Modification Agreement and the NJB Forbearance Agreement directly from NJB. On December 21, 2011, we entered into an amended and restated forbearance agreement with Pure Path (the “A&R Forbearance”), whereby Pure Path extended the provisions of the NJB Forbearance Agreement. Pure Path provided an additional extension to stay any action of the A&R Forbearance until June 8, 2012; such extension was provided without additional consideration. If not paid by June 8, 2012 or another agreement is not executed, the Company would be required to issue Five Million (5,000,000) shares of its common stock to Pure Path. The Company did not pay the balance of the mortgage on June 8, 2012 and pursuant to the terms of the A&R Forbearance Agreement, the Company was required to issue Five Million (5,000,000) shares to Pure Path. The Five Million (5,000,000) shares were approved for issuance by the Board of Directors on October 9, 2012 and were issued to Pure Path on December 6, 2012. Pure Path has granted us an extension until April 30, 2013 without any additional consideration as we negotiate the terms of a longer forbearance extension.

In connection with the Shea Exchange Agreement, we also were assigned the ownership of approximately a Six (6) square mile section of mine dump material in Manhattan, Nevada (“Manhattan”).

The other assets we acquired consisted of a property lease, which allowed us the use of an assay lab property and the associated water permits, (with a right to purchase for $6,000,000) and a contract agreement, which allowed us the use of processing permits, located in Amargosa Valley, Nevada (“Amargosa”). We paid a monthly base rent of $17,500 on this lease and $5,000 monthly on the contract agreement. In January 2012, the landlord of the Amargosa lease caused to have served a Five (5) Day Notice To Pay Rent Or Quit due to default in the monthly $17,500 lease payments. The Company began immediate communications with the landlord, which resulted in a delay of further actions by the landlord to pursue any remedies. Then on February 9, 2012, the landlord caused to have served an Order For Summary Eviction (“Eviction”) due to continued default in lease payments. Effective with the Eviction, a total of $112,500 in lease and contract payments remain unpaid as well as $10,500 in late fees required pursuant to the terms of the lease. On February 10, 2012, the Beatty County Sheriff completed the Eviction at Amargosa and we as such, no longer have access to the assay lab or permits at Amargosa. As a result, all remaining equipment at Amargosa with an aggregate value of $40,925 was written off as impaired

Pursuant to the Shea Exchange Agreement, we issued a total of Thirty-Five Million (35,000,000) shares of our common stock to the equity holders of Shea Mining in exchange for certain of their assets, resulting in those holders owning an ownership interest of approximately Eighty-Seven Percent (87%) of our then currently outstanding common stock (approximately Fifty-Six Percent (56%) ownership interest on a fully diluted basis). Alfred A. Rapetti, a member of our Board of Directors and our former Chief Executive Officer, was granted an irrevocable voting proxy for half of the shares issued to the Shea Mining equity holders, which continues until the affected shares are publicly sold after a period of at least Six (6) months, and thereafter in accordance with all applicable securities laws. In August 2011, these rights were transferred to Blair Mielke, a former director of the Company. All but 110,000 shares of such voting rights have since been canceled by the respective holders. We also agreed to indemnify Shea Mining from any liabilities arising after March 15, 2011 out of the Loan Modification Agreement or the loan agreements.

The purchase consideration of the assets acquired was calculated as follows:

Issuance of 35,000,000 shares of common stock with an estimated fair value of $0.89 per share (closing sales price on March 15, 2011)	$31,150,000
Cash consideration ($225,000 still payable at December 31, 2012)	700,000
Assumption of NJB Mining mortgage	2,500,000
Assumption of accrued interest and other liabilities	463,184
Legal costs (includes issuance of 100,000 shares of common stock valued at $89,000)	205,258
Other direct expenses incurred in connection with the Shea Exchange Agreement	140,985
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

Simultaneous with these transactions, pursuant to the Shea Exchange Agreement, Wits Basin exchanged Nineteen Million Seven Hundred Thirteen Thousand Five Hundred Forty-Four (19,713,544) shares of our common stock it held for Ten Million (10,000,000) shares of our Series A Preferred Stock. The Series A Preferred Stock has a liquidation preference of Ten Million Dollars ($10,000,000), payable only upon certain liquidity events or upon achievement of a market value of our equity equaling $200,000,000 or more. Additional details regarding the Series A Preferred Stock can be found in our Articles of Amendment, which were filed with the Colorado Secretary of State on January 4, 2013. Additionally, we obtained the right to transfer our entire interest and related debt of the Bates-Hunter Mine, at any time prior to June 13, 2011, to Wits Basin in exchange for the cancellation of a promissory note issued by Hunter Bates payable in favor of Wits Basin in the approximate amount of $2,500,000. On April 29, 2011, our Board of Directors approved this transfer effective April 29, 2011. See Note 11 – Transfer of Bates-Hunter Mine for a discussion regarding the transference of the Bates-Hunter Mine and related assets and liabilities.

Furthermore, Wits Basin had entered into certain commitments which involved shares of our common stock and as a result of their exchange of substantially all of the Standard Gold common stock they held for Series A Preferred, they could no longer honor those commitments. In consideration of Wits agreeing to the exchange, the Company agreed to enter into Two (2) stock option agreements as follows: (1) the Company granted to one of Wits Basin’s major lenders a replacement stock option, on substantially the same terms as the stock option issued by Wits Basin, to purchase One Million Two Hundred Ninety-Nine Thousand (1,299,000) shares of the Company’s common stock at an exercise price of One Dollar ($1.00) per share expiring on December 14, 2014 (of which the holder exercised on 10,000 shares of the option with a payment of $10,000 during 2011) and (2) the Company granted to Wits Basin a replacement stock option, expiring on December 19, 2014, to purchase up to Six Hundred Thirty Thousand (630,000) shares of the Company’s common stock, at an exercise price of Fifty Cents ($0.50) per share.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

After we consummated the Shea Exchange Agreement, we purchased some miscellaneous assets for use at the Amargosa property. Due to non-payment of lease obligations at Amargosa in 2012, we lost access to this equipment rendering it totally impaired. Therefore, we have written off the equipment in its entirety.

Components of our property, plant and equipment are as follows:

	December 31,
	2012	2011
Equipment	$—	$41,587
Less accumulated depreciation	$—	$(662)
	$—	$40,925

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

(1) See Note 11 – Transfer of Bates-Hunter Mine for a discussion regarding the transference of the Bates-Hunter Mine related debt issuance costs.

NOTE 6 – SHORT-TERM NOTES PAYABLE

The following table summarizes the Company’s short-term notes payable:

	December 31,
	2012	2011

Promissory note issued on September 7, 2010, in the principal amount of $25,000 to Stephen Flechner, our President at the time, utilized for a potential mining project; stated interest rate of 5%; accrued interest of $2,997 at December 31, 2012; with a maturity date of November 30, 2010 and currently past due, original terms apply in the default period. (1)	$25,000	$25,000

Pure Path has advanced, under verbal agreements, an aggregate $517,779 during the year ended December 31, 2012. These advances are unsecured, stated interest rate of 12.5%, and are due on demand. On July 10, 2012, Pure Path exercised on warrants to purchase 1,000,000 shares of the Company’s unregistered common stock in exchange for a $250,000 ($238,729 of principal plus $11,271 of accrued interest) reduction in their short-term advances. On December 28, 2012, Pure Path was issued 2,000,000 shares of unregistered common stock in exchange for a $200,000 ($191,494 of principal plus $8,506 accrued interest) reduction in their short-term advances. An aggregate accrued interest of $78 remains due at December 31, 2012.	$87,556	—

Secured note payable originated in connection with the Shea Exchange Agreement, stated interest rate of 7.5%; accrued interest of $273,323 at December 31, 2012 based on the default interest rate of 12.5%. (2)	$2,047,728	$2,047,728
Totals	$2,160,284	$2,072,728

(1)  Secured by a personal guarantee of Stephen D. King, our CEO at the time.

(2) On December 9, 2011, Pure Path Capital Management Company, LLC (“Pure Path”) purchased the Loan Modification Agreement and the NJB Forbearance Agreement directly from NJB. On December 21, 2011, we entered into an amended and restated forbearance agreement with Pure Path (the “A&R Forbearance”), whereby Pure Path extended the provisions of the NJB Forbearance Agreement. Pure Path has provided additional extensions to stay any action of the A&R Forbearance until April 30, 2013; such extensions were provided without additional consideration.

The Company has placed in escrow the following: (i) a Deed in Lieu of Foreclosure, (ii) Water Rights Deed and (iii) a Bill of Sale. Should the Company not meet the requirements of the April 30, 2013 deadline, Pure Path has the right to take immediate title to the assets located in Tonopah and interest in all leases, contracts and permits related to ownership, occupancy and operation of said assets. We are still in negotiations with Pure Path in order to complete definitive documents to release the A&R Forbearance and structure a new note. If such arrangements are not agreed to, we could lose the Tonopah property.

Summary

The following table summarizes the short-term notes payable activity in 2012:

Balance at December 31, 2011	$2,072,728
Add: advances from Pure Path	517,779
Less: principal used for exercise of warrant and principal converted to common stock (see Note 8)	(430,223)
Balance at December 31, 2012	$2,160,284

The weighted average interest rate on short-term notes payable at December 31, 2012 was 12.4%.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

Beginning in January 2011 through November 2011, we entered into six-month convertible promissory notes with accredited investors (the “CP Notes”). The terms of the CP Notes are: (i) accrue interest at 6% per annum (ii) include the right to convert into our common stock at any time, at a price of $0.50 per share, and (iii) the issuance of a two-year stock purchase warrant, with an exercise price of $0.50 per share, at a rate of two warrants per $1 of the CP notes.

In June 2012, the Board authorized a reduction in the exercise of the warrant exercise price, from $0.50 to $0.25 per share for any additional CP Notes entered into, but still at a rate of two warrants per $1 of CP Notes. The Company entered into one such CP Note during June 2012 of $25,000.

The warrants created an aggregate debt discount of $1,489,253. In addition, due to proceeds allocated between the debt and warrants, beneficial conversion charges were created totaling an additional debt discount of $1,074,066. Both discounts were amortized over the six-month term of each of the respective CP Notes.

For the year ended December 31, 2012, we recorded $131,651 of amortization of the value assigned to the additional beneficial conversion feature of the CP Notes and $149,181 amortization of warrant debt discount. As of December 31, 2012, there is no remaining unamortized debt discount.

During June 2012, one of the note holders assigned an aggregate $500,000 of CP Notes and accrued interest to Pure Path in a private transaction. On June 28, 2012, Pure Path converted $478,186 of principal and $21,814 of accrued interest related to these notes into 1,000,000 shares of unregistered common stock.

In addition to the aforementioned Pure Path conversion, through December 31, 2012, another convertible note holder converted $3,076 of principal plus $6,924 of accrued interest into 20,000 shares of our common stock.

The following table summarizes the Company’s convertible notes:

	December 31,
	2012	2011
Convertible promissory notes net of unamortized discount of $0 at December 31, 2012; interest rate of 6%; accrued interest of $221,586 at December 31, 2012 and all of these CP Notes are past due and original terms apply in the default period.	$2,118,427	$2,300,973

Less: current portion	(2,118,427)	(2,300,973)
Long-term portion	$—	$—

NOTE 8 – SHAREHOLDERS’ EQUITY

Preferred Stock

Simultaneous with the Shea Exchange Agreement, Wits Basin exchanged Nineteen Million Seven Hundred Thirteen Thousand Five Hundred Forty-Four (19,713,544) shares of our common stock it held for Ten Million (10,000,000) shares ($.001 par value each) of "Series A Preferred Stock" with an original issue price of One Dollar ($1.00) per share.

Attributes of Series A Preferred Stock include but are not limited to the following:

Distribution in Liquidation

The Series A Preferred Stock has a liquidation preference of Ten Million Dollars ($10,000,000), payable only upon certain liquidity events or upon achievement of a market value of our equity equaling Two Hundred Million Dollars ($200,000,000) or more. Upon any liquidation, dissolution or winding up of the Corporation, and after paying or adequately providing for the payment of all its obligations, the remainder of the assets of the Corporation shall be distributed, either in cash or in kind, first pro rata to the holders of the Series A Preferred Stock in an amount equal to the Liquidation Value (as described below); then, to any other series of Preferred Stock, until an amount to be determined by a resolution of the Board of Directors prior to issuances of such Preferred Stock, has been distributed per share, and, then, the remainder pro rata to the holders of the Common Stock. Upon the occurrence of any Liquidation Event (as defined below), each holder of Series A Preferred Stock will receive a payment equal to the Original Issue Price for each share of Series A Preferred Stock held by such holder (the “Liquidation Value”). A “Liquidation Event” will have occurred when:

• The Corporation has an average market capitalization (calculated by adding the value of all outstanding shares of Common Stock valued at the Corporation’s closing sale price on the OTCBB or other applicable bulletin board or exchange, plus the value of the outstanding Series A Preferred Stock at the Original Issues Price per share) of Two Hundred Million Dollars ($200,000,000) or more over any Ninety (90) day period. The holders of the Series A Preferred Stock would have the right, for Thirty (30) days after the end of such qualifying Ninety (90) day measurement period, to require the Corporation to purchase the Series A Preferred Stock for an amount equal to the Liquidation Value.

• Any Liquidity Event in which the Corporation receives proceeds of Fifty Million Dollars ($50,000,000) or more. For purposes hereof, a “Liquidity Event” means any (a) liquidation, dissolution or winding up of the Corporation; (b) acquisition of the Corporation by means of any transaction or series of related transactions (including, without limitation, any reorganization, merger, share exchange, share purchase or consolidation) provided that the applicable transaction shall not be deemed a liquidation unless the Corporation’s stockholders constituted immediately prior to such transaction hold less than Fifty Percent (50%) of the voting power of the surviving or acquiring entity; or (c) the sale, lease, transfer or other disposition, in a single transaction or series of related transactions, by the Corporation or any subsidiary of the Corporation of all or substantially all the assets of the Corporation and its subsidiaries taken as a whole, or the sale or disposition (whether by merger or otherwise) of one or more subsidiaries of the Corporation if substantially all of the assets of the Corporation and its subsidiaries taken as a whole are held by such subsidiary or subsidiaries.

Written notice of any Liquidation Event (the “Liquidation Notice”) shall be given by mail, postage prepaid, or by facsimile to non-U.S. residents, not less than Five (5) days prior to the anticipated payment date state therein, to the holders of record of Series A Preferred Stock, such notice to be addressed to each such holder at its address as shown by the records of the Corporation. The Liquidation Notice shall state (i) the anticipated payment date, and (ii) the total Liquidation Value available for distribution to Series A Preferred Stock shareholders upon the occurrence of the Liquidation Event.

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

Conversion Rights

Holders of Series A Preferred Stock will have no right to convert such shares into any other equity securities of the Company.

Common Stock Issuances

During fiscal year 2011, we issued the following shares of our unregistered common stock:

(1)	In March 2011, we issued 35,100,000 shares of our unregistered common stock (valued at $31,239,000) pursuant to the March 15, 2011, Shea Exchange Agreement.

(2)	In May 2011, we issued 50,000 shares of unregistered common stock (valued at $75,000) as consideration for a 60-day extension from NJB Mining on the $2,500,000 Tonopah mortgage and we issued 50,000 shares of our unregistered stock (valued at $170,000) to Stephen E. Flechner as settlement for his resignation as President.

(3)	In July 2011, we issued 555,556 shares of unregistered common stock to NJB Mining, which was applied as a $500,000 principal payment on the $2,500,000 Tonopah mortgage and we issued 600,000 shares of our unregistered stock to an investment agent as settlement for terminating an agreement (valued at $690,000).

(4)	In August 2011, we issued 200,000 shares of unregistered common stock (valued at $180,000) as consideration for a 60-day extension from NJB Mining on the Tonopah mortgage.

(5)	In October 2011, we issued 500,000 shares of unregistered common stock (valued at $300,000) as consideration for an extension from NJB Mining pursuant to the NJB Forbearance Agreement.

(6)	In November 2011, we issued 1,000,000 shares of unregistered common stock (valued at $700,000) as consideration for an extension from NJB Mining pursuant to the NJB Forbearance Agreement.

(7)	During 2011, three convertible promissory note holders converted $81,750 of principal and $1,117 of accrued interest into an aggregate of 165,735 shares of unregistered common stock.

(8)	During 2011, four stock option holders exercised and received an aggregate of 90,665 shares of unregistered common stock (valued at $51,139).

(9)	During 2011, three warrant holders exercised certain warrants and received 166,772 shares of our common stock by surrendering 133,228 of their available shares to pay for the exercises, via the cashless exercise provision.

During fiscal year 2012, we issued the following shares of our unregistered common stock:

(1)	During 2012, two convertible promissory note holders converted $481,262 of principal and $28,738 of accrued interest from five convertible notes into an aggregate of 1,020,000 shares of unregistered common stock.

(2)	In March 2012, we issued 50,000 shares of unregistered common stock (valued at $32,500) in lieu of cash for services rendered.

(3)	In July 2012, Pure Path Capital exercised on warrants to purchase 1,000,000 shares of common stock in exchange for a $250,000 reduction in their short-term advances consisting of $238,729 of principal and $11,271 of accrued interest.

(4)	In December 2012, Afignis converted $140,000 of debt acquired from Shea into 1,400,000 shares of unregistered common stock.

(5)	In December 2012, we issued 5,000,000 shares of unregistered common stock (valued at $500,000) to Pure Path Capital as per terms in the A&R Forbearance Agreement on the Tonopah mortgage acquired from NJB Mining.

(6)	In December 2012, Pure Path Capital converted $191,494 of principal and $8,506 of accrued interest of its unsecured short-term loan facility into 2,000,000 shares of unregistered common stock.

Option Grants

We have one stock option plan: the 2010 Stock Incentive Plan, as amended (the “Plan”). Stock options, stock appreciation rights, restricted stock and other stock and cash awards may be granted under the Plan. In general, options vest over a period ranging from immediate vesting to five years and expire 10 years from the date of grant. Effective January 21, 2011, the Company’s Board of Directors (the “Board”) authorized an amendment to the 2010 Stock Incentive Plan, to increase the number of options available for granting under the Plan from 3,000,000 to 13,500,000 and authorized the Company to file an S-8 Registration Statement with the U.S. Securities and Exchange Commission (subsequently filed on January 27, 2011, File No. 333-171906) for the registration of the shares available in the Plan. On March 15, 2011, with the closing of the Shea Exchange Agreement a “change of control” event was deemed to have occurred and 13,500,000 previously granted stock options vested in full. Effective July 25, 2011, the Plan was amended to increase the total shares of stock which may be issued under the Plan from 13,500,000 to 14,500,000. As of December 31, 2012, an aggregate of 6,200,000 shares of our common stock are available to be granted under our Plan.

During fiscal year 2011, we granted the following stock options:

(1)	In January 2011, the Board authorized the grant of 10,500,000 ten year stock options, with an exercise price of $0.51 per share to certain directors, officers and consultants vesting annually over three years and incorporated “change of control” language in all previously granted stock options.

(2)	In February 2011, the Board granted a stock option agreement to Mr. Birnbaum for his services to serve on a Special Committee of the Board to review, evaluate, negotiate and approve (or reject) the proposed Shea Exchange Agreement, including the execution and delivery of any agreements entered into by the Company, whereby he was granted a ten year stock option to purchase up to 200,000 shares of the Company’s common stock, 100,000 vest each annual anniversary thereafter from the date of grant or immediately upon a “change of control,” at an exercise price of $0.60 per share.

(3)	In March 2011, the Company issued replacement stock options for 1,299,000 and 630,000 shares of the Company’s common stock at exercise prices of $1.00 and $0.50, respectively, which options were being held by Wits Basin and transferred to the Company as part of the Shea Exchange Agreement. The aforementioned stock options were grants outside of the Plan.

(4)	In May 2011, the Board granted a stock option to Mr. Birnbaum for his services to serve as Chairman of the Board, whereby he was granted a ten year stock option to purchase up to 300,000 shares of the Company’s common stock, 75,000 vested immediately and 75,000 vest each December 31 thereafter, at an exercise price of $1.50 per share. The aforementioned stock options were grants outside of the Plan.

During 2012, we granted the following stock options:

(1)	In February 2012, the Company received from Manfred E. Birnbaum a notice of resignation from the Company’s Board of Directors (the “Board”). Effective with Mr. Birnbaum’s resignation, the Board approved a five-year option to purchase 100,000 shares of the Company’s common stock (valued at $43,000) at an exercise price of $0.47 per share, which was the closing price of the Company’s common stock on February 10, 2012, for his continued service as a consultant. The option is subject to the terms of the Plan and vested immediately. Furthermore, the Board authorized an additional five (5) years to exercise his currently issued 900,000 stock options. The Company charged $222,000 to expense in 2012, as a result of these modifications.

The Company uses the Black-Scholes pricing model as a method for determining the estimated fair value for stock awards. Compensation expense for stock awards is recognized on a straight-line basis over the vesting period of service awards and for performance based awards, the Company recognizes the expense when the performance condition is probable of being met.

In determining the compensation cost of the stock awards granted during fiscal 2012 and 2011, the fair value of each grant had been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized below:

	2012	2011
Risk-free interest rate	1.89%	2.00 – 2.25%
Expected volatility factor	153%	146% - 158%
Expected dividend	—	—
Expected option term	10 years	10 years

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

We recorded $265,000 and $6,835,006 related to compensation expense for the years ended December 31, 2012 and 2011, respectively. All compensation expense is included in general and administrative expense. There was no tax benefit from recording this non-cash expense due to our income tax valuation allowance and due to a portion of the options being incentive stock options. The compensation expense had a $0.01 and $0.18 per share impact on the loss per share for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, there was no unrecognized compensation expense.

The following tables summarize information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price
Options outstanding - December 31, 2010	2,800,000	$0.79

Granted	12,929,000	0.58
Canceled or expired	—	—
Exercised	(90,665)	0.56
Options outstanding - December 31, 2011	15,638,335	$0.62

Granted	100,000	0.47
Canceled or expired	(5,300,000)	0.57
Exercised	—	—
Options outstanding – December 31, 2012	10,438,335	$0.64

Weighted average fair value of options granted during the year ended December 31, 2012		$0.43
Weighted average fair value of options granted during the year ended December 31, 2011		$0.53

A summary of the Company’s nonvested options at December 31, 2012, and changes during the year ended December 31, 2012, is presented below:

	Options	Weighted Average Grant Date Fair Value
Nonvested, beginning of year	150,000	$1.48
Granted	100,000	$0.47
Vested	250,000	$1.08
Forfeited	—	$—
Nonvested, end of year	—	$—

 The following tables summarize information about stock options outstanding and exercisable at December 31, 2012:

	Options Outstanding at December 31, 2012
Range of Exercise Prices	Number Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)

$0.47 to $0.60	7,649,335	6.1 years	$0.52	$—
$0.72 to $0.90	1,200,000	3.5 years	$0.84	$—
$1.00 to $1.50	1,589,000	2.4 years	$1.09	$—
$0.50 to $1.50	10,438,335	5.2 years	$0.64	$—

	Options Exercisable at December 31, 2012
Range of Exercise Prices	Number Exercisable	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)

$0.47 to $0.60	7,649,335	6.1 years	$0.52	$—
$0.72 to $0.90	1,200,000	3.5 years	$0.84	$—
$1.00 to $1.50	1,589,000	2.4 years	$1.09	$—
$0.50 to $1.50	10,438,335	5.2 years	$0.64	$—

(1) The aggregate intrinsic value in the table represents the difference between the closing stock price on December 31, 2012 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2012. No options were exercised during 2012. During the year ended December 31, 2011 an aggregate of 90,665 options were exercised resulting in $51,139 of gross proceeds.

Stock Warrants

For warrants granted to non-employees in exchange for services, we recorded the fair value of the equity instrument using the Black-Scholes pricing model unless the value of the services is more reliably measurable.

During fiscal 2011, we granted the following warrant issuances:

(1)	In January 2011, the Company sold to a shareholder a five-year warrant to purchase up to 4,000,000 shares of the Company’s common stock at an exercise price of $0.60 per share for $100,000. The shareholder exchanged a $50,000 short-term note and paid $50,000 cash for the warrant.

(2)	In June 2011, the Company entered into a consulting agreement for investor and public relations with an unaffiliated third party and issued a two-year warrant to purchase up to 20,000 shares of our common stock at $1.00 per share (the fair value of the warrant totaled $19,400).

(3)	During the fiscal year of 2011, we issued 5,312,878 two-year warrants to purchase common stock at an exercise price of $0.50 per share in connection with convertible promissory notes (the allocated fair value of the warrants was calculated to be $1,482,137).

During fiscal 2012, we issued a two-year warrant to purchase 50,000 shares of common stock at an exercise price of $0.50 per share in connection with a convertible promissory note (the allocated fair value of the warrant was calculated to be $7,116).

During 2012, Pure Path exercised warrants to purchase 1,000,000 shares of the Company’s unregistered common stock in exchange for a $250,000 reduction in their short term advances consisting of $238,729 of principal and $11,271 of accrued interest. Pure Path received these warrants in a private transaction from Tina Gregerson. (See Note 10- Related Party Transactions)

Using the Black-Scholes pricing model, the following assumptions were used to calculate the fair value of the stock purchase warrants granted, for which the fair value of the services were not more reliably measurable: (i) during 2012: dividend yield of 0%, risk-free interest rate of 2.0%, expected life equal to the contractual life of two years, and volatility of 153% and (ii) during 2011: dividend yield of 0%, risk-free interest rate of 2.0%, expected life equal to the contractual life between two and five years, and volatility of 148% to 158%.

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

The following table summarizes information about the Company’s stock purchase warrants outstanding at December 31, 2012:

	Number	Weighted Average Exercise Price	Range of Exercise Price	Weighted Remaining Contractual Life
Outstanding at December 31, 2010	3,044,000	$0.94	$0.50 – 1.00
	—
Granted	9,332,878	0.54	0.50 – 0.60
Cancelled or expired	(133,228)	0.50	0.50
Exercised	(166,772)	0.50	0.50
Outstanding at December 31, 2011	12,076,878	$0.62	$0.50 – 1.00

Granted	50,000	$0.25	$0.25
Cancelled or expired	—	—	—
Exercised	(1,000,000)	$0.25	$0.25
Outstanding at December 31, 2012	11,126,878	$0.63	$0.25 – 1.00	1.7 years
Warrants exercisable at December 31, 2012			11,126,878

The aggregate intrinsic value of the 11,126,878 outstanding and exercisable warrants at December 31, 2012 was $0. The intrinsic value is the difference between the closing stock price on December 31, 2012 and the exercise price, multiplied by the number of in-the-money warrants had all warrant holders exercised their warrants on December 31, 2012.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is subject to legal proceedings in the normal course of business. Management believes these proceedings will not have a material adverse effect on the financial statements.

The Company is currently in arbitration with Mark Dacko, the Company’s former Chief Financial Officer. The Company and Mr. Dacko are in dispute regarding his employment with the Company as well as the details of his termination. The date of the arbitration hearing is tentatively scheduled for June 11, 2013.

Consulting Agreement

In May 2011, the Company entered into an agreement with a consultant to operate and manage a future toll milling facility in Clark County, Nevada as well as to perform other services, as requested by the Company. The term of the agreement is for Two (2) years and may be renewed by mutual agreement of the parties.  In return for these services, the Company has agreed to the following compensation throughout the term of this agreement:

(1)	Issue Three Hundred Thousand (300,000) shares of its unregistered common stock, valued at $564,000 or $1.88 per share, the closing price on the date the agreement was executed;

(2)	Pay the consultant a cash payment of $10,000 per month, plus certain living accommodation expenses for a residence in Clark County;

(3)	Pay the consultant Twenty-Five Percent (25%) of the calculated monthly net profits, as defined in the agreement, of the Clark County toll milling facility; and

(4)	Pay the consultant Ten Percent (10%) of the Company’s net profits derived from those contracts originated by the consultant.

As of December 31, 2012, the Company has not yet constructed a toll milling facility.  In 2012, the Company did not issue any stock to the consultant and made none of the $10,000 monthly payments due the consultant. At December 31, 2012, the Company has accrued $183,790 and $458,250 for the future issuance of the common stock and unpaid monthly cash payments, respectively.

NOTE 10 – RELATED PARTY TRANSACTIONS

Afignis, LLC

Pursuant to the Shea Exchange Agreement on March 15, 2011, by and between us, Shea Mining, Afignis, LLC, Leslie Lucas Partners, LLC, Wits Basin and Alfred A. Rapetti, we acquired certain assets from Shea Mining in exchange for Thirty-Five Million (35,000,000) shares of our unregistered shares. Those shares were issued equally to the Shea Mining members of Afignis, LLC and Leslie Lucas Partners, LLC. Sharon Ullman, our Chief Executive Officer and a member of our Board, is the Manager of Afignis, LLC. In December 2012, Afignis converted $140,000 of debt acquired from Shea into 1,400,000 shares of unregistered common stock.

Tina Gregerson/Pure Path

Tina Gregerson was appointed to our board of directors on October 1, 2012 and was appointed to chair the Company’s Compensation Committee. Ms. Gregerson is also a member and director of Pure Path. Ms. Gregerson holds 170,000 shares of our common stock, which she received as a distribution from Leslie Lucas Partners, LLC. Ms. Gregerson assigned all of her convertible promissory notes and the associated warrants to Pure Path in a private transaction in June 2012. Pure Path currently holds an aggregate 9,000,000 shares of our common stock. During the year ended December 31, 2012, (1) Pure Path converted $478,186 of principal and $21,814 of accrued interest relating to the convertible promissory notes assigned from Tina Gregerson into 1,000,000 shares of unregistered common stock; (2) Pure Path received 1,000,000 shares from the exercise of warrants in exchange for a $250,000 reduction in their short-term loan facility ($238,729 of principal plus $11,271 accrued interest); of which Pure Path still has $87,556 due in short-term advances and $78 of accrued interest as of December 31, 2012; (3) Pure Path was issued 2,000,000 shares of unregistered common stock in exchange for a $200,000 ($191,494 of principal plus $8,506 accrued interest) reduction in their short-term loan facility and (4) Pure Path received 5,000,000 shares of unregistered common stock in accordance with the A&R Forbearance Agreement. As of December 31, 2012, the Company is also indebted to Pure Path in the amount of $21,814 and $671 related to convertible promissory notes and associated accrued interest.

Michael Markiewicz

Michael Markiewicz was appointed to our board of directors on July 2, 2012 and was appointed to serve on the Company’s Compensation and Audit Committees. Mr. Markiewicz is a partner with Fogel Neale Partners, LLC and is the Chief Financial Officer of Pure Path. Mr. Markiewicz holds voting rights for a percentage of Pure Path’s shares of common stock equal to his ownership position in Pure Path. Markiewicz Enterprises, a company owned by Michael Markiewicz, received $10,000 in consulting fees from us in 2012.

Midwest Investment Partners LLC

Blair Mielke, a former member of our Board, is also a Managing Member of Midwest Investment Partners LLC (“Midwest”). Through September 27, 2012, Midwest was holding the voting rights of the 17,500,000 Leslie Lucas Partners, LLC shares of our common stock until such time as the shares were sold in the public markets in accordance with all applicable Federal and state securities laws. As of December 31, 2012 all but 110,000 of these proxy shares have been revoked. Additionally, during 2011, the Company entered into two six-month 6% convertible promissory notes (as described in Note 7 – Convertible Promissory Notes) with Midwest, aggregating $75,000.  At December 31, 2012, the aggregate outstanding balance on these notes was $75,000.  In connection with these notes, Midwest was also granted two-year stock purchase warrants to purchase up to 150,000 shares of the Company’s common stock at $0.50 per share. Mr. Mielke resigned from the Board of Directors on September 27, 2012.

NOTE 11 – TRANSFER OF BATES-HUNTER MINE

Pursuant to the terms of the March 15, 2011 Shea Exchange Agreement, Standard Gold held the right, at any time prior to June 13, 2011, to transfer its entire interest and related debt of the Bates-Hunter Mine to Wits Basin. The Bates-Hunter Mine interests consisted of: the Hunter Bates Mining Corporation, a Minnesota corporation and its wholly owned subsidiary of Gregory Gold Producers, Inc., a Colorado corporation (which held property, plant, equipment, mining rights and permits for exploration work performed in Central City, Colorado); a Twelve Percent (12%) secured convertible debenture in the principal amount of $511,590 (convertible into shares of Wits Basin common stock) held by Cabo Drilling (America) Inc., a Washington corporation; a long-term limited recourse promissory note to the sellers of the Bates-Hunter Mine in the principal amount of $6,750,000 Canadian Dollars; and the long-term note payable issued by Hunter Bates in favor of Wits Basin in the principal amount of $2,500,000.

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

After the consummation of the Shea Exchange Agreement, the Company’s management decided to exercise its right to transfer this mining asset due to the following: (1) the amount of liabilities directly attached to the Bates-Hunter Mine, (2) the prior failed attempts to drain the single mine shaft, (3) the metallurgical results of the approximately Twelve Thousand (12,000) feet drilling program, (4) its location at approximately Nine Thousand (9,000) feet in elevation and (5) the estimated capital required to simply begin sampling below ground.

NOTE 12 – INCOME TAXES

The components of income tax expense for the years ended December 31, 2012 and 2011 consist of the following:

	2012	2011
Current tax provision	$—	$—
Deferred tax provision	(207,000)	(4,194,000)
Valuation allowance	207,000	4,194,000
Total income tax provision	$—	$—

Reconciliations between the statutory rate and the effective tax rate for the years ended December 31, 2012 and 2011 consist as follows:

	2012	2011
Federal statutory tax rate	(34.0)%	(34.0)%
State taxes, net of federal benefit	0%	0.0%
Permanent differences	0.4%	4.6%
Expiration of Stock Options	36.5%	0.0%
Other	4.6%	0.1%
Valuation allowance	(7.5)%	29.3%
Effective tax rate	—	—

Significant components of the Company's estimated deferred tax assets and liabilities as of December 31, 2012 and 2011 are as follows:

Deferred tax assets:	2012	2011
Net operating loss carryforwards	$2,665,000	$2,024,000
Accrued expenses	789,000	593,000
Mining and milling assets	—	(286,000)
Stock option expense	1,854,000	2,770,000
Other	(2,000)	(2,000)
Total deferred tax asset	5,306,000	5,099,000
Valuation allowance	(5,306,000)	(5,099,000)
	$—	$—

As of December 31, 2012, we had approximately $7,759,000 of federal net operating loss carry forwards. These carry forwards, if not used, will begin to expire in 2028. Future utilization of our net operating loss carry forwards is subject to certain limitations under Section 382 of the Internal Revenue Code. We believe that the issuance of our common stock in exchange for the Shea Mining and Milling properties in March of 2011 resulted in an "ownership change" under the rules and regulations of Section 382. Accordingly, our ability to utilize our net operating losses generated prior to this date is limited to approximately $1,000,000 annually.

As of December 31, 2012, we do not believe any of our net operating loss carry forward consists of deductions generated by the exercise of warrants or options to purchase our stock. In the future, the stock options referenced in the above table of deferred tax items may be exercised and we may receive a tax deduction. To the extent that the tax deduction is included in a net operating loss carry forward and is in excess of amounts recognized for book purposes, no benefit will be recognized until the loss carry forward is recognized. Upon utilization and realization of the carry forward, the corresponding change in the deferred asset and valuation allowance will be recorded as additional paid-in capital.

We provide for a valuation allowance when it is more likely than not that we will not realize a portion of the deferred tax assets. We have established a valuation allowance against our net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, we have not reflected any benefit of such deferred tax assets in the accompanying financial statements. Our net deferred tax asset and valuation allowance increased by $207,000 in the year ended December 31, 2012.

We reviewed all income tax positions taken or that we expect to be taken for all open years and determined that our income tax positions are appropriately stated and supported for all open years. The Company is subject to U.S. federal income tax examinations by tax authorities for years after 2009 due to unexpired net operating loss carryforwards originating in and subsequent to that year. The Company may be subject to income tax examinations for the various taxing authorities which vary by jurisdiction.

NOTE 13 – EARNINGS (LOSS) PER SHARE

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the years ended December 31:

	2012	2011
Basic earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(2,762,417)	$(14,724,327)
Weighted average of common shares outstanding	45,204,302	38,414,561

Basic net earnings (loss) per share	$(0.06)	$(0.38)

Diluted earnings (loss) per share calculation:
Net income (loss) per common shareholders	$(2,762,417)	$(14,724,327)
Basic weighted average common shares outstanding	45,204,302	38,414,561
Stock purchase warrants	(1)	(2)
Diluted weighted average common shares outstanding	45,204,302	38,414,561

Diluted net income (loss) per share	$(0.06)	$(0.38)

(1)	As of December 31, 2012, we had (i) 8,519,335 shares of common stock issuable upon the exercise of outstanding stock options, (ii) 11,126,878 shares of common stock issuable upon the exercise of outstanding warrants, (iii) reserved an aggregate of 4,286,854 shares of common stock issuable under outstanding convertible debt agreements and (iv) 1,919,000 shares reserved under private options. These 25,852,067 shares, which would be reduced by applying the treasury stock method, were excluded from diluted weighted average outstanding shares amount for computing the net loss per common share, because the net effect would be antidilutive for the period presented.

(2)	As of December 31, 2011, we had (i) 13,719,335 shares of common stock issuable upon the exercise of outstanding stock options, (ii) 12,076,878 shares of common stock issuable upon the exercise of outstanding warrants, (iii) reserved an aggregate of 5,149,378 shares of common stock issuable under outstanding convertible debt agreements and (iv) 1,919,000 shares reserved under private options. These 32,864,591 shares, which would be reduced by applying the treasury stock method, were excluded from diluted weighted average outstanding shares amount for computing the net loss per common share, because the net effect would be antidilutive for the period presented.

NOTE 14 – SUPPLEMENTAL CASH FLOW INFORMATION

	December 31,		September 28, 2004 (inception) to December 31,
	2012	2011	2012

Supplemental cash flow information:
Cash paid for interest	$—	$211,715	$267,466
Cash paid for income taxes	$—	$—	$—

Disclosure of non-cash investing and financing activities:
Issuance of common stock in lieu of payment on long- term debt	$—	$500,000	$750,000
Accrued expenses converted into notes payable	$—	$85,667	$537,257
Debt and accrued interest of Pure Path short-term loan facility converted into common stock	$450,000	$82,867	$532,867
Short-term notes payable and accrued interest converted into convertible promissory notes	$—	$138,939	$138,939
Convertible promissory notes and accrued interest converted into common stock	$510,000	$—	$510,000
Expense paid on behalf of Company by Pure Path through increase in short-term loan facility	$184,202	$—	$184,202
Conversions into common stock of amounts due to Shea	$140,000	$—	$140,000
Common stock issued in lieu of accrued expenses	$32,500	$—	$32,500
Long-term debt incurred for the purchase of Bates-Hunter Mine	$—	$—	$6,156,251
Advances from Wits Basin incurred for the purchase of Bates-Hunter Mine	$—	$—	$815,298
Accrued expenses incurred in connection with the purchase of Bates-Hunter Mine	$—	$—	$307,500
Offset to advances from Wits Basin for Common stock purchase	$—	$—	$(10)
Amounts due to Wits Basin reclassified as additional paid-in capital	$—	$—	$3,867,872
Amounts due to Wits Basin converted into a long-term note payable	$—	$—	$2,500,000

NOTE 15 – SUBSEQUENT EVENTS

Resignation or appointment of board members and officers

On February 28, 2013, the Board of Directors appointed Joseph Rosamilia as Chief Financial Officer of the Company.

Effective January 24, 2013, Clyde Smith resigned from the Board of Directors.

On January 3, 2013, the Company announced that Mark Dacko was no longer serving as Chief Financial Officer of the Company. The exact date of his departure is disputed.

Subsidiary companies

On January 7, 2013, Tonopah Milling and Metals Group, Inc., a Nevada corporation, was formed as the Company’s wholly owned subsidiary. On January 10, 2013, Tonopah Milling and Metals Group, Inc. formed Two (2) wholly owned subsidiary companies, Tonopah Resources, Inc., a Nevada corporation, and Tonopah Custom Processing, Inc., a Nevada corporation.

Increase in Authorized Shares

Effective March 4, 2013, the Company’s Board of Directors approved and the holders of a majority of the outstanding shares of the Company approved an increase in the authorized shares of the Company’s common stock to 500,000,000.

Series A Preferred Shares

On December 10, 2012, the Company filed Two (2) Statements of Correction with the state of Colorado correcting the Second Amended and Restated Articles that had been incorrectly amended in part on March 15, 2011 and in full on March 25, 2011. After the correct Articles of Incorporation were reinstated by the Statements of Correction, the Company filed Articles of Amendment with the state of Colorado on January 4, 2013 to correct and define the rights and preferences of the Series A Preferred Stock once all board approval and documentation were complete.

Move from Colorado to Nevada

Effective March 5, 2013, the Company moved its domicile from Colorado to Nevada.

Conversion of Unsecured Note

A holder of Two (2) convertible promissory notes converted their notes on January 18, 2013. The note holder converted a Convertible Promissory Note executed on June 16, 2011 in the total amount of $21,913 at a per share price of Fifty Cents ($0.50) into Forty-Three Thousand Eight Hundred Twenty-Seven (43,827) shares of the Company’s common stock and converted a Convertible Promissory Note executed on June 30, 2011 in the total amount of $21,867 at a per share price of Fifty Cents ($0.50) into Forty-Three Thousand Seven Hundred Thirty-Five (43,735) shares of the Company’s common stock.

Settlement of Al Rapetti’s Debt

As of December 31, 2012, Mr. Rapetti was owed a total of $410,967 by the Company. In 2013, Mr. Rapetti assigned his receivables to third parties. Such amounts were settled with the third parties through the issuance of a total of Two Million (2,000,000) shares of restricted common stock. As a result of these transactions, the Company currently no longer owes any money to Mr. Rapetti.

Additional Short-term Loans from Pure Path

Pure Path has loaned the Company an aggregate of $94,651 since December 31, 2012, in a series of six-month loans that accrue interest at a rate of 12.5% per annum.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were not effective as of December 31, 2012, because of the identification of the material weaknesses in internal control over financial reporting described below. Notwithstanding the material weaknesses that existed as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer have each concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”). We are currently taking steps to remediate such material weaknesses as described below.

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

As a result of our continued material weaknesses described below, management has concluded that, as of December 31, 2012, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment, management identified the following control deficiencies, which were previously identified, that still represent material weaknesses at December 31, 2012:

•

The Company, at times in the past, have entered into material transactions without timely obtaining the appropriate signed agreements, stock certificates and board approval prior to releasing cash funds called for by the transaction. There were no formal policy changes made in 2012 because no similar transactions were encountered during 2011. Management believes the approval process currently in place is sufficient to alleviate any misappropriation of funds and will change procedures if and when circumstances indicate they are needed.

•

Management did not design and maintain effective control relating to the quarter end closing and financial reporting process due to lack of evidence of review surrounding various account reconciliations and properly evidenced journal entries.  Due to the Company’s limited resources, the Company has insufficient personnel resources and technical accounting and reporting expertise to properly address all of the accounting matters inherent in the Company’s financial transactions.  Additionally, though the Company has recently formed a formal audit committee, the Company has not yet formalized processes and controls that would provide proper board oversight role within the financial reporting process. Management continues to search for additional board members that are independent and can add financial expertise, and intends to formalize oversight processes in this area in an effort to remediate part of this material weakness.

18

•

The Company’s change in management, board members and officer positions resulting in changes of the responsible person for certain duties has caused delays in the timely review of financial data and banking information.  The Company has very limited review procedures in place.  This material weakness, previously identified, continued in 2012.  Management plans to establish a more formal review process by the board members in an effort to reduce the risk of fraud and financial misstatements.

•	The Company’s change in Chief Financial Officer at the end of 2012 and beginning of 2013 resulted in delays in accounting and review as prior records needed to be reviewed and reconciled so the new Chief Financial Officer could prepare the financial statements. We don’t anticipate having another change in this position and believe that the material weakness caused by such change will be alleviated by the end of 2013.

We are in the process of establishing certain steps in response to the identification of these material weaknesses that should result in certain changes in our internal control over financial reporting, but due to the Company’s limited funds and inability to add certain staff personnel, the changes may be limited and may also not be completely effective. There were no additional material weaknesses noted during the quarter ended December 31, 2012.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2012, there was a change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There was a change in the Chief Financial Officer position.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names of all directors and executive officers of the Company, their respective ages and all positions and offices with the Company held by each person as of March 31, 2013:

Name	Age	Positions with the Company

Sharon L. Ullman	66	Chief Executive Officer and Director
Joseph Rosamilia	54	Chief Financial Officer
Tina Gregerson	57	Director and Secretary
Alfred A. Rapetti	66	Director
Michael Markiewicz	60	Director

Sharon L. Ullman was appointed to our board of directors on March 18, 2011, in connection with the Shea Exchange Agreement. Effective December 16, 2011, Ms. Ullman was appointed to serve as the Company’s interim Chief Executive Officer and Executive Chairperson of the Board. On October 9, 2012, the Board of Directors voted to remove “Interim” from her title and approve her position as Chief Executive Officer and Chairman of the Board. Since June 2010, Ms. Ullman has served as the Managing Member of Afignis, LLC, a company engaged in the development of mining, natural resource and agricultural opportunities in emerging markets.  Afignis holds approximately 35% of our outstanding common stock.  Ms. Ullman has also served as the founder and CEO of S. L. Ullman & Associates, Inc., a private consulting firm active in philanthropic activities and government relations, since 2007.  She attended CCNY/Baruch College.

Alfred A. Rapetti was appointed to our board of directors on September 14, 2010 and was appointed as our Chief Executive Officer on January 21, 2011. Effective December 16, 2011, Mr. Rapetti resigned as the Company’s Chief Executive Officer, but remains a member of the Board. Mr. Rapetti has over 40 years of experience in investment banking, merchant banking, venture capital and serial entrepreneurship. From 2007 through 2010, Mr. Rapetti was an independent consultant. From 2005 through 2006, Mr. Rapetti was the executive vice-chairman and owner of Avantair, Inc. From 1995 through 2004, Mr. Rapetti was with Stamford Capital Group, Inc., acquiring over $6 billion of companies over a nine year period involving some 225 transactions including Great Dane Holdings, Falcon Building Products, Sithe Energies and Clark-Sweibel. Individually as an entrepreneur, Mr. Rapetti created/owned a major leasing company in addition to starting/running the largest nuclear safety firm in the world servicing 14 U.S. nuclear utilities and four foreign governments. Mr. Rapetti has a B.S. in nuclear engineering and marine engineering from SUNY Maritime College and M.S. in nuclear engineering from New York University.

Tina Gregerson was appointed to our board of directors on September 27, 2012, and serves on the Compensation Committee and as Chairman of the Compensation Committee. She was also appointed Secretary of the Company on November 29. 2012. Since 1981, Tina Gregerson has owned and served as the CEO of Personnel Staffing, Inc., one of Alabama’s largest independent staffing companies. Under Tina’s leadership, Personnel Staffing has grown to produce over 96 million dollars in annual revenue and now operates five Alabama branches, one Texas branch, and one branch in Tennessee. Personnel Staffing won the Best Minority-Owned Business Award for 2008 for 26+ employees, named by The Birmingham Business Journal. In 1994, Ms. Gregerson’s company was recognized as Business of the Year by the Alabama Business Woman Association. In 2010, Ms. Gregerson sold her financing company, The Signature Group, to North Carolina Mutual Life. She is also the owner of Gregerson Management Services. Ms. Gregerson currently serves on the Board of Directors for Capstone Bank of Tuscaloosa, the Executive Board for the National Independent Staffing Association, and the Executive Board of Staffing CEO’s. She has also served as the Chairperson for the Gadsden Chamber of Commerce and on the Chamber Board for five years and was a member of the Riverview Regional Medical Center Board of Trustees for two years. For her continued leadership, dedication and service to the community Ms. Gregerson received commendation from the Governor of Alabama in August of 2011.

Michael Markiewicz was appointed to our board of directors on July 2, 2012, and serves on the Board’s Audit Committee. Mr. Markiewicz has over 30 years of experience in public accounting and wealth management. He is a certified public accountant, personal financial specialist and certified financial planner. Mr. Markiewicz is a partner with Fogel Neale Partners, LLC and is the Chief Financial Officer of Pure Path Capital Management Company LLC, both since 2011. From 2008 to 2011, Mr. Markiewicz was a senior manager with CBIZ MHM Family Office Services; from 2006 to 2008 a director at Marks, Paneth and Shron; and from 2004 to 2006 a director at JH Cohn LLP. Mr. Markiewicz has a B.A. in Economics and Sociology from Tufts University and a M.B.A. and M.S. in Accounting from Northeastern University.

Joseph Rosamilia was appointed Chief Financial Officer on February 28, 2013. Mr. Rosamilia has Fifteen (15) years of commercial and investment banking experience. At predecessor companies of JPMorgan Chase, he set up and managed groups in Asia, Europe, and the United States.  At the bank, Mr. Rosamilia was also responsible for multi-million dollar credit portfolios requiring risk analysis and management of a broad spectrum of products including currency and interest-rate swaps, foreign exchange, direct bank loans, lines of credit, bankers’ acceptances, and letters of credit. He served as an account officer for large multinational corporations, including corporations involved in global trading of precious and non-precious metals, as well as in metals and mining. Subsequently, Mr. Rosamilia has spent over a decade consulting and operating early stage private companies. He was the CFO of an Internet content framework development company in New York and the CFO of a United States based company promoting exports to China.  He holds a Master of Business Administration, with a concentration in finance, from the Wharton School of the University of Pennsylvania and a Bachelor of Arts in Asian Studies from Colgate University. He speaks Japanese fluently and has a knowledge of German. Mr. Rosamilia is a former member of the United States Chamber of Commerce in Tokyo, Japan.

Effective September 27, 2012, Blair Mielke resigned from the Board of Directors.

On February 11, 2012, Manfred E. Birnbaum resigned from the Board of Directors.

There is no family relationship between any director and executive officer of the Company.

CODE OF ETHICS

We adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and persons performing similar functions on October 5, 2012.

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

AUDIT COMMITTEE, COMPENSATION COMMITTEE AND FINANCIAL EXPERT

The Company does have a formal audit committee, but currently does not have a financial expert. The audit committee consists of Mr. Michael Markiewicz and Ms. Sharon Ullman. There was one audit committee meeting held during 2012. Financial information relating to quarterly reports was disseminated to all board members for review. The audited financial statements for the years ended December 31, 2012 and 2011 were provided to each member of the board in which any concerns by the members were directed to management and the auditors.

The Company has a compensation committee comprised of Ms. Ullman and Ms. Tina Gregerson. There were no compensation committee meetings during 2012.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation of each name executive for the fiscal years ended December 31, 2012 and 2011 awarded to or earned by (i) each individual serving as our principal executive officer and principal financial officer of the Company and (ii) each individual that served as an executive officer of the Company at the end of such fiscal years who received compensation in excess of $100,000.

	Annual Compensation
					Option	All Other
Name and Principal Position	Year	Salary		Bonus	Awards (1)	Compensation		Total ($)

Chief Executive Officer (2)
Sharon L. Ullman	2012	$—		$—	$—	$—		$—
	2011	$—		$—	$—	$—		$—

Chief Executive Officer (3)
Alfred A. Rapetti	2012	$—		$—	$—	$—		$—
	2011	$270,967	(4)	$—	$2,250,000	$38,400		$2,559,367

Chief Executive Officer (5)
Stephen D. King	2011	$—		$—	$1,750,000	$—		$1,750,000

President
Stephen E. Flechner	2011	$—		$—	$375,000	$170,000	(6)	$545,000

Chief Financial Officer	2012	$144,000	(9)	$—	$—	$—		$144,000
Mark Dacko(8)	2011	$141,750	(7)	$—	$250,000	$—		$391,750

(1)	The amounts shown are the aggregate grant date fair values of these awards computed in accordance with Financial Accounting Standards Board (“FASB”) guidance now codified as Accounting Standards Codification (“ASC”) FASB ASC Topic 718, “Stock Compensation” (formerly under FASB Statement No. 123(R)).

(2)	Effective December 16, 2011 and concurrent with the resignation of Mr. Rapetti, Ms. Ullman was appointed the Interim Chief Executive Officer, for which she collects no compensation. On October 9, 2012, the Board of Directors approved the removal of “interim” from her title.
(3)	Effective January 21, 2011, Mr. Rapetti was appointed our Chief Executive Officer at which time the Board authorized him a $25,000 per month salary. Pursuant to the formal employment agreement with Mr. Rapetti, effective May 19, 2011, he was to receive $25,000 per month, $1,000 for health care benefits and $3,800 per month for living accommodations. Effective December 16, 2011, Mr. Rapetti resigned as our Chief Executive Officer.
(4)	Mr. Rapetti was paid only $25,000 of his salary; the balance has been accrued. As of March 7, 2013, his salary and severance have been paid in full and he is not owed any money.
(5)	Stephen D. King served as our Chief Executive Officer until January 21, 2011. Mr. King serves as the Chief Executive Officer for Wits Basin and is compensated by Wits Basin for his services to Wits Basin in such capacity and has an employment agreement with Wits Basin.
(6)	On June 1, 2011, the Company entered into a formal separation agreement and in exchange for Mr. Flechner’s resignation and release of claims, he was issued 50,000 shares of the Company’s unregistered common stock.
(7)	Mr. Dacko, effective with his May 19, 2011 employment agreement was to receive $12,000 per month; there remains a balance of $275,282 and $147,750 as of December 31, 2012 and December 31, 2011 respectively, to be paid and has been accrued. At December 31, 2012, Mr. Dacko is no longer serving as the CFO of the Company. See Note 9 Legal Proceedings in the Company’s Consolidated Financial Statements.
(8)	Mr. Dacko serves as the Chief Financial Officer for Wits Basin and has an employment agreement with Wits Basin and was paid $11,250 during fiscal 2011 by Wits Basin.
(9)	See Note 9 Legal Proceedings in the Company’s Consolidated Financial Statements.

EXECUTIVE EMPLOYMENT AGREEMENTS

On February 19, 2013, we entered into an employment agreement with Joseph Rosamilia to serve as our Chief Financial Officer. The term of the agreement is for a period of Three (3) years, commencing on February 1, 2013. In his first year of employment, Mr. Rosamilia is entitled to a base salary of $5,000 per month for February through April and $7,500 per month for May 2013 through January 2014. The Company granted the Employee common stock purchase warrants for the purchase of One Million Five Hundred Thousand (1,500,000) shares of common stock. The Warrants shall vest quarterly in increments of One Hundred Twenty-Five Thousand (125,000) shares throughout the Term of the Agreement. The first vesting shall occur upon the execution of this Agreement. The exercise price of the Five Hundred Thousand (500,000) warrants vesting in year One (1) is Twenty Cents ($0.20). The exercise price of the remaining One Million (1,000,000) warrants vesting in years Two (2) and Three (3) is Fifty Cents ($0.50). If the Company files a registration statement at any time while the Warrants are exercisable, the shares purchasable under the Warrants will be included in such registration statement. The Warrants will be exercisable for Seven (7) years from the date of the Agreement. The agreement includes standard confidentiality provisions, as well as a one-year non-solicitation provision and a one-year non-competition provision.

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

On May 19, 2011, pursuant to the recommendation of the Board of Directors Compensation Committee, the Company entered into an employment agreement (the “Rapetti Agreement”) with the Company’s former Chief Executive Officer. The Rapetti Agreement provided for a one-year term with automatic one-year renewals (unless notification of non-renewal is provided within 90 days of the end of any current term), an annual base salary of $300,000, and an annual bonus of up to 150% of Mr. Rapetti’s base salary, as determined by the Compensation Committee in its sole discretion. The Rapetti Agreement also provided for a monthly housing allowance of $3,800, a monthly health insurance allowance of $1,000 and other customary employee benefits. If Mr. Rapetti was terminated without cause, resigns for good reason, is terminated in connection with a change of control transaction, or the Company declines to renew the term of the agreement, the Rapetti Agreement provides that Mr. Rapetti will receive his accrued but unpaid salary and benefits through the date of termination, a payment equal to six (6) months of base salary, and payment of health benefits for six (6) months. If Mr. Rapetti voluntarily resigned or is terminated for cause, he is only entitled to receive his accrued salary and benefits through the date of termination. On December 16, 2011, Mr. Rapetti resigned as the Chief Executive Officer and President, but remains a member of the Board. The Company owed Mr. Rapetti $245,967 in unpaid salary and a severance for $165,000. Subsequent to December 31, 2012, Mr. Rapetti assigned these amounts to third parties. Subsequent to December 31, 2012, the Company issued a total of 2,000,000 shares of its unregistered common stock to such holders in satisfaction of the outstanding amounts.

On May 19, 2011, pursuant to the recommendation of the Board’s Compensation Committee, the Company entered into an employment agreement (the “Dacko Agreement”) with the Company’s Chief Financial Officer and Secretary, Mark Dacko, pursuant to which Mr. Dacko agreed to continue serving as the Company’s Chief Financial Officer and Secretary. The Dacko Agreement provides for a two-year term with automatic one-year renewals (unless notification of non-renewal is provided within 30 days of the end of any current term), an annual base salary of $144,000, semi-annual bonuses as determined by the Compensation Committee in its sole discretion, and standard employee benefits. The Dacko Agreement also provides that upon any termination of the agreement, Mr. Dacko will have the right to exercise his option, granted to him on January 21, 2011, to purchase up to 500,000 shares of the Company’s common stock, for a period of one (1) year after the date of such termination. In the event Mr. Dacko is terminated without cause, or if he is terminated or resigns within six (6) months of the closing of a change of control transaction, the Dacko Agreement provides that Mr. Dacko will continue to receive his base salary, paid pursuant to the Company’s normal payroll practices, for a period of nine (9) months after the date of termination. Mr. Dacko is no longer the Company’s Chief Financial Officer.

Except as reported above, we have not entered into any severance or change of control provisions with any of our executive officers.

OUTSTANDING EQUITY AWARDS TABLE

No options were exercised by our named executive officers during the year ended December 31, 2012. The following table sets forth information of outstanding option awards held by named executive officers as of December 31, 2012.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Sharon L. Ullman	—	—	—	—	—
Mark Dacko	500,000	—	—	$0.51	01/21/21
Alfred A. Rapetti	400,000	—	—	$0.59	09/14/20
Stephen E Flechner	800,000	—	—	$0.90	05/19/14
Stephen E Flechner	720,000	—	—	$0.51	05/19/14

DIRECTOR COMPENSATION

Members of our board who are also employees of ours receive no compensation for their services as directors. Non-employee directors are reimbursed for all reasonable and necessary costs and expenses incurred in connection with their duties as directors. In addition, we issue options to our directors as determined from time to time by the Board.

The following table sets forth the compensation earned by each of our directors, who is not a named executive, for the years ended December 31, 2012 and 2011:

Name	Year	Option Awards (1)		Fees Earned or Paid in Cash	All Other Compensation		Total
Clyde Smith	2012	$		$—		$—	$—
	2011		$375,000	$—		$—	$375,000

Alfred A. Rapetti(2)	2012		$—	$78,530		$10,360	$88,890
	2011	$		$—	$		$—

Blair Mielke	2012		$—	$—		$—	$—
	2011		$—	$—		$—	$—

Manfred Birnbaum(3)	2012		$265,000	$—		$—	$265,000
	2011		$562,000	$—	$		$562,000

(1)	Amount reflects the aggregate grant date fair value for stock option awards granted during the applicable year computed in accordance with FASB ASC Topic 718. The Company calculates fair value in accordance with the assumptions identified in Note 8 to our consolidated financial statements for the year ended December 31, 2012 included elsewhere in this Annual Report. As of December 31, 2102, there are 740,000 and 1,000,000 outstanding options held by Clyde Smith and Manfred Birnbaum, respectively.

(2)	Mr. Rapetti was a non-employee director from September 14, 2010 until January 21, 2011 and then again after December 16, 2011.

(3)	Mr. Birnbaum resigned from the Board effective February 11, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following information sets forth the number and percentage of shares of the Company’s common stock owned beneficially, as of December 31, 2012, by any person, who is known to the Company to be the beneficial owner of five percent or more of the Company’s common stock, and, in addition, by each director and each executive officer of the Company, and by all directors and executive officers as a group.

Information as to beneficial ownership is based upon statements furnished to the Company by such persons.

Name and Address	Amount of Beneficial Ownership (1)		Percentage of Class %

Sharon Ullman	18,900,000	(2)	34.79
611 Walnut Street
Gadsden, AL 35901

Michael Markiewicz(*)	5,850,000		10.76
611 Walnut Street
Gadsden, AL 3590

Tina Gregerson(*)	3,320,000		6.11
611 Walnut Street
Gadsden, AL 35901

Alfred A. Rapetti	500,000	(4)	—	(5)
611 Walnut Street
Gadsden, AL 35901

Joseph Rosamilia	—
611 Walnut Street
Gadsden, AL 35901

All directors and officers as a group (5 persons)	28,750,000		52.59

Midwest Investment Partners LLC	8,500,000 (3)		15.76
618 North Burkhardt Road
Evansville, IN 47715

Irwin Gross	5,748,586 (8)
800 S. Ocean Blvd., Apt L1
Boca Raton, FL 33432

Deborah King	3,459,335 (6)
450 Glenmont Court
Dunwoody, GA 30350

(1)

Except as otherwise indicated, each person possesses sole voting and investment power with respect to the shares shown as beneficially owned. Shares are deemed owned in the same percentage as the individual’s ownership in the entity owning such shares.

(*)	Represents the relative voting rights exercised by virtue of their beneficial ownership in PurePath.

(2)	These shares are held in the name of Afignis, LLC of which Ms. Ullman is the Managing Manager.

(3)	Of the 17,500,000 shares, 8,500,000 shares are held in the name of Midwest Investment Partners LLC of which Mr. Mielke is the Managing Member.

(4)	Includes 400,000 shares issuable upon the exercise of options that are currently exercisable.

(5)	Less than 1%

(6)	Represents shares issuable upon the exercise of options that are currently exercisable.

(7)	Sharon L. Ullman, our Chief Executive Officer and a member of our Board, is the Managing Member of Afignis, LLC.

(8)	Represents (i) 180,000 shares of common stock and warrants to purchase 180,000 shares of common stock held by Irwin Gross IRA, of which Mr. Gross is the trustee, (ii) 160,000 shares of common stock and warrants to purchase 101,500 shares of common stock held by 1995 Gross Family Charitable Remainder Unit Trust, of which Mr. Gross is the trustee, (iii) 131,900 shares of common stock and warrants to purchase 160,000 shares of common stock held by Premier Partners Investments, LLLP, of which Mr. Gross is the managing partner, and (iv) warrants to purchase 341,878 shares of common stock with an exercise price of $0.50 and a warrant to purchase 4,000,000 shares of common stock (with a limitation that the holder may not exercise all or any portion of the warrant, such that any exercise would cause the holder and its affiliates to be a beneficial owner by exceeding 9.99%) with an exercise price of $0.60 per share held by Mr. Gross.

EQUITY COMPENSATION

The following table sets forth certain information regarding equity compensation plan information as of December 31, 2012:

Number of securities
remaining available for
future issuance under
equity compensation
	Number of securities to	Weighted-average	plans (excluding
	be issued upon exercise	exercise price of	securities reflected in
Plan category	of outstanding options	outstanding options	column (a))
	(a)		(b)
Equity compensation
plans approved by
security holders	—	—	—

Equity compensation
plans not approved by
security holders	10,438,335	$0.64	6,200,000
Total	10,438,335	$0.64	6,200,000

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following describes certain relationships and related transactions that we have with persons deemed to be affiliates of ours. We believe that each of the transactions described below were on terms at least as favorable to our Company as we would have expected to negotiate with unaffiliated third parties.

Additionally, the Corporation obtained the right to transfer the Corporation's entire interest and related debt of the Hunter-Bates Mine, at any time prior to June 13, 2011, to Wits Basin in exchange for the cancellation of a promissory note issued by Hunter-Bates, payable, in favor, of Wits Basin at the approximate amount of $2,500,000 dollars.

DIRECTOR INDEPENDENCE

In determining whether the members of our Board are independent, we have elected to use the definition of “independence” set forth by Section 121 of the Listing Standards for the American Stock Exchange (“AMEX”), although we are not currently listed on AMEX, whereby a majority of the members of a listed company’s board of directors must qualify as “independent” as determined by the board. Consistent with these considerations, and after review of all relevant transactions or relationships between each director, or any of his family members, and Standard Gold Holdings, Inc., its senior management, the Board has determined that none of its members are currently independent within the meaning of the applicable listing standard of AMEX.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Board of Directors ratified the engagement of Moquist Thorvilson Kaufmann LLC (formerly known as Moquist Thorvilson Kaufmann & Pieper LLC) (“MTK”) to audit our financial statements for the year ended December 31, 2011 and again ratified the engagement of MTK to audit our consolidated financial statements for the year ended December 31, 2012.

AUDIT FEES:

The aggregate fees billed for professional services rendered by MTK for the audit of the Company's annual consolidated financial statements and review of consolidated financial statements included in the Company's Form 10-K and 10-Q for 2012 and 2011, and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was $78,762 and $95,000 for the years ended December 31, 2012 and 2011, respectively.

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

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Company has an audit committee, but has yet to formalize processes and controls that would provide proper Board oversight. Our Board approves each engagement for audit or non-audit services before we engage our independent auditor to provide those services. The Board has not established any pre-approval policies or procedures that would allow our management to engage our independent auditor to provide any specified services with only an obligation to notify the audit committee of the engagement for those services. None of the services provided by our independent auditors for fiscal 2012 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

Exhibit	Description
2.1	Share Exchange Agreement dated September 11, 2009 by and among Princeton Acquisitions, Inc., Hunter Bates Mining Corporation and the shareholders of Hunter Bates Mining Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 5, 2009).
3.1	Articles of Incorporation filed with the State of Nevada
3.2	Articles of Amendment, effective January 4, 2013.
3.3	Amendment to the Articles of Incorporation and Plan of Conversion filed with the State of Colorado with effective dates of March 4 and March 5, 2013.
3.4	Second Amended and Restated Articles of Incorporation, effective March 15, 2011, (incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
3.5	Amended and Restated By-Laws effective January 12, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 13, 2010).
4.1	Limited Recourse Promissory Note of Hunter Bates Mining Corp issued in favor of George E. Otten (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 5, 2009).
4.2	Deed of Trust and Security Agreement of Hunter Bates Mining Corp issued in favor of Gilpin County Public Trustee (incorporated by reference to Exhibit 4.2 to Form 10-K for the year ended December 31, 2009 (File No. 000-14319)).
4.3	Security Agreement dated February 11, 2008 by and among Wits Basin Precious Minerals Inc., Gregory Gold Producers Inc. and China Gold, LLC (as successor in interest to Platinum Long Term Growth V, LLC) (incorporated by reference to Exhibit 4.3 to Form 10-K for the year ended December 31, 2009 (File No. 000-14319)).
4.4	Joinder of Hunter Bates Mining Corporation to Security Agreement dated February 11, 2008 in favor of China Gold, LLC (as successor in interest to Platinum Long Term Growth V, LLC) (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on October 5, 2009).

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report on Form 10-K, or are incorporated herein by reference.

4.5	Amended and Restated Guaranty of Gregory Gold Producers, Inc. and Hunter Bates Mining Corporation dated July 10, 2008 in favor of China Gold, LLC (as a successor-in-interest to Platinum Long Term Growth V, LLC) (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on October 5, 2009).
4.6	Deed of Trust to Public Trustee, Mortgage, Security Agreement, Assignment of Production and Proceeds, Financing Statement and Fixture Filing issued in favor of Gilpin County Public Trustee for benefit of Cabo Drilling (America), Inc. dated April 27, 2009 (incorporated by reference to Exhibit 4.6 to Form 10-K for the year ended December 31, 2009 (File No. 000-14319)).
4.7	Deed of Trust and Security Agreement of Hunter Bates Mining Corp issued in favor of Gilpin County Public Trustee for benefit of China Gold, LLC (as successor-in-interest to Platinum Long Term Growth V, LLC) (incorporated by reference to Exhibit 4.7 to Form 10-K for the year ended December 31, 2009 (File No. 000-14319)).
4.8	Promissory Note issued in favor of Wits Basin Precious Minerals Inc. (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on October 5, 2009).
4.9	Summary of terms of warrants issued to certain consultants (incorporated by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed on October 5, 2009).
4.10	Form of Warrant issued in connection with Hunter Bates private placement offering completed September 29, 2009 (incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K filed on October 5, 2009).
10.1	Asset Purchase Agreement by and among the Company and Hunter Gold Mining Corporation, a British Columbia corporation, Hunter Gold Mining Inc., a Colorado corporation, Central City Consolidated Mining Corp., a Colorado corporation and George Otten, a resident of Colorado, dated September 20, 2006 (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended December 31, 2009 (File No. 000-14319)).
10.2	Fourth Amendment to Asset Purchase Agreement dated January 14, 2008 by and among the Company, Central City Mining Corp., George Otten, Hunter Gold Mining Corp. and Hunter Gold Mining Inc (incorporated by reference to Exhibit 10.2 to Form 10-K for the year ended December 31, 2009 (File No. 000-14319)).
10.3	Fifth Amendment to Asset Purchase Agreement by and among the Company, Hunter Gold Mining Corp, Hunter Gold Mining Inc., George E. Otten and Central City Consolidated, Corp. d/b/a Central City Consolidated Mining Co. dated June 9, 2008 (incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended December 31, 2009 (File No. 000-14319)).
10.4	Security Agreement by and between Wits Basin Precious Minerals Inc, Hunter Bates Mining Corporation, Gregory Gold Producers, Inc and Kenglo One Ltd. in the principal amount of $5,000,000, dated December 14, 2009, (incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.5	Employment Agreement with Stephen E. Flechner dated April 1, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 5, 2010).
10.6	Stock Option Agreement with Stephen E. Flechner dated April 1, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 5, 2010).
10.7	Stock Option Agreement with Deborah King dated April 1, 2010 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 5, 2010).
10.8	Option Agreement between the Company and US American Exploration Inc, dated September 7, 2010, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on September 17, 2010).
10.9	Promissory Note of the Company, dated September 7, 2010, in the principal amount of $25,000 issued in favor of Stephen Flechner (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on September 17, 2010).
10.10	Promissory Note of the Company, dated September 7, 2010, in the principal amount of $50,000 issued in favor of Irwin Gross (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed on September 17, 2010).
10.11	Guaranty & NSR of Stephen D. King, dated September 7, 2010, (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A filed on September 17, 2010).
10.12	2010 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2011).

10.13	Exchange Agreement, dated March 15, 2011, by and between the Company, Shea Mining & Milling, LLC, Afignis, LLC, Leslie Lucas Partners, LLC, Wits Basin Precious Minerals Inc. and Alfred A. Rapetti, (incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.14	Assignment and Assumption of Loan Documents and Loan Modification Agreement, dated March 15, 2011, by and between the Company, Shea Mining & Milling, LLC and NJB Mining, Inc, (incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.15	Term Loan Agreement, dated August 25, 2009, by and between Shea Mining & Milling, LLC and NJB Mining, Inc (assumed by the Company on March 15, 2011), (incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.16	Promissory Note, dated August 25, 2009, issued by Shea Mining & Milling, LLC to NJB Mining, Inc (assumed by the Company on March 15, 2011), (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.17	Deed of Trust and Security Agreement with Assignment of Rents and Fixture Filing, dated August 21, 2009, executed by Shea Mining & Milling, LLC in favor of NJB Mining, Inc (assumed by the Company on March 15, 2011), (incorporated by reference to Exhibit 10.17 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.18	Assignment of Lease and Rents, dated August 21, 2009, executed by Shea Mining & Milling, LLC in favor of NJB Mining, Inc (assumed by the Company on March 15, 2011), (incorporated by reference to Exhibit 10.18 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.19	Environmental Indemnity, dated August 25, 2009, by and between Shea Mining & Milling, LLC and NJB Mining, Inc (assumed by the Company on March 15, 2011), (incorporated by reference to Exhibit 10.19 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.20	Lease Agreement, dated April 6, 2010, by and between Father Gregory Ofiesh, Mary Jane Ofiesh and Shea Mining (assumed by the Company on March 15, 2011), (incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.21	First Amendment to Lease Agreement and Contract Agreement, effective as of March 15, 2010, by and between Father Gregory Ofiesh, Mary Jane Ofiesh, the Company and Liberty Processing, LLC, (incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.22	Employment Agreement with Alfred A. Rapetti dated May 19, 2011), (incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended March 31, 2011 (File No. 000-14319)).
10.23	Employment Agreement with Mark D. Dacko dated May 19, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 19, 2011).
10.24	Separation Agreement with Stephen E. Flechner dated June 1, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2011).
10.25	Standard Gold, Inc 2010 Stock Incentive Plan (amended as of July 25, 2011), (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2011 (File No. 000-14319)).
10.26	Forbearance Agreement, dated September 1, 2011, by and between Standard Gold, Inc and NJB Mining, Inc, (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2011 (File No. 000-14319)).

10.27	Amended and Restated Forbearance Agreement dated December 21, 2011 between Standard Gold, Inc., and Pure Path Capital Management Company, LLC, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on December 23, 2011).
23.1**	Consent of Independent Registered Public Accounting Firm.
24**	Power of Attorney (included on the signature page hereto).
31.1**	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** Filed herewith electronically

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD GOLD HOLDINGS, INC.

Dated: April 15, 2013	By:	/s/ Sharon L. Ullman
Sharon Ullman
Chief Executive Officer

Each person whose signature to this Annual Report appears below hereby constitutes and appoints Sharon L. Ullman and Joseph Rosamilia as their true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments to this Annual Report and any and all instruments or documents filed as part of or in connection with this Annual Report or the amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company, in the capacities and dates indicated.

A
Name	Title	Date

/s/ Sharon L. Ullman	Chief Executive Officer and Director	April 15, 2013
Sharon Ullman

/s/ Joseph Rosamilia	Chief Financial Officer	April 15, 2013
Joseph Rosamilia

/s/ Tina Gregerson	Director	April 15, 2013
Tina Gregerson

/s/ Michael Markiwiecz	Director	April 15, 2013
Michael Markiwiecz

/s/ Al Rapetti	Director	April 15, 2013
Al Rapetti

