Form 10-Q
period 2013-03-31
Standard Gold Holdings, Inc.
filed 2013-05-15
CIK 773717

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

888-960-7347

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

Yes ☐ No ☒

As of May 14, 2013, there were 56,406,318 shares of the Registrant’s common stock, par value $.001, outstanding.

STANDARD GOLD HOLDINGS, INC.

FORM 10-Q

TABLE OF CONTENTS

MARCH 31, 2013

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain statements which are forward-looking in nature and are based on the current beliefs of our management as well as assumptions made by and information currently available to management, including statements related to the uncertainty of the quantity or quality of minerals in our tailings, the fluctuations in the market price of such reserves, general trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this Form 10-Q, the words “may,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict” and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. These statements reflect our judgment as of the date of this Form 10-Q with respect to future events, the outcome of which is subject to risks. We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectations, which may have a significant impact on our business, operating results, financial condition or your investment in our common stock, as described in Part I, Item 1A entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Part I FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

STANDARD GOLD HOLDINGS, INC.
(AN EXPLORATION STAGE COMPANY)
PART I – FINANCIAL INFORMATION

Condensed Balance Sheets

(unaudited)

	March 31,	December 31,
	2012	2012
Assets
Current assets:
Cash	$15,972	$94
Prepaid expenses	8,897	8,897
Total current assets	24,869	8,991

Shea Mining and Milling Assets	35,159,427	35,159,427
Total Assets	$35,184,296	$35,168,418

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term notes payable	$2,319,821	$2,160,284
Convertible notes payable, current portion	2,078,427	2,118,427
Due to Wits Basin Precious Minerals Inc	16,616	16,616
Accounts payable	729,863	611,356
Due to Shea Mining and Milling	225,000	225,000
Accrued interest	603,968	497,984
Accrued expenses	1,484,960	1,730,927
Total current liabilities	7,458,655	7,360,594

Preferred stock, $.001 par value, 50,000,000 shares authorized:
10,000,000 and 10,000,000 shares issued and outstanding
at March 31, 2013 and December 31, 2012, respectively	10,000,000	10,000,000

Shareholders’ equity:
Common stock, $.001 par value, 500,000,000 shares authorized:
56,406,318 and 54,318,756 shares issued and outstanding
at March 31, 2013 and December 31, 2012, respectively	56,406	54,318
Additional paid-in capital	46,305,014	45,831,321
Accumulated deficit during exploration stage	(28,635,779)	(28,077,815)
Total shareholders’ equity	17,725,641	17,807,824
Total Liabilities and Shareholders’ Equity	$35,184,296	$35,168,418

The accompanying notes are an integral part of these condensed financial statements.

STANDARD GOLD HOLDINGS, INC.
(AN EXPLORATION STAGE COMPANY)

Condensed Statements of Operations
(unaudited)

	Three Months Ended March 31,		September 28, 2004 (inception) to March 31,
	2013	2012	2013

Revenues	$—	$—	$—

Operating expenses:
General and administrative	428,225	532,068	15,142,955
Exploration expenses	—	—	5,876,922
Depreciation and amortization	—	—	331,361
Loss on disposal of assets	—	—	53,287
Total operating expenses	428,225	532,068	21,404,525
Loss from operations	(428,225)	(532,068)	(21,404,525)

Other income (expense):
Other income	1,058	—	12,800
Interest expense	(109,764)	(340,404)	(6,869,326)
Loss on conversion of debt	(21,033)	—	(21,033)
Foreign currency loss	—	—)	(353,695)
Total other income (expense)	(129,739)	(340,404)	(7,231,254)
Loss from operations before income taxes	(557,964)	(872,472)	(28,635,779)

Income tax provision	—	—	—
Net loss	$(557,964)	$(872,472)	$(28,635,779)

Basic and diluted net loss per common share	$(0.01)	$(0.02)

Basic and diluted weighted average
common shares outstanding	55,362,537	43,891,613

The accompanying notes are an integral part of these condensed financial statements.

STANDARD GOLD HOLDINGS, INC.
(AN EXPLORATION STAGE COMPANY)
Statement of Stockholders' Equity

			Additional
	Common Stock		Paid-In	Accumulated
DESCRIPTION	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2012	54,318,756	$54,318	$45,831,321	$(28,077,815)	$17,807,824

Stock issued for conversion of convertible debt	87,562	88	43,693	-	43,781

Stock issued for conversion of notes payable	1,000,000	1,000	244,968	-	245,968

Stock issued for the settlement of accrued liabilities	1,000,000	1,000	164,000	-	165,000

Net loss	-	-	-	(557,964)	(557,964)

Balance at March 31, 2013	56,406,318	$56,406	$46,283,982	$(28,635,729)	$17,725,641

The accompanying notes are an integral part of these condensed financial statements.

STANDARD GOLD HOLDINGS, INC.
(AN EXPLORATION STAGE COMPANY)

Condensed Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,		September 28, 2004 (inception) to March 31,
	2013	2012	2013
OPERATING ACTIVITIES:
Net loss	$(557,964)	$(872,472)	$(28,635,779)
Adjustments to reconcile net loss to cash
flows used in operating activities:
Expenses incurred due to modification of warrants	—	—	54,226
Depreciation and amortization	—	—	331,361
Amortization of imputed interest and original issue discounts on debt	—	233,633	3,208,994
Amortization of prepaid consulting fees related to issuance of common stock and warrants	—	—	491,000
Amortization of debt issuance costs	—	275	29,239
Compensation expense related to issuance of common stock and stock options	—	265,000	8,202,000
Issuance of common stock for extension of maturity date	—	—	500,000
Loss on foreign currency	—	—	353,695
Issuance of common stock for expenses	—	—	2,118,400
Loss on disposal of miscellaneous assets	—	—	53,287
Issuance of equity securities by Wits Basin for exploration expenses	—	—	334,950
Debt incurred for exploration expenses	—	—	75,000
Loss on settlement of debt	21,033	—	21,033
Changes in operating assets and liabilities:
Prepaid expenses	—	(2,513)	(8,897)
Accounts payable	118,507	(32,750	649,863
Accrued expenses and other	274,765	246,256	4,349,053
Net cash used in operating activities	(143,659)	(157,545)	(7,872,575)

INVESTING ACTIVITIES:
Purchases of Shea Mining and Milling assets	—	—	(1,020,427)
Purchases of equipment	—	—	(185,215)
Net cash used in investing activities	—	—	(1,205,642)

FINANCING ACTIVITIES:
Payments on long-term debt	—	—	(491,106)
Payments from (advances to) Wits Basin	—	—	5,314,251
Cash proceeds from issuance of common stock, warrants and exercise of stock options, net	—	—	1,173,694
Cash proceeds from short-term debt	159,537	160,000	3,136,614
Debt issuance costs	—	—	(39,264)
Net cash provided by financing activities	159,537	160,000	9,094,189

Increase in cash and cash equivalents	15,878	2,455	15,972
Cash and cash equivalents, beginning of period	94	620	—
Cash and cash equivalents, end of period	$15,972	$3,075	$15,972

Supplemental cash flow information:
Cash paid for interest	$—	$2,416	$267,466
Cash paid for income taxes	$—	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

Non-cash investing and financing activities:
Convertible debt converted into common stock	$43,781	$-	$43,781
Debt converted into common stock	$410,968	$-	$410,968

STANDARD GOLD HOLDINGS, INC.

(AN EXPLORATION STAGE COMPANY)

Notes to Condensed Financial Statements

March 31, 2013

(unaudited)

NOTE 1 - OVERVIEW

Standard Gold Holdings, Inc. (“we,” “us,” “our,” “Standard Gold” or the “Company”) is an exploration stage company with offices in Gadsden, Alabama.

Standard Gold Holdings, Inc. (formerly known as Standard Gold, Inc.) was incorporated in the State of Colorado on July 10, 1985, as a blind pool or blank check company. On September 29, 2009, we completed a share exchange agreement with Hunter Bates Mining Corporation, a Minnesota corporation formed in April 2008 (“Hunter Bates”) and certain of its shareholders, in which Hunter Bates’ shareholders exchanged all of their capital securities into similar capital securities of ours (the “Hunter Bates Share Exchange”) and we adopted the business model of Hunter Bates of mineral exploration and mining. Accordingly, the Hunter Bates Share Exchange represented a change in control and Hunter Bates became a wholly owned subsidiary of Standard Gold.

Prior to September 29, 2009, Wits Basin Precious Minerals Inc., a Minnesota corporation and public reporting company quoted on the Pink Sheets under the symbol “WITM” (“Wits Basin”), was the majority shareholder of Hunter Bates. Hunter Bates acquired the prior producing gold mine properties (consisting of land, buildings, equipment, mining claims and permits) located in Central City, Colorado, known as the “Bates-Hunter Mine.” Since August 2008, no exploration activities had been conducted at the Bates-Hunter Mine due to funding. As part of the Shea Exchange Agreement (described below), we had the right, at our option, at any time prior to June 13, 2011, to transfer our entire interest in our subsidiary, Hunter Bates, which included the Hunter-Bates Mine and all related obligations and liabilities back to Wits Basin. On April 29, 2011, the Company’s management exercised its right to transfer our entire ownership interest in Hunter Bates.

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

The Company’s Internet website is: www.standardgoldmilling.com.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include only the accounts of Standard Gold Holdings, Inc. Our wholly-owned subsidiaries did not have any operations in the three months ending March 31, 2013. All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K filed April 16, 2013. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year as a whole.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2012, we incurred losses from operations of $1,510,280. At December 31, 2012, we had an accumulated deficit of $28,077,815 and a working capital deficit of $7,351,603. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the fiscal year of 2012, we received net cash proceeds of $358,577 from the issuance of short-term promissory notes. We believe that private placements of equity capital and/or additional debt financing will be needed to fund our long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If we are unable to obtain the necessary capital, we may have to cease operations.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share are as follows:

	Three Months Ended March 31,
	2013	2012
Basic earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(557,964)	$(872,472)
Weighted average of common shares outstanding	56,406,318	43,891,613

Basic net earnings (loss) per share	$(0.01)	$(0.02)

Diluted earnings (loss) per share calculation:
Net income (loss) per common shareholders	$(557,964)	$(872,472)
Basic weighted average common shares outstanding	56,406,318	43,891,613
Options, convertible debentures and warrants	(1)	(2)
Diluted weighted average common shares outstanding	56,406,318	43,891,613

Diluted net earnings (loss) per share	$(0.01)	$(0.02)

(1)	As of March 31, 2013, we had (i) 9,319,335 shares of common stock issuable upon the exercise of outstanding stock options, (ii) 7,554,265 shares of common stock issuable upon the exercise of outstanding warrants, (iii) reserved an aggregate of 5,149,378 shares of common stock issuable under outstanding convertible debt agreements and (iv) 2,219,000 shares reserved under private options. These 27,721,600 shares, which would be reduced by applying the treasury stock method, were excluded from the diluted weighted average outstanding shares amount for computing the net loss per common share, because the net effect would be antidilutive for each of the periods presented.

(2)	As of March 31, 2012, we had (i) 9,319,335 shares of common stock issuable upon the exercise of outstanding stock options, (ii) 12,076,878 shares of common stock issuable upon the exercise of outstanding warrants, (iii) reserved an aggregate of 5,149,378 shares of common stock issuable under outstanding convertible debt agreements and (iv) 1,919,000 shares reserved under private options. These 28,464,591 shares, which would be reduced by applying the treasury stock method, were excluded from the diluted weighted average outstanding shares amount for computing the net loss per common share, because the net effect would be antidilutive for each of the periods presented.

NOTE 4 – COMPANY’S CONTINUED EXISTENCE

The accompanying condensed financial statements have been prepared in conformity with US GAAP, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2013, we incurred losses from operations of $557,964. At March 31, 2013, we had an accumulated deficit of $28,635,779 and a working capital deficit of $7,433,786. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. We believe that future private placements of equity capital and debt financing are needed to fund our long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If we are unable to obtain the necessary capital, we may have to cease operations.

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

Pursuant to the assignment of a note payable, we executed an Assignment and Assumption of Loan Documents and Loan Modification Agreement, by and between us, Shea Mining and NJB Mining, Inc. (the “Loan Modification Agreement”), dated March 15, 2011, for those assets located in Tonopah, Nevada (“Tonopah”), consisting of land, buildings, mining tailings, a dormant milling facility, abandoned milling equipment and water permits. The land encompasses 1,174 deeded acres, one of the largest private land holdings in Esmeralda County, Nevada. An estimated 2.2 million tons of tailings known as the “Millers Tailings” from the historic gold rush of Goldfield and Tonopah, Nevada is sitting on approximately 334 acres of this land.

The Tonopah property was subject to an existing $2,500,000 first deed of trust which was in default at the time of the Shea Exchange Agreement and included accrued interest of $375,645 which was also assumed in the transaction. As part of the assignment, NJB Mining, Inc. (“NJB”) modified the related note to allow us until May 14, 2011 to refinance this mortgage, which was subsequently extended numerous times. As of August 31, 2011, we were still in default under the terms of the Loan Modification Agreement, and therefore entered into a forbearance agreement with NJB, (the “NJB Forbearance Agreement”), in which NJB agreed to forbear from initiating legal proceedings, including forbearance of the deed of trust and enforcement of its collection remedies. The NJB Forbearance Agreement further provided for additional extensions up through December 9, 2011. On December 9, 2011, Pure Path Capital Management Company, LLC (“Pure Path”) purchased the Loan Modification Agreement and the NJB Forbearance Agreement directly from NJB. On December 21, 2011, we entered into an amended and restated forbearance agreement with Pure Path (the “A&R Forbearance”), whereby Pure Path extended the provisions of the NJB Forbearance Agreement. Pure Path provided an additional extension to stay any action of the A&R Forbearance until June 8, 2012; such extension was provided without additional consideration. If not paid by June 8, 2012 or another agreement was not executed, the Company would be required to issue 5,000,000 shares of its common stock to Pure Path. The Company did not pay the balance of the mortgage on June 8, 2012 and pursuant to the terms of the A&R Forbearance Agreement, the Company was required to issue 5,000,000 shares to Pure Path. The 5,000,000 shares were approved for issuance by the Board of Directors on October 9, 2012 and were issued to Pure Path on December 6, 2012. Pure Path has granted us an extension until May 31, 2013 without any additional consideration as we negotiate the terms of a longer forbearance extension.

In connection with the Shea Exchange Agreement, we also were assigned the ownership of approximately a six square mile section of mine dump material in Manhattan, Nevada (“Manhattan”).

The other assets we acquired consisted of a property lease, which allowed us the use of an assay lab property and the associated water permits, (with a right to purchase for $6,000,000) and a contract agreement, which allowed us the use of processing permits, located in Amargosa Valley, Nevada (“Amargosa”). We paid a monthly base rent of $17,500 on this lease and $5,000 monthly on the contract agreement. In January 2012, the landlord of the Amargosa lease caused to have served a Five Day Notice To Pay Rent Or Quit due to default in the monthly $17,500 lease payments. The Company began immediate communications with the landlord, which resulted in a delay of further actions by the landlord to pursue any remedies. Then on February 9, 2012, the landlord caused to have served an Order For Summary Eviction (“Eviction”) due to continued default in lease payments. Effective with the Eviction, a total of $112,500 in lease and contract payments remain unpaid as well as $10,500 in late fees required pursuant to the terms of the lease. On February 10, 2012, the Beatty County Sheriff completed the Eviction at Amargosa and we as such, no longer have access to the assay lab or permits at Amargosa. As a result, all remaining equipment at Amargosa with an aggregate value of $40,925 was written off as impaired.

Pursuant to the Shea Exchange Agreement, we issued a total of 35,000,000 shares of our common stock to the equity holders of Shea Mining in exchange for certain of their assets, resulting in those holders owning an ownership interest of approximately 87% of our then currently outstanding common stock (approximately 56% ownership interest on a fully diluted basis). Alfred A. Rapetti, a member of our Board of Directors and our former Chief Executive Officer, was granted an irrevocable voting proxy for half of the shares issued to the Shea Mining equity holders, which continues until the affected shares are publicly sold after a period of at least Six (6) months, and thereafter in accordance with all applicable securities laws. In August 2011, these rights were transferred to Blair Mielke, a former director of the Company. All but 110,000 shares of such voting rights have since been canceled by the respective holders. We also agreed to indemnify Shea Mining from any liabilities arising after March 15, 2011 out of the Loan Modification Agreement or the loan agreements.

The purchase consideration of the assets acquired was calculated as follows:

Issuance of 35,000,000 shares of common stock with an estimated fair value of $0.89 per share (closing sales price on March 15, 2011)	$31,150,000
Cash consideration ($225,000 still payable at March 31, 2013)	700,000
Assumption of NJB Mining mortgage	2,500,000
Assumption of accrued interest and other liabilities	463,184
Legal costs (includes issuance of 100,000 shares of common stock valued at $89,000)	205,258
Other direct expenses incurred in connection with the Shea Exchange Agreement	140,985
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

Simultaneous with these transactions, pursuant to the Shea Exchange Agreement, Wits Basin exchanged 19,713,544 shares of our common stock it held for 10,000,000 shares of our Series A Preferred Stock. The Series A Preferred Stock has a liquidation preference of $10,000,000, payable only upon certain liquidity events or upon achievement of a market value of our equity equaling $200,000,000 or more. Additional details regarding the Series A Preferred Stock can be found in our Articles of Amendment, which were filed with the Colorado Secretary of State on January 4, 2013. Additionally, we obtained the right to transfer our entire interest and related debt of the Bates-Hunter Mine, at any time prior to June 13, 2011, to Wits Basin in exchange for the cancellation of a promissory note issued by Hunter Bates payable in favor of Wits Basin in the approximate amount of $2,500,000. On April 29, 2011, our Board of Directors approved this transfer effective April 29, 2011.

Furthermore, Wits Basin had entered into certain commitments which involved shares of our common stock and as a result of their exchange of substantially all of the Standard Gold common stock they held for Series A Preferred Stock, they could no longer honor those commitments. In consideration of Wits Basin agreeing to the exchange, the Company agreed to enter into two stock option agreements as follows: (1) the Company granted to one of Wits Basin’s major lenders a replacement stock option, on substantially the same terms as the stock option issued by Wits Basin, to purchase up to 1,299,000 shares of the Company’s common stock at an exercise price of $1.00 per share expiring on December 14, 2014 (of which the holder exercised 10,000 shares of the option with a payment of $10,000 during 2011) and (2) the Company granted to Wits Basin a replacement stock option, expiring on December 19, 2014, to purchase up to 630,000 shares of the Company’s common stock, at an exercise price of $0.50 per share.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

After we consummated the Shea Exchange Agreement, we purchased some miscellaneous assets for use at the Amargosa property. Due to non-payment of lease obligations at Amargosa in 2012, we lost access to this equipment rendering it totally impaired. Therefore, we have written off the equipment in its entirety.

Components of our property, plant and equipment are as follows:

	March 31,	December 31,
	2013	2012
Equipment	$—	$—
Less accumulated depreciation	—	—
	$—	$—

NOTE 7 – DEBT ISSUANCE COSTS

We recorded debt issuance costs with respect to legal services incurred relating to the various promissory notes issued. Debt issuance costs were being amortized on a straight-line basis over the term of the corresponding debt (which approximated the effective interest method).

The following table summarizes the amortization of debt issuance costs:

	March 31,	December 31,
	2013	2012
Debt issuance costs, net, beginning of period	$—	$275
Add: additional debt issuance costs	—	—
Less: debt issuance costs transferred (1)	—	—
Less: amortization of debt issuance costs	—	(275)
Debt issuance costs, net, end of period	$—	$—

NOTE 8 – SHORT-TERM NOTES PAYABLE

The following table summarizes the Company’s short-term notes payable:

	March 31,	December 31,
	2013	2012
Promissory note issued on September 7, 2010, in the principal amount of $25,000 to Stephen Flechner, our President at the time, utilized for a potential mining project; stated interest rate of 5%; accrued interest of $3,336 at March 31, 2013; with a maturity date of November 30, 2010 and currently past due, original terms apply in the default period. (1)	$25,000	$25,000

Secured note payable originated in connection with the Shea Exchange Agreement, stated interest rate of 7.5%; accrued interest of $344,327 at March 31, 2013 based on the default interest rate of 12.5%. (2)	2,047,728	2,047,728

Pure Path has advanced, under verbal agreements, an aggregate $159,538 during the quarter ended March 31, 2013. These advances are unsecured, with a stated interest rate of 12.5%, and are due on demand. On July 10, 2012, Pure Path exercised warrants to purchase 1,000,000 shares of the Company’s unregistered common stock in exchange for a $250,000 ($238,729 of principal plus $11,271 of accrued interest) reduction in their short-term advances. On December 28, 2012, Pure Path was issued 2,000,000 shares of unregistered common stock in exchange for a $200,000 ($191,494 of principal plus $8,506 accrued interest) reduction in their short-term advances. An aggregate accrued interest of $5,376 remains due at March 31, 2013.	247,093	87,556
Totals	$2,319,821	$2,160,284

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

Summary

The following table summarizes the short-term notes payable activity in 2013:

Balance at December 31, 2012	$2,160,284
Add: advances from Pure Path	159,537
Less: principal converted to common stock	----
Balance at March 31, 2013	$2,319,821

The weighted average interest rate on short-term notes payable at March 31, 2013 was 12.4%.

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

In June 2012, the Board authorized a reduction in the exercise price of the warrant, from $0.50 to $0.25 per share for any additional CP Notes entered into, but still at a rate of two warrants per $1 of CP Notes. The Company entered into one such CP Note during June 2012 for $25,000.

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

A holder of two convertible promissory notes converted their notes on January 18, 2013. The note holder converted a Convertible Promissory Note executed on June 16, 2011 in the total amount of $21,913 at a per share price of $0.50 into 43,827 shares of the Company’s common stock and converted a Convertible Promissory Note executed on June 30, 2011 in the total amount of $21,867 at a per share price of $0.50 into 43,735 shares of the Company’s common stock.

Through March 31, 2013, convertible note holders converted $609,936 of principal plus $26,712 accrued interest into 1,273,297 shares of our common stock.

The following table summarizes the Company’s convertible notes:

	March 31,	December 31,
	2013	2012
Convertible promissory notes net of unamortized discount of $0 at March 31, 2013; interest rate of 6%; accrued interest of $249,373 at March 31, 2013 and all of these CP Notes are past due and original terms apply in the default period.	$2,078,427	$2,118,427

Totals	2,078,427	2,118,427
Less: current portion	(2,078,427)	(2,118,427)
Long-term portion	$—	$—

NOTE 10 - SHAREHOLDERS’ EQUITY

Preferred Stock

Simultaneous with the Shea Exchange Agreement, Wits Basin exchanged 19,713,544 shares of our common stock it held for 10,000,000 shares ($.001 par value each) of "Series A Preferred Stock" with an original issue price of $1.00 per share.

Attributes of Series A Preferred Stock can be found in the Form 10-K for the year ended December 31, 2012 filed with the Commission on April 16, 2013 and in the Company’s filings with the Secretary of State of Colorado.

Common Stock Issuances

During the three months ended March 31, 2013, the Company issued 2,087,562 shares for the conversion of outstanding debts.

Stock Option Grants

We have one stock option plan: the 2010 Stock Incentive Plan, as amended (the “Plan”). Stock options, stock appreciation rights, restricted stock and other stock and cash awards may be granted under the Plan. In general, options vest over a period ranging from immediate vesting to five years and expire 10 years from the date of grant. Effective January 21, 2011, the Company’s Board of Directors (the “Board”) authorized an amendment to the 2010 Stock Incentive Plan, to increase the number of options available for granting under the Plan from 3,000,000 to 13,500,000 and authorized the Company to file an S-8 Registration Statement with the U.S. Securities and Exchange Commission (subsequently filed on January 27, 2011, File No. 333-171906) for the registration of the shares available in the Plan. On March 15, 2011, with the closing of the Shea Exchange Agreement a “change of control” event was deemed to have occurred and 13,500,000 previously granted stock options vested in full. Effective July 25, 2011, the Plan was amended to increase the total shares of stock which may be issued under the Plan from 13,500,000 to 14,500,000. As of March 31, 2013, an aggregate of 5,400,000 shares of our common stock are available to be granted under our Plan.

During the three months ended March 31, 2013, no stock options were granted.

The Company uses the Black-Scholes pricing model as a method for determining the estimated fair value for stock awards. Compensation expense for stock awards is recognized on a straight-line basis over the vesting period of service awards and for performance based awards, the Company recognizes the expense when the performance condition is probable of being met.

In determining the compensation cost of the options granted during the three months ending March 31, 2013 and 2012, the fair value of each option grant had been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized below:

	2013	2012
Risk-free interest rate	—	1.89%
Expected volatility factor	—	153%
Expected dividend	—	—
Expected option term	—	10 years

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

We recorded $0 and $265,000 related to employee stock compensation expense for the three months ended March 31, 2013 and 2012, respectively. All stock compensation expense is included in general and administrative expense. The compensation expense had a $0.00 and $0.01 per share impact on the loss per share for the three months ended March 31, 2013 and 2012, respectively.

The following table summarizes information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price
Options outstanding - December 31, 2012	10,438,335	$0.79

Granted	-—	—
Canceled or expired	—	—
Exercised	—	—
Options outstanding – March 31, 2013	10,438,335	$0.79

Weighted average fair value of options granted during the three months ended March 31, 2013		$0.43
Weighted average fair value of options granted during the three months ended March 31, 2012		$0.43

The following tables summarize information about stock options outstanding and exercisable at March 31, 2013:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$0.47 to $0.60	7,649,335	5.9 years	$0.52	$—
$0.72 to $0.90	1,200,000	3.3 years	$0.86	$—
$1.00 to $1.50	1,589,000	2.2 years	$1.09	$—
$0.47 to $1.50	10,438,335	3.8 years	$0.66	$—

(1) The aggregate intrinsic value in the table represents the difference between the closing stock price on March 31, 2013 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on March 31, 2013. No options were exercised during the three months ended March 31, 2013.

Stock Warrants

The following table summarizes information about the Company’s stock warrants outstanding:

	Number	Weighted Average Exercise Price	Range of Exercise Price	Weighted Remaining Contractual Life
Outstanding at December 31, 2012	11,126,878	$0.63	$0.25 – 1.00

Granted	—	$—	$—
Cancelled or expired	—	—	—
Exercised	—	$—	$—
Warrants outstanding at March 31, 2013	11,126,878	$0.63	$0.25 – 1.00	1.5 years

Warrants exercisable at March 31, 2013	11,126,878	$0.63	$0.25 – 1.00

The aggregate intrinsic value of the 11,126,878 outstanding and exercisable warrants at March 31, 2013, was $8,500. The intrinsic value is the difference between the closing stock price on March 31, 2013 and the exercise price, multiplied by the number of in-the-money warrants had all warrant holders exercised their warrants on March 31, 2013.

NOTE 11 – RELATED PARTY TRANSACTIONS

Settlement of Al Rapetti’s Debt

Alfred A. Rapetti was appointed to our board of directors on September 14, 2010 and was appointed as our Chief Executive Officer on January 21, 2011. Effective December 16, 2011, Mr. Rapetti resigned as the Company’s Chief Executive Officer, but remains a member of the Board. As of December 31, 2012, Mr. Rapetti was owed a total of $410,967 by the Company. In 2013, Mr. Rapetti assigned his receivables to third parties. Such amounts were settled with the third parties through the issuance of a total of 2,000,000 shares of restricted common stock. As a result of these transactions, the Company currently no longer owes any money to Mr. Rapetti.

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

As of March 31, 2013, the Company has not yet constructed a toll milling facility in Clark County, Nevada.  To date, the Company has not issued any stock to the consultant and made only one of the $10,000 monthly payments due the consultant. At March 31, 2013, the Company has accrued $387,750 and $145,940 for the future issuance of the common stock and unpaid monthly cash payments, respectively.

NOTE 13 – SUBSEQUENT EVENT

Effective April 29, 2013, the Company entered into an exchange and contribution agreement with its wholly-owned subsidiary Tonopah Milling and Metals Group, Inc., a Nevada corporation. Under the agreement, the Company paid the formation fees and transferred certain assets in exchange for the issuance of shares of Tonopah Milling and Metals Group, Inc., The Company owns 100% of the outstanding shares.

Tonopah Milling and Metals Group, Inc., entered into an exchange and contribution agreement with each of its two subsidiaries, Tonopah Resources, Inc., and Tonopah Custom Processing, Inc. Under the agreements, Tonopah Milling and Metals Group, Inc., paid the formation fees and transferred certain assets in exchange for shares of each subsidiary. Tonopah Custom Processing, Inc., leases the land, water rights and other assets from Tonopah Resources, Inc., and will serve as the operating entity for the Company’s business. Tonopah Milling and Metals Group, Inc. owns 100% of the outstanding shares of each of its subsidiaries.

These transfers were tax-free transactions under IRC Section 351 and requisite documentation has been submitted to the appropriate county for recording.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis of financial condition and results of operations should be read in connection with the accompanying unaudited condensed financial statements and related notes thereto included elsewhere in this Report and the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2012.

OVERVIEW

Standard Gold Holdings, Inc. (formerly known as Standard Gold, Inc.) was incorporated in the State of Colorado on July 10, 1985, as a blind pool or blank check company. On September 29, 2009, we completed a share exchange agreement with Hunter Bates Mining Corporation, a Minnesota corporation formed in April 2008 (“Hunter Bates”) and certain of its shareholders, in which Hunter Bates’ shareholders exchanged all of their capital securities into similar capital securities of ours (the “Hunter Bates Share Exchange”) and we adopted the business model of Hunter Bates of mineral exploration and mining. Accordingly, the Hunter Bates Share Exchange represented a change in control and Hunter Bates became a wholly owned subsidiary of Standard Gold.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2012.

Revenues

We had no revenues from any operations for the three months ended March 31, 2013 and 2012. Furthermore, we do not anticipate having any significant revenue until we have sufficiently funded our capital requirements.

Operating Expenses

General and administrative expenses were $428,225 for the three months ended March 31, 2013 as compared to $532,068 for the same period in 2012. Depreciation and amortization expenses were $0 for the three months ended March 31, 2013 and for the same period in 2012. On February 10, 2012, as it pertains to depreciable assets we currently own, we were evicted from the Amargosa property and we have not yet renegotiated different terms with the landlord. Since we no longer have access to any of our equipment, which resides on the Amargosa property, we may have to forfeit recovery of such equipment, but until such time that we can determine that we cannot come to new terms with the Amargosa landlord, management has decided that no impairment charges will be recognized on these assets. As a result, all remaining equipment at Amargosa with an aggregate value of $40,925 was written off as impaired.

Other Income and Expenses

Other Income

We receive monthly payments of $529 from American Tower Corporation for a cellular tower located on our Tonopah land. The location and size of the leased property will have no effect on any operations that the Company plans for the Tonopah property in the future.

Interest Expense

Interest expense for the three months ended March 31, 2013 was $109,764 compared to $340,404 for the same period in 2012. The 2013 and 2012 amounts relate primarily to the interest due on our notes payable: (i) the short-term notes payable, (ii) the convertible notes we entered into plus the amortization of the value assigned to additional beneficial conversion features and warrants issued, and (iii) the amortization of debt issuance costs. The non-cash interest expense for the three months ended March 31, 2013 was $0 compared to $233,908 for the same period in 2012.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements through the issuance of short-term debt and convertible debt during 2013 and 2012. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had a working capital deficit of $7,433,786 at March 31, 2013. Cash and cash equivalents were $15,972 at March 31, 2013, representing an increase of $15,878 from the cash and cash equivalents of $94 at December 31, 2012.

Our cash reserves will not be sufficient to meet our operational needs and thus, we need to raise additional capital to pay for our operational expenses and provide for capital expenditures. Our basic operational expenses are estimated at approximately $45,000 per month and we continue to have debt service commitments, which include approximately $2,294,821 (plus accrued interest) due to Pure Path and $2,078,427 (plus accrued interest) due to convertible note holders if they do not convert any portion of their convertible notes. Above the basic operational expenses, we estimate that we need approximately $3,000,000 to begin limited tolling operations. If we are not able to raise additional working capital, we may have to cease operations altogether.

For the three months ended March 31, 2013, we had net cash used in operating activities of $143,659 as compared to $157,545 for the three months ended March 31, 2012.

For the three months ended March 31, 2013 and 2012, we had net cash provided by financing activities of $159,537 and $160,000, respectively, representing advances from Pure Path in both years.

The following table summarizes our debt as of March 31, 2013:

Outstanding Amount		Interest Rate		Unamortized Discounts	Accrued Interest	Maturity Date	Type
$25,000	(1)	5%		$—	$3,336	November 30, 2010	Conventional
$2,047,728	(2)	12.5	%(3)	$—	$344,327	February 8, 2012 (4)	Conventional
$2,118,427	(5)	6%		$—	$249,373	(6)	Convertible
$87,556	(7)	12.5%		—	$5,376	(7)	Conventional

(1)	Promissory note issued on September 7, 2010, to Stephen Flechner, our President at the time, currently past due, original terms apply in the default period.

(2)	Represents the outstanding balance of the original note payable to NJB Mining Inc. that was purchased directly by Pure Path Capital Management (for the assets located in Tonopah).

(3)	The stated interest rate is 7.5%, but since the note was not paid in full by August 25, 2010, the rate increased to 12.5% (an additional 5% default rate was added).

(4)	This is the date referenced in the A&R Forbearance Agreement now owned by Pure Path, extended until May 31, 2013.

(5)	Beginning in January 2011, we entered into various six-month convertible promissory notes convertible at a price of $0.50 per share and issued a two-year stock purchase warrant with an exercise price of $0.50 per share at a rate of two (2) warrants per $1 of note.

(6)	The convertible promissory notes begin maturing on July 5, 2011 through December 27, 2012. These convertible notes are currently past due and original terms apply in the default period.

(7)	Aggregate short-term loans from Pure Path. Original terms may apply in the default period.

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

OFF BALANCE SHEET ARRANGEMENTS

During the three months ended March 31, 2013, we did not engage in any off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative

Not Applicable.

Item 4. Controls and Procedures

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

Based on this evaluation and taking into account that certain material weaknesses existed as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were not effective. As a result of this conclusion, the financial statements for the period covered by this Quarterly Report on Form 10-Q were prepared with particular attention to the material weaknesses previously disclosed. Notwithstanding the material weaknesses in internal controls that continue to exist as of March 31, 2013, we have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

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

Item 1A. Risk Factors

The most significant risk factors applicable to the Company are described in Part I Item 1A entitled “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “2012 Form 10-K”). There have been no material changes to the risk factors previously disclosed in the 2012 Form 10-K. The risks described in the 2012 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to management may materially adversely affect the Company’s business, financial condition, and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Conversion of Unsecured Note

A holder of two convertible promissory notes converted their notes on January 18, 2013. The note holder converted a Convertible Promissory Note executed on June 16, 2011 in the total amount of $21,913 at a per share price of $0.50 into 43,827 shares of the Company’s common stock and converted a Convertible Promissory Note executed on June 30, 2011 in the total amount of $21,867 at a per share price of $0.50 into 43,735 shares of the Company’s common stock.

Settlement of Al Rapetti’s Debt

As of December 31, 2012, Mr. Rapetti was owed a total of $410,967 by the Company. During the three months ended March 31, 2013, Mr. Rapetti assigned his receivables to third parties. Such amounts were settled with the third parties through the issuance of a total of 2,000,000 shares of restricted common stock. As a result of these transactions, the Company no longer owes any money to Mr. Rapetti.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

Effective April 29, 2013, the Company entered into an exchange and contribution agreement with its wholly-owned subsidiary Tonopah Milling and Metals Group, Inc., a Nevada corporation. Under the agreement, the Company paid the formation fees and transferred certain assets in exchange for the issuance of shares of Tonopah Milling and Metals Group, Inc., The Company owns 100% of the outstanding shares.

Tonopah Milling and Metals Group, Inc., entered into an exchange and contribution agreement with each of its two subsidiaries, Tonopah Resources, Inc., and Tonopah Custom Processing, Inc. Under the agreements, Tonopah Milling and Metals Group, Inc., paid the formation fees and transferred certain assets in exchange for shares of each subsidiary. Tonopah Custom Processing, Inc., leases the land, water rights and other assets from Tonopah Resources, Inc., and will serve as the operating entity for the Company’s business. Tonopah Milling and Metals Group, Inc. owns 100% of the outstanding shares of each of its subsidiaries.

These transfers were tax-free transactions under IRC Section 351 and requisite documentation has been submitted to the appropriate county for recording.

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

Standard Gold Holdings, Inc.

Date: May 14, 2013

	By:	/s/ Sharon L. Ullman
Sharon L. Ullman
Chief Executive Officer

	By:	/s/ Joseph Rosamilia
Joseph Rosamilia
Chief Financial Officer

