Form 10-Q
period 2013-06-30
Standard Gold Holdings, Inc.
filed 2013-08-09
CIK 773717

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 8, 2013, there were 60,323,166 shares of the Registrant’s common stock, par value $.001, outstanding.

STANDARD GOLD HOLDINGS, INC.
FORM 10-Q
TABLE OF CONTENTS
June 30, 2013

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

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

STANDARD GOLD HOLDINGS, INC.
(AN EXPLORATION STAGE COMPANY)
PART I – FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2013	2012
Assets
Current assets:
Cash	$6,331	$94
Prepaid expenses	8,897	8,897
Total current assets	15,228	8,991
Shea Mining and Milling Assets	35,159,427	35,159,427
Total Assets	$35,174,655	$35,168,418

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term notes payable	$2,494,118	$2,160,284
Convertible notes payable	2,078,427	2,118,427
Due to Wits Basin Precious Minerals Inc	16,616	16,616
Accounts payable	792,882	611,356
Due to Shea Mining and Milling	225,000	225,000
Accrued interest	719,685	497,984
Accrued expenses	1,484,960	1,730,927
Total current liabilities	7,811,688	7,360,594

Preferred stock, $.001 par value, 50,000,000 shares authorized:
10,000,000 and 10,000,000 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	10,000,000	10,000,000

Shareholders’ equity:
Common stock, $.001 par value, 500,000,000 shares authorized:
56,406,318 and 54,318,756 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	56,406	54,318
Additional paid-in capital	46,305,014	45,831,321
Accumulated deficit during exploration stage	(28,998,453)	(28,077,815)
Total shareholders’ equity	17,362,967	17,807,824
Total Liabilities and Shareholders’ Equity	$35,174,655	$35,168,418

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANDARD GOLD, INC.
(AN EXPLORATION STAGE COMPANY)

Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended		September 28, 2004 (inception)
	June 30,		June 30,		to June 30,
	2013	2012	2013	2012	2013
Revenues	$—	$—	$—	$—	$—

Operating expenses:
General and administrative	248,544	312,705	676,769	844,773	15,391,499
Exploration expenses	—	—	—	—	5,876,922
Depreciation and amortization	—	—	—	—	331,361
Loss on disposal of assets	—	—	—	—	53,287
Total operating expenses	248,544	312,705	676,769	844,773	21,653,069
Loss from operations	(248,544)	(312,705)	(676,769)	(844,773)	(21,653,069)

Other income (expense):
Other income	1,587	—	2,645	—	14,387
Interest expense	(115,717)	(149,977)	(225,481)	(490,381)	(6,985,043)
Loss on conversion of debt	—	—	(21,033)	—	(21,033)
Foreign currency loss	—	—	—	—	(353,695)
Total other income (expense)	(114,130)	(149,977)	(243,869)	(490,381)	(7,345,384)
Loss from operations before income taxes	(362,674)	(462,682)	(920,638)	(1,335,154)	(28,998,453)

Income tax provision	—	—	—	—	—
Net loss	$(362,674)	$(462,682)	$(920,638)	$(1,335,154)	$(28,998,453)

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Basic and diluted weighted average common shares outstanding common shares outstanding	56,406,318	43,929,525	55,728,744	43,910,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANDARD GOLD HOLDINGS, INC.
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
DESCRIPTION	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2012	54,318,756	$54,318	$45,831,321	$(28,077,815)	$17,807,824

Stock issued for conversion of convertible debt	87,562	88	43,693	-	43,781

Stock issued for conversion of notes payable	1,000,000	1,000	192,000	-	193,000

Stock issued for the settlement of accrued liabilities	1,000,000	1,000	238,000	-	239,000

Net loss	-	-	-	(920,638)	(920,638)

Balance at June 30, 2013	56,406,318	$56,406	$46,305,014	$(28,998,453)	$17,362,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANDARD GOLD, INC.
(AN EXPLORATION STAGE COMPANY)

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,		September 28, 2004 (inception) to June 30,
	2013	2012	2013
OPERATING ACTIVITIES:
Net loss	$(920,638)	$(1,335,154)	$(28,998,453)
Adjustments to reconcile net loss to cash flows used in operating activities:			-
Expenses incurred due to modification of warrants	—		54,226
Depreciation and amortization	—	—	331,361
Amortization of imputed interest and original issue discounts on debt	—	273,833	3,208,994
Amortization of prepaid consulting fees related to issuance of common stock and warrants	—	—	491,000
Amortization of debt issuance costs	—	275	29,239
Compensation expense related to issuance of common stock and stock option grants	—	265,000	8,202,000
Issuance of common stock for extension of maturity date	—		500,000
Loss on foreign currency	—	—	353,695
Issuance of common stock for expenses	—	—	2,118,400
Loss on disposal of miscellaneous assets	—	—	53,287
Issuance of equity securities by Wits Basin for exploration expenses	—	—	334,950
Debt incurred for exploration expenses	—	—	75,000
Loss on settlement of debt	21,033		21,033
Changes in operating assets and liabilities:			-
Prepaid expenses	—	7,804	(8,897)
Accounts payable	181,526	(15,160)	712,882
Accrued expenses and other	390,482	524,388	4,464,770
Net cash used in operating activities	(327,597)	(279,014)	(8,056,513)

INVESTING ACTIVITIES:
Purchases of Shea Mining and Milling assets	—	—	(1,020,427)
Purchases of equipment	—	—	(185,215)
Net cash used in investing activities	—	—	(1,205,642)

FINANCING ACTIVITIES:
Payments on long-term debt	—	—	(491,106)
Payments from (advances to) Wits Basin	—	—	5,314,251
Cash proceeds from issuance of common stock, warrants and exercise of stock options, net	—	—	1,173,694
Cash proceeds from short-term debt	333,834	316,795	3,310,911
Debt issuance costs	—	—	(39,264)
Net cash provided by financing activities	333,834	316,795	9,268,486

Increase in cash and cash equivalents	6,237	37,781	6,331
Cash and cash equivalents, beginning of period	94	620	-
Cash and cash equivalents, end of period	$6,331	$38,401	$6,331

Supplemental cash flow information:
Cash paid for interest	$—	$—	$267,466
Cash paid for income taxes	$—	$—	$—

Non-cash investing and financing activities:
Convertible debt converted into common stock	$43,781	$-	$43,781
Debt converted into common stock	$410,967	$-	$410,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANDARD GOLD HOLDINGS, INC.
(AN EXPLORATION STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
June 30, 2013
(unaudited)

NOTE 1 - OVERVIEW

Standard Gold Holdings, Inc. (“we,” “us,” “our,” “Standard Gold” or the “Company”) is an exploration stage company with offices in Gadsden, Alabama.

Standard Gold Holdings, Inc. (formerly known as Standard Gold, Inc.) was incorporated in the State of Colorado on July 10, 1985 as a blind pool or blank check company and was re-domiciled from Colorado to Nevada in March 2013. We determined that, due to a lack of connection to Colorado, it was in the best interest of the Company to move its domicile to Nevada.

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

During the second quarter, anticipated submittal dates for the NDEP application were delayed due to NDEP’s request for additional documentation regarding the land. We have requested several drilling companies provide us with a bid on drilling the monitoring wells and moving the point of diversion on the fresh water well per our NDEP permit. As of August 1, 2013, the Company received its leased heavy equipment, which will be used to begin cleanup of the site to prepare it for the new construction expected to start in the first quarter of 2014.

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

Upon funding, our business plan is to purchase equipment and build out a facility to serve as a custom permitted processing toll milling facility (which includes an analytical lab and hydrometallurgical recovery plant) located in Tonopah, Nevada (“Tonopah”) and potentially conduct National Instrument 43-101 studies at Tonopah and Manhattan, Nevada (“Manhattan”). One or both of these facilities, if completed, would also serve as a custom permitted processing toll milling facility for any future mining properties we could develop or form a joint venture with.

The Company’s website is: www.standardgoldmilling.com.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Standard Gold Holdings, Inc. and those of its subsidiaries, Tonopah Milling and Metals Group, Inc. (“TMMG”), and TMMG’s subsidiaries, Tonopah Resources, Inc. and Tonopah Custom Processing, Inc.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K filed April 16, 2013. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year as a whole.

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

NOTE 4 –GOING CONCERN

The accompanying condensed financial statements have been prepared in conformity with US GAAP, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2013, we incurred losses from operations of $920,638. At June 30, 2013, we had an accumulated deficit of $28,998,453 and a working capital deficit of $7,796,460. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. We believe that future private placements of equity capital and debt financing are needed to fund our long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If we are unable to obtain the necessary capital, we may have to cease operations.

NOTE 5 – SHORT-TERM NOTES PAYABLE

The following table summarizes the Company’s short-term notes payable:
	June 30,	December 31,
	2013	2012
Promissory note issued on September 7, 2010, in the principal amount of $25,000 to Stephen Flechner, our President at the time, utilized for a potential mining project; stated interest rate of 5%; accrued interest of $3,680 at June 30, 2013; with a maturity date of November 30, 2010 and currently past due, original terms apply in the default period. (1)	$25,000	$25,000

Secured note payable originated in connection with the Shea Exchange Agreement, stated interest rate of 7.5%; accrued interest of $416,120 at June 30, 2013 based on the default interest rate of 12.5%. (2)	2,047,728	2,047,728

Pure Path has advanced, under verbal agreements, a net aggregate $333,834 during the six months ended June 30, 2013. These advances are unsecured, with a stated interest rate of 12.5%, and are due on demand. On July 10, 2012, Pure Path exercised warrants to purchase 1,000,000 shares of the Company’s unregistered common stock in exchange for a $250,000 ($238,729 of principal plus $11,271 of accrued interest) reduction in their short-term advances. On December 28, 2012, Pure Path was issued 2,000,000 shares of unregistered common stock in exchange for a $200,000 ($191,494 of principal plus $8,506 accrued interest) reduction in their short-term advances. An aggregate accrued interest of $15,187 remains due at June 30, 2013.
	421,390	87,556
Totals	$2,494,118	$2,160,284

(1) Secured by a personal guarantee of Stephen D. King, our CEO at the time.

(2) On December 9, 2011, Pure Path Capital Management Company, LLC (“Pure Path”) purchased the Loan Modification Agreement and the NJB Forbearance Agreement directly from NJB. On December 21, 2011, we entered into an amended and restated forbearance agreement with Pure Path (the “A&R Forbearance”), whereby Pure Path extended the provisions of the NJB Forbearance Agreement. Pure Path has provided an additional extension to stay any action of the A&R Forbearance until August 31, 2013; such extensions were provided without additional consideration.

The Company has placed in escrow the following: (i) a Deed in Lieu of Foreclosure, (ii) Water Rights Deed and (iii) a Bill of Sale. Should the Company not meet the requirements of the August 31, 2013 deadline, Pure Path has the right to take immediate title to the assets located in Tonopah and interest in all leases, contracts and permits related to ownership, occupancy and operation of said assets. We are still in negotiations with Pure Path in order to complete definitive documents to release the A&R Forbearance and structure a new note. If such arrangements are not agreed to, we could lose the Tonopah property.

Summary

The following table summarizes the short-term notes payable activity in 2013:

Balance at December 31, 2012	$2,160,284
Add: net advances from Pure Path	333,834
Less: principal converted to common stock	—
Balance at June 30, 2013	$2,494,118

The weighted average interest rate on short-term notes payable at June 30, 2013 was 12.4%.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

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

Through June 30, 2013, convertible note holders converted $609,936 of principal plus $26,712 accrued interest into 1,273,297 shares of our common stock.

The following table summarizes the Company’s convertible notes:
	June 30,	December 31,
	2013	2012
Convertible promissory notes net of unamortized discount of $0 at June 30, 2013; interest rate of 6%; accrued interest of $283,141 at June 30, 2013 and all of these CP Notes are past due and original terms apply in the default period.	$2,078,427	$2,118,427

Totals	2,078,427	2,118,427

NOTE 7 - SHAREHOLDERS’ EQUITY

Preferred Stock

Simultaneous with the Shea Exchange Agreement, Wits Basin exchanged 19,713,544 shares of our common stock it held for 10,000,000 shares ($.001 par value each) of "Series A Preferred Stock" with an original issue price of $1.00 per share.

Common Stock Issuances

During the three and six months ended June 30, 2013, the Company issued 0 shares and 2,087,562 shares, respectively, for the conversion of outstanding debts.

Stock Option Grants

We have one stock option plan: the 2010 Stock Incentive Plan, as amended (the “Plan”). Stock options, stock appreciation rights, restricted stock and other stock and cash awards may be granted under the Plan. In general, options vest over a period ranging from immediate vesting to five years and expire 10 years from the date of grant. As of June 30, 2013, an aggregate of 5,400,000 shares of our common stock are available to be granted under our Plan.

During the six months ended June 30, 2013, no stock options were granted.

We recorded $0 and $265,000 related to employee stock compensation expense for the six months ended June 30, 2013 and 2012, respectively. All stock compensation expense is included in general and administrative expense. The compensation expense had a $0.00 and $0.01 per share impact on the loss per share for the six months ended June 30, 2013 and 2012, respectively.

The following table summarizes information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price
Options outstanding - December 31, 2012	10,438,335	$0.64

Granted	—	—
Canceled or expired	—	—
Exercised	—	—
Options outstanding – June 30, 2013	10,438,335	$0.64

The following tables summarize information about stock options outstanding and exercisable at June 30, 2013:
	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$0.47 to $0.60	7,649,335	5.6 years	$0.52	$209,780
$0.72 to $0.90	1,200,000	3.0 years	$0.84	$—
$1.00 to $1.50	1,589,000	1.9 years	$1.09	$—
$0.47 to $1.50	10,438,335	4.7 years	$0.64	$209,780

(1) The aggregate intrinsic value in the table represents the difference between the closing stock price on June 30, 2013 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on June 30, 2013. No options were exercised during the six months ended June 30, 2013.

Stock Warrants

The following table summarizes information about the Company’s stock warrants outstanding:

	Number	Weighted Average Exercise Price	Range of Exercise Price	Weighted Remaining Contractual Life
Outstanding at December 31, 2012	11,126,878	$0.63	$0.25 – 1.00

Granted	—	$—	$—
Cancelled or expired	3,952,878	0.50	0.50
Exercised	—	$—	$—
Warrants outstanding at June 30, 2013	7,174,000	$0.70	$0.50 – 1.00	2.0 years

Warrants exercisable at June 30, 2013	7,174,000	$0.70	$0.50 – 1.00

The aggregate intrinsic value of the 7,174,000 outstanding and exercisable warrants at June 30, 2013, was $44,560. The intrinsic value is the difference between the closing stock price on June 30, 2013 and the exercise price, multiplied by the number of in-the-money warrants had all warrant holders exercised their warrants on June 30, 2013.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

As of June 30, 2013, the Company has not yet constructed a toll milling facility in Clark County, Nevada. To date, the Company has not issued any stock to the consultant and made only one of the $10,000 monthly payments due the consultant. At June 30, 2013, the Company has accrued $387,750 and $145,940 for the future issuance of the common stock and unpaid monthly cash payments, including claimed expense reimbursements owed, respectively.

NOTE 9– SUBSEQUENT EVENTS

Issuer Tender Offer

The Company filed a Tender Offer Statement on Schedule TO on July 2, 2013. The Company filed several amendments to the Schedule TO: an amendment was filed on July 8, 2013 to extend the expiration date from 11:59 P.M. (Eastern time) on July 25, 2013 to 11:59 P.M. (Eastern time) on July 30, 2013 and revised the Election to Participate; on July 16, 2013 the Company filed an amendment to change the exercise price of the new warrants from $0.25 for the first 60 days following the tender offer and $0.50 thereafter to $0.25 for the first 180 days following the tender offer and $0.50 thereafter; on July 30, 2013 the Company filed an amendment to extend the expiration date from 11:59 P.M. (Eastern time) on July 30, 2013 to 11:59 P.M. (Eastern time) on August 2, 2013; and on July 31, 2013 the Company filed an amendment to incorporate the press release announcing the extension of the expiration date to 11:59 P.M. (Eastern time) on August 2, 2013.

The final terms of the Tender Offer include the Company offering to exchange certain of its outstanding unsecured convertible promissory notes issued between January 2, 2011 and November 2, 2011 (the “Original Notes” or “Eligible Notes”) and accompanying warrants to purchase common stock (the “Original Warrants” or “Eligible Warrants”) for the issuance of restricted common stock for the settlement of the balance of the note (principal and interest as of: June 30, 2013) at $.50/share and the issuance of new warrants to purchase common stock (the “New Warrants”) equal to the number of shares received under the conversion of the Eligible Note, exercisable for two years with an exercise price of $0.25 for the first 180 days following the tender offer and $0.50 thereafter, with substantially the same terms as the Original Warrants except the New Warrants will contain a call provision that may be exercised at $0.80 if the Company’s common stock trades above $0.80 for ten consecutive days and upon the terms and subject to the conditions set forth in the Offer to Exchange, dated July 2, 2013 (the “Offer to Exchange”) and the Election to Participate (the “Election to Participate”). The expiration of the tender offer is 11:59 P.M. (Eastern time) on August 2, 2013. The Schedule TO was intended to satisfy the reporting requirements of Rule 13e-4(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The Tender Offer closed at 11:59 P.M. (Eastern time) August 2, 2013. At the close of the Tender Offer, $1,724,689 worth of the Original Notes had been tendered to the Company through its tender offer agent, Issuer Direct, LLC. The Company issued a total of 3,916,848 shares under the tender offer.

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

OVERVIEW

Standard Gold Holdings, Inc. (formerly known as Standard Gold, Inc.) was incorporated in the State of Colorado on July 10, 1985, as a blind pool or blank check company and was re-domiciled from Colorado to Nevada in March 2013. We determined that, due to a lack of connection to Colorado, it was in the best interest of the Company to move its domicile to Nevada.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2013 COMPARED TO THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2012.

Revenues

We had no revenues from any operations for the three months and six months ended June 30, 2013 and 2012. Furthermore, we do not anticipate having any significant revenue until we have sufficiently funded our capital requirements.

Operating Expenses

General and administrative expenses were $248,544 for the three months ended June 30, 2013 as compared to $312,705 for the same period in 2012. General and administrative expenses were $676,769 for the six months ended June 30, 2013 as compared to $844,773 for the same period in 2012. Depreciation and amortization expenses were $0 for the three months ended June 30, 2013 and for the same period in 2012. Depreciation and amortization expenses were $0 for the six months ended June 30, 2013 and for the same period in 2012. On February 10, 2012, as it pertains to depreciable assets we currently own, we were evicted from the Amargosa property and we have not yet renegotiated different terms with the landlord. Since we no longer have access to any of our equipment, which resides on the Amargosa property, we may have to forfeit recovery of such equipment, but until such time that we can determine that we cannot come to new terms with the Amargosa landlord, management has decided that no impairment charges will be recognized on these assets. As a result, all remaining equipment at Amargosa with an aggregate value of $40,925 was written off as impaired.

Other Income and Expenses

Other Income
We receive monthly payments of $529 from American Tower Corporation for a cellular tower located on our Tonopah land. The location and size of the leased property will have no effect on any operations that the Company plans for the Tonopah property in the future.

Interest Expense
Interest expense for the three months ended June 30, 2013 was $115,717 compared to $149,977 for the same period in 2012. Interest expense for the six months ended June 30, 2013 was $225,481 compared to $490,381 for the same period in 2012. The 2013 and 2012 amounts relate primarily to the interest due on our notes payable: (i) the short-term notes payable, (ii) the convertible notes we entered into plus the amortization of the value assigned to additional beneficial conversion features and warrants issued, and (iii) the amortization of debt issuance costs. The non-cash interest expense for the three and six months ended June 30, 2013 was $0 and $0 compared to $40,200 and $274,108 for the same period in 2012.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements through the issuance of short-term debt and convertible debt during 2013 and 2012. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had a working capital deficit of $7,796,460 at June 30, 2013. Cash and cash equivalents were $6,331 at June 30, 2013, representing an increase of $6,237 from the cash and cash equivalents of $94 at December 31, 2012.

Our cash reserves will not be sufficient to meet our operational needs and thus, we need to raise additional capital to pay for our operational expenses and provide for capital expenditures. Our basic operational expenses are estimated at approximately $95,000 per month and we continue to have debt service commitments, which include approximately $2,404,119 (plus accrued interest) due to Pure Path and $2,078,427 (plus accrued interest) due to convertible note holders if they do not convert any portion of their convertible notes. Above the basic operational expenses, we estimate that we need approximately $3,000,000 to begin limited tolling operations. If we are not able to raise additional working capital, we may have to cease operations altogether.

For the six months ended June 30, 2013, we had net cash used in operating activities of $327,597 as compared to $279,014 for the six months ended June 30, 2012.

For the six months ended June 30, 2013 and 2012, we had net cash provided by financing activities of $333,834 and $316,795, respectively, representing advances from Pure Path in both years.

The following table summarizes our debt as of June 30, 2013:

Outstanding Amount		Interest Rate		Unamortized Discounts	Accrued Interest	Maturity Date	Type
$25,000	(1)	5%		$—	$3,680	November 30, 2010	Conventional
$2,047,728	(2)	12.5	%(3)	$—	$416,120	February 8, 2012 (4)	Conventional
$2,078,427	(5)	6%		$—	$284,698	(6)	Convertible
$421,390	(7)	12.5%		$—	$15,187	(7)	Conventional

(1)	Promissory note issued on September 7, 2010, to Stephen Flechner, our President at the time, currently past due, original terms apply in the default period.
(2)	Represents the outstanding balance of the original note payable to NJB Mining Inc. that was purchased directly by Pure Path Capital Management (for the assets located in Tonopah).
(3)	The stated interest rate is 7.5%, but since the note was not paid in full by August 25, 2010, the rate increased to 12.5% (an additional 5% default rate was added).
(4)	This is the date referenced in the A&R Forbearance Agreement now owned by Pure Path, extended until August 31, 2013.
(5)
Beginning in January 2011, we entered into various six-month convertible promissory notes convertible at a price of $0.50 per share and issued a two-year stock purchase warrant with an exercise price of $0.50 per share at a rate of two (2) warrants per $1 of note.

(6)	The convertible promissory notes began maturing on July 5, 2011 and continued through December 27, 2012. These convertible notes are currently past due and original terms apply in the default period.
(7)	Aggregate short-term loans from Pure Path. Original terms may apply in the default period.

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

OFF BALANCE SHEET ARRANGEMENTS

During the six months ended June 30, 2013, we did not engage in any off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on this evaluation and taking into account that certain material weaknesses existed as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were not effective. As a result of this conclusion, the financial statements for the period covered by this Quarterly Report on Form 10-Q were prepared with particular attention to the material weaknesses previously disclosed. Notwithstanding the material weaknesses in internal controls that continue to exist as of June 30, 2013, we have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

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

PART II. OTHER
INFORMATION

Item 1.  Legal Proceedings

The Company is currently in arbitration with Mark Dacko, the Company’s former Chief Financial Officer. The Company and Mr. Dacko are in dispute regarding his employment with the Company as well as the details of his termination. The date of the arbitration hearing is tentatively scheduled for January 9, 2014.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the second quarter.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

Effective April 16, 2013, Moquist Thorvilson Kaufmann LLC (“Moquist”) resigned as the registered independent public accountant of the Company. Turner, Stone & Company, L.L.P. (“Turner”) was appointed and approved by the audit committee as the new registered independent public accountant for the Company, effective April 17, 2013.

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

Date: August 8, 2013

	By:	/s/ Sharon L. Ullman
Sharon L. Ullman
Chief Executive Officer

	By:	/s/ Joseph Rosamilia
Joseph Rosamilia
Chief Financial Officer