Form 10-Q
period 2013-09-30
Standard Gold Holdings, Inc.
filed 2013-11-14
CIK 773717

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes ☐ No ☒

As of November 14, 2013, there were 90,762,412 shares of the Registrant’s common stock, par value $.001, outstanding.

STANDARD GOLD HOLDINGS , INC.

FORM 10-Q

TABLE OF CONTENTS

September 30, 2013

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

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

STANDARD GOLD HOLDINGS, INC.

(AN EXPLORATION STAGE COMPANY)

PART I – FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2013	2012
Assets
Current assets:
Cash	$2,441	$94
Prepaid expenses	13,897	8,897
Total current assets	16,338	8,991
Shea Mining and Milling Assets	35,159,427	35,159,427
Machinery & Equipment	21,000	-
Total Fixed Assets	35,180,427	35,159,427
Total Assets	$35,196,765	$35,168,418

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term notes payable	$2,701,826	$2,160,284
Convertible notes payable	300,000	2,118,427
Due to Wits Basin Precious Minerals Inc	16,616	16,616
Accounts payable	900,237	611,356
Due to Shea Mining and Milling	225,000	225,000
Accrued interest	571,956	497,984
Accrued expenses	1,484,960	1,730,927
Total current liabilities	6,200,595	7,360,594

Preferred stock, $.001 par value, 50,000,000 shares authorized:

10,000,000 and 10,000,000 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	10,000,000	10,000,000

Shareholders’ equity:
Common stock, $.001 par value, 500,000,000 shares authorized:
62,223,166 and 54,318,756 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	62,223	54,318
Additional paid-in capital	49,814,464	45,831,321
Accumulated deficit during exploration stage	(30,880,517)	(28,077,815)
Total shareholders’ equity	18,996,170	17,807,824
Total Liabilities and Shareholders’ Equity	$35,196,765	$35,168,418

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANDARD GOLD, INC.

(AN EXPLORATION STAGE COMPANY)

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended		September 28, 2004 (inception)
	September 30,		September 30,		to September 30,
	2013	2012	2013	2012	2013
Revenues	$—	$—	$—	$—	$—

Operating expenses:
General and administrative	600,672	234,671	1,277,441	1,079,444	15,992,171
Exploration expenses	—	—	—	—	5,876,922
Depreciation and amortization	—	—	—	—	331,361
Loss on disposal of assets	—	—	—	—	53,287
Total operating expenses	600,672	234,671	1,277,441	1,079,444	22,253,741
Loss from operations	(600,672)	(234,671)	(1,277,441)	(1,079,444)	(22,253,741)

Other income (expense):
Other income	1,587	8,993	4,232	8,993	15,974
Interest expense	(93,738)	(161,838)	(319,220)	(652,219)	(7,078,781)
Loss on conversion of debt	(1,143,229)	—	(1,164,262)	—	(1,164,262)
Foreign currency loss	—	—	—	—	(353,695)
Stock warrant expense for employee	(46,011)	—	(46,011)	—	(46,011)
Total other income (expense)	(1,281,391)	(152,845)	(1,525,261)	(643,226)	(8,626,775)
Loss from operations before income taxes	(1,882,063	(387,516)	(2,802,702)	(1,722,670)	(30,880,516)

Income tax provision	—	—	—	—	—
Net loss	$(1,882,063)	$(387,516)	$(2,802,702)	$(1,722,670)	$(30,880,516)

Basic and diluted net loss per common share	$(0.03)	$(0.01)	$(0.05)	$(0.04)

Basic and diluted weighted average common shares outstanding	59,184,597	45,592,669	56,838,409	44,471,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANDARD GOLD HOLDINGS, INC.

(AN EXPLORATION STAGE COMPANY)

Condensed Consolidated Statement of Stockholders' Equity

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
DESCRIPTION	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2012	54,318,756	$54,318	$45,831,321	$(28,077,815)	$17,807,824

Stock issued for conversion of convertible debt	87,562	88	43,693	—	43,781

Stock issued for settlement of notes payable	1,000,000	1,000	192,000	—	193,000

Stock issued for the settlement of accrued liabilities	2,500,000	2,500	847,000	—	849,500

Warrants issued for employee compensation	—	—	46,011	—	46,011

Stock and warrants issued upon settlement of convertible debt	3,916,848	3,917	2,850,839	—	2,854,756

Stock issued for the exercise of warrants	400,000	400	3,600	—	4,000

Net loss	—	—	—	(2,802,702)	-2,802,702

Balance at September 30, 2013	62,223,166	$62,223	$49,814,464	$-30,880,517	$18,996,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANDARD GOLD, INC.

(AN EXPLORATION STAGE COMPANY)

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,		September 28, 2004 (inception) to September 30,
	2013	2012	2013
OPERATING ACTIVITIES:
Net loss	$(2,802,702)	$(1,722,670)	$(30,880,516)
Adjustments to reconcile net loss to cash flows used in operating activities:
Expenses incurred due to modification of warrants	—	54,226	54,226
Depreciation and amortization	—	—	331,361
Amortization of imputed interest and original issue discounts on debt	—	277,410	3,208,994
Amortization of prepaid consulting fees related to issuance of common stock and warrants	—	—	491,000
Amortization of debt issuance costs	—	275	29,239
Compensation expense related to issuance of common stock and stock option grants	—	265,000	8,202,000
Issuance of common stock for extension of maturity date	—	—	500,000
Loss on foreign currency	—	—	353,695
Issuance of common stock for expenses	—	—	2,118,400
Loss on disposal of miscellaneous assets	—	—	53,287
Issuance of equity securities by Wits Basin for exploration expenses	—	—	334,950
Debt incurred for exploration expenses	—	—	75,000
Loss on settlement of debt	1,164,262	—	1,164,262
Expense incurred due to issuance of warrants attendant to conversion of convertible notes	46,011	—	46,011
Changes in operating assets and liabilities:
Prepaid expenses	(5,000)	7,838	(13,897)
Accounts payable	288,882	7,214	820,238
Accrued expenses and other	786,352	763,073	4,860,640
Net cash used in operating activities	(522,195)	(347,634)	(8,251,111)

INVESTING ACTIVITIES:
Purchases of Shea Mining and Milling assets	—	—	(1,020,427)
Purchases of equipment	(21,000)	—	(206,215
Net cash used in investing activities	(21,000)	—	(1,226,642)

FINANCING ACTIVITIES:
Payments on long-term debt	—	—	(491,106)
Payments from (advances to) Wits Basin	—	—	5,314,251
Cash proceeds from issuance of common stock, warrants and exercise of stock options, net	4,000	—	1,177,694
Cash proceeds from short-term debt	541,542	353,577	3,518,619
Debt issuance costs	—	—	(39,264)
Net cash provided by financing activities	545,542	353,577	9,480,194

Increase in cash and cash equivalents	2,347	5,943	2,441
Cash and cash equivalents, beginning of period	94	620	-
Cash and cash equivalents, end of period	$2,441	$6,563	$2,441

Supplemental cash flow information:
Cash paid for interest	$—	$—	$267,466
Cash paid for income taxes	—	—	—

Disclosure of non-cash investing and financing activities:
Conversion of accrued expenses	$467,150	$—	$467,150
Conversion of convertible debt and interest	$2,063,657	$—	$2,063,657
Conversion of notes payable	$245,967	$—	$245,967
Issuance of common stock in lieu of payment on debt	$713,117	$—	$1,463,117
Accrued expenses converted into notes payable	$245,967	$—	$783,224
Debt and accrued interest of Pure Path short-term loan facility converted into common stock	$—	$—	$532,867
Short-term notes payable and accrued interest converted into convertible promissory notes	$—	$—	$138,939
Convertible promissory notes and accrued interest converted into common stock	$2,063,657	$—	$2,573,657
Expense paid on behalf of Company by Pure Path through increase in short-term loan facility	$—	$—	$184,202
Conversions into common stock of amounts due to Shea	$—	$—	$140,000
Common stock issued in lieu of accrued expenses	$—	$—	$32,500
Long-term debt incurred for the purchase of Bates-Hunter Mine	$—	$—	$6,156,251
Advances from Wits Basin incurred for the purchase of Bates-Hunter Mine	$—	$—	$815,298
Accrued expenses incurred in connection with the purchase of Bates-Hunter Mine	$—	$—	$307,500
Offset to advances from Wits Basin for Common stock purchase	$—	$—	$(10)
Amounts due to Wits Basin reclassified as additional paid-in capital	$—	$—	$3,867,872
Amounts due to Wits Basin converted into a long-term note payable	$—	$—	$2,500,000

STANDARD GOLD HOLDINGS, INC.

(AN EXPLORATION STAGE COMPANY)

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(unaudited)

NOTE 1 - OVERVIEW

Standard Gold Holdings, Inc. (“we,” “us,” “our,” “Standard Gold” or the “Company”) is an exploration stage company with offices in Gadsden, Alabama.

Standard Gold Holdings, Inc. (formerly known as Standard Gold, Inc.) was incorporated in the State of Colorado on July 10, 1985, as a blind pool or blank check company, and was re-domiciled from Colorado to Nevada in March 2013. We determined that, due to a lack of connection to Colorado, it was in the best interest of the Company to move its domicile to Nevada.

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

We have had initial discussions with the Nevada Department of Natural Resources (“NDEP”) regarding application for the permits necessary to conduct custom permitted processing toll milling activities and construction of the required additional buildings to commence operations. Before formal application for the permits, NDEP suggested that we take the following actions: (i) retain a Nevada Certified Environmental Manager (“CEM”) to perform a site characterization on the tailings and test for the potential release of pollutants, (ii) perform site characterizations on “once through” and “twice through” tailings and test for potential release of pollutants and acid generation potential, (iii) perform Meteoric Profile II water testing on ground water directly below the mill as well as surrounding wells located off site, and (iv) determine baseline values of water contamination using the Meteoric Profile II results. NDEP requested that the Company delay any new construction planned for “metal extraction” until after the permits are in place. We have also hired Allstate-Nevada Environmental Management, Inc. (“Allstate”), to assist us with obtaining an NDEP Water Pollution Control Permit (“WPCP”) and to help us fulfill all the requirements of NDEP including the site characterization and Meteoric Profile II analysis, as well as advise on the overall site cleanup and assisting with any other NDEP requirements.

During the second quarter, anticipated submittal dates for the NDEP application were delayed due to the NDEP’s request for additional documentation regarding the land. We have requested several drilling companies provide us with a bid on drilling the monitoring wells and moving the point of diversion on the fresh water well per our NDEP permit. As of August 1, 2013, the Company received its leased heavy equipment, which will be used to begin cleanup of the site to prepare it for the new construction expected to start in the first quarter of 2014.

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

On August 28, 2013, the Company filed a WPCP application with the NDEP with the help of Allstate. NDEP’s review of the WPCP application may take up to 225 days, which is the maximum period of review by law. While the new application review period is limited to 180 days, NDEP is permitted to extend the process for up to 45 days if a public hearing is required or additional time for scheduling is needed. The WPCP must be approved prior to commencing the planned construction of a 15,000 square foot processing plant in Tonopah, Nevada. We are still in the technical review stage of our WPCP. While the Company awaits approval, we are preparing for construction of our processing facility which includes working with contractors that will be building the new 15,000 square foot processing plant, cleaning and preparing the property, and refurbishing a trailer that will act as our construction office.

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

The final terms of the Tender Offer included the Company offering to exchange certain of its outstanding unsecured convertible promissory notes issued between January 2, 2011 and November 2, 2011 (the “Original Notes” or “Eligible Notes”) and accompanying warrants to purchase common stock (the “Original Warrants” or “Eligible Warrants”) for the issuance of restricted common stock for the settlement of the balance of the note (principal and interest as of: June 30, 2013) at $.50/share and the issuance of new warrants to purchase common stock (the “New Warrants”) equal to the number of shares received under the conversion of the Eligible Note, exercisable for two years with an exercise price of $0.25 for the first 180 days following the tender offer and $0.50 thereafter, with substantially the same terms as the Original Warrants except the New Warrants will contain a call provision that may be exercised at $0.80 if the Company’s common stock trades above $0.80 for ten consecutive days and upon the terms and subject to the conditions set forth in the Offer to Exchange, dated July 2, 2013 (the “Offer to Exchange”) and the Election to Participate (the “Election to Participate”). The expiration of the tender offer was 11:59 P.M. (Eastern time) on August 2, 2013.

The Schedule TO was intended to satisfy the reporting requirements of Rule 13e-4(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of the close of the tender offer on August 2, 2013, the Company’s tender offer agent had received Elections to Participate representing $1,724,689 of the 2011 unsecured notes.

Standard Gold Holdings, Inc. Annual Shareholder Meeting

At the Annual Meeting of our stockholders held on August 23, 2013, our stockholders (i) elected Four (4) members of the Board of Directors to one-year terms and (ii) ratified the appointment of Turner Stone & Company, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2013. The Board of Directors elected at the meeting include Sharon Ullman, Tina Gregerson, Michael Markiewicz, and Alfred Rapetti.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Standard Gold Holdings, Inc. and those of its subsidiaries, Tonopah Milling and Metals Group, Inc. (“TMMG”), and TMMG’s subsidiaries, Tonopah Resources, Inc. and Tonopah Custom Processing, Inc.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K filed April 16, 2013. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year as a whole.

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

NOTE 4 –GOING CONCERN

The accompanying condensed financial statements have been prepared in conformity with US GAAP, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended September 30, 2013, we incurred losses from operations of $1,882,063. At September 30, 2013, we had an accumulated deficit of $30,880,517 and a working capital deficit of $6,184,257. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. We believe that future private placements of equity capital and debt financing are needed to fund our long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If we are unable to obtain the necessary capital, we may have to cease operations.

NOTE 5 – SHORT-TERM NOTES PAYABLE

The following table summarizes the Company’s short-term notes payable:

	September 30,	December 31,
	2013	2012
Promissory note issued on September 7, 2010, in the principal amount of $25,000 to Stephen Flechner, our President at the time, utilized for a potential mining project; stated interest rate of 5%; accrued interest of $4,032 at September 30, 2013; with a maturity date of November 30, 2010 and currently past due, original terms apply in the default period. (1)	$25,000	$25,000

Secured note payable originated in connection with the Shea Exchange Agreement, stated interest rate of 7.5%; accrued interest of $488,702 at September 30, 2013 based on the default interest rate of 12.5%. (2)	2,047,728	2,047,728

Pure Path has advanced, under verbal agreements, a net aggregate $480,542 during the nine months ended September 30, 2013. These advances are unsecured, with a stated interest rate of 12.5%, and are due on demand. On July 10, 2012, Pure Path exercised warrants to purchase 1,000,000 shares of the Company’s unregistered common stock in exchange for a $250,000 ($238,729 of principal plus $11,271 of accrued interest) reduction in their short-term advances. On December 28, 2012, Pure Path was issued 2,000,000 shares of unregistered common stock in exchange for a $200,000 ($191,494 of principal plus $8,506 accrued interest) reduction in their short-term advances. An aggregate accrued interest of $30,936 remains due at September 30, 2013.	629,098	87,556
Totals	$2,701,826	$2,160,284

(1) Secured by a personal guarantee of Stephen D. King, our CEO at the time.

(2) On December 9, 2011, Pure Path Capital Management Company, LLC (“Pure Path”) purchased the Loan Modification Agreement and the NJB Forbearance Agreement directly from NJB. On December 21, 2011, we entered into an amended and restated forbearance agreement with Pure Path (the “A&R Forbearance”), whereby Pure Path extended the provisions of the NJB Forbearance Agreement. On October 10, 2013, the Company settled with Pure Path. Please see Subsequent Events.

Summary

The following table summarizes the short-term notes payable activity in 2013:

Balance at December 31, 2012	$2,160,284
Add: net advances from Pure Path	541,542
Less: principal converted to common stock	----
Balance at September 30, 2013	$2,701,826

The weighted average interest rate on short-term notes payable at September 30, 2013 was 12.4%.

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

Certain holders of unsecured convertible promissory notes issued between January 2, 2011 and November 2, 2011 exchanged their notes in the issuer tender offer dated July 2, 2013. The note holders exchanged total principal of $1,958,424 plus accrued interest at a price per share of $0.50 into 3,916,848 shares of the company’s common stock.

Through September 30, 2013, convertible note holders converted $1,818,427 of principal plus $183,778 accrued interest into 4,004,410 shares of our common stock.

The following table summarizes the Company’s convertible notes:

	September 30,	December 31,
	2013	2012
Convertible promissory notes net of unamortized discount of $0 at September 30, 2013; interest rate of 6%; accrued interest of $48,328 at September 30, 2013 and all of these CP Notes are past due and original terms apply in the default period.	$300,000	$2,118,427

Totals	300,000	2,118,427

NOTE 7 - SHAREHOLDERS’ EQUITY

Preferred Stock

Simultaneous with the Shea Exchange Agreement, Wits Basin exchanged 19,713,544 shares of our common stock it held for 10,000,000 shares ($.001 par value each) of "Series A Preferred Stock" with an original issue price of $1.00 per share.

Common Stock Issuances

During the three and nine months ended September 30, 2013, the Company issued 0 shares and 3,500,000 shares, respectively, for the conversion of outstanding debts.

Stock Option Grants

We have one stock option plan: the 2010 Stock Incentive Plan, as amended (the “Plan”). Stock options, stock appreciation rights, restricted stock and other stock and cash awards may be granted under the Plan. In general, options vest over a period ranging from immediate vesting to five years and expire 10 years from the date of grant. As of September 30, 2013, an aggregate of 5,400,000 shares of our common stock are available to be granted under our Plan.

During the nine months ended September 30, 2013, no stock options were granted.

We recorded $0 and $265,000 related to employee stock compensation expense for the nine months ended September 30, 2013 and 2012, respectively. All stock compensation expense is included in general and administrative expense. The compensation expense had a $0.00 and $0.01 per share impact on the loss per share for the nine months ended September 30, 2013 and 2012, respectively.

The following table summarizes information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price
Options outstanding - December 31, 2012	10,438,335	$0.64

Granted	—	—
Canceled or expired	—	—
Exercised	—	—
Options outstanding – September 30, 2013	10,438,335	$0.64

The following tables summarize information about stock options outstanding and exercisable at September 30, 2013:

		Options Outstanding and Exercisable
Range of Exercise Prices		Number Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$	0.47 to $0.60	7,649,335	5.4 years	$0.52	$—
$	0.72 to $0.90	1,200,000	2.8 years	$0.84	$—
$	1.00 to $1.50	1,589,000	1.7 years	$1.09	$—
$	0.47 to $1.50	10,438,335	4.5 years	$0.64	$—

(1) The aggregate intrinsic value in the table represents the difference between the closing stock price on September 30, 2013 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on September 30, 2013. No options were exercised during the nine months ended September 30, 2013.

Stock Warrants

The following table summarizes information about the Company’s stock warrants outstanding:

	Number	Weighted Average Exercise Price	Range of Exercise Price	Weighted Remaining Contractual Life
Outstanding at December 31, 2012	11,126,878	$0.63	$0.25 – 1.00

Granted	4,166,848	$0.25	$0.20 – 0.25
Cancelled or expired	4,332,878	0.50	0.50 – 1.00
Exercised	(400,000)	$—	$—
Warrants outstanding at September 30, 2013	10,560,848	$0.53	$0.20 – 1.00	1.8 years

Warrants exercisable at September 30, 2013	10,560,848	$0.53	$0.20 – 1.00	1.8 years

The aggregate intrinsic value of the 10,960,848 outstanding and exercisable warrants at September 30, 2013, was $887,538. The intrinsic value is the difference between the closing stock price on September 30, 2013 and the exercise price, multiplied by the number of in-the-money warrants had all warrant holders exercised their warrants on September 30, 2013.

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

As of September 30, 2013, the Company has not yet constructed a toll milling facility in Clark County, Nevada.  To date, the Company has not issued any stock to the consultant and made only one of the $10,000 monthly payments due the consultant. At September 30, 2013, the Company has accrued $387,750 and $145,940 for the future issuance of the common stock and unpaid monthly cash payments, including claimed expense reimbursements owed, respectively.

NOTE 9– SUBSEQUENT EVENTS

Settlement and Release Agreement

On October 10, 2013, the Company entered into a Settlement and Release Agreement (the “Agreement”) with Pure Path Capital Management Company, LLC (“Pure Path”). As previously disclosed in our 10-Q and 10-K filings with the Commission and incorporated herein by reference, Pure Path purchased the Loan Modification Agreement and the NJB Forbearance Agreement directly from NJB Mining, Inc. on December 9, 2011. The Company entered into an amended and restated forbearance agreement with Pure Path (the “Forbearance Agreement”) on December 21, 2011, whereby Pure Path extended the provisions of the NJB Forbearance Agreement. Pure Path provided additional extensions to stay any action of the Forbearance Agreement until August 31, 2013; such extensions were provided without additional consideration.  Michael Markiewicz, a member of the Board of Directors, is the managing member of Pure Path and Tina Gregerson, a member of the Board of Directors and the Company’s Secretary, is a director of Pure Path.

In connection with the assignment of the Forbearance Agreement, the Parties executed an Agreement in Principal setting forth terms of the Forbearance Agreement (collectively the “Pure Path Agreements”). Pursuant to the Pure Path Agreements, Pure Path was to receive participation payments to be received on a quarterly basis for seven years after the final closing at a rate of 5% of adjusted gross revenue as such terms are defined in the Pure Path Agreements, past and future consulting fees for approximately $1,150,000, collection remedies and legal proceedings against the Company including foreclosure on the Deed of Trust, registration rights, rights of first refusal, tag along rights, preemptive rights, exclusive worldwide rights pertaining to financing and joint ventures, and other negative covenants regarding approval of corporate actions.

Pursuant to the Agreement, Pure Path relinquished the foregoing rights and obligations owed to it and agreed to forbear collection remedies and legal proceedings against the Company including foreclosure on the Deed of Trust, and in connection with the settlement and release of various debts of approximately $1,500,000 and the consulting fees owed by the Company and relinquishment of rights by Pure Path, the Company issued 27,000,000 restricted shares and a Promissory Note in the amount of $1,933,345 bearing interest of Eight Percent (8%) per year for the current balance of the amounts owed under the Pure Path Agreements.  The shares will be recorded at the fair market value as of October 9, 2013.

Chief Executive Officer Employment Agreement

The Company entered into an Employment Agreement with Sharon Ullman regarding the continuation of her position as Chief Executive Officer of the Company on November 13, 2013. The term of the Employment Agreement is for a period of three years commencing on November 1, 2013 and ending on October 31, 2016. The Company agrees to: (i) make payments to Ms. Ullman of Twelve Thousand Five Hundred Dollars ($12,500.00) per month as compensation for her employment; (ii) to reimburse employee for out of pocket business expenses; (iii) to reimburse Ms. Ullman for any health insurance expenses she will make or has made beginning on November 1, 2013; (iv) to issue Ms. Ullman warrants to purchase up to Four Million Five Hundred Thousand (4,500,000) shares of common stock of the Company at the market price as of November 1, 2013. One Million Five Hundred Thousand (1,500,000) warrants shall vest on November 1, 2013. One Million Five Hundred Thousand (1,500,000) warrants shall vest on June 1, 2014. One Million Five Hundred Thousand (1,500,000) warrants shall vest on June 1, 2015. The Company shall grant Employee an acceleration clause in the above mentioned warrants in the event of a change of control of the Company with an exercise price of the market price as of November 1, 2013; (v) to pay annual bonuses, if any bonuses are payable during the Term, which shall be determined by the Company, in its sole discretion, in an amount and upon such other performance criteria as shall be fixed by the Board of Directors based upon the performance of the Employee and the Company during the same period; (vi) include Ms. Ullman in any pension plan in effect as of the date of the Employment Agreement or affected thereafter; and (vii) reimburse Ms. Ullman for her direct expenses in connection with her duties hereunder including, but not limited to, reasonable travel, entertainment and hotel expenses.

The Employment Agreement provides that Ms. Ullman shall receive Golden Parachute protections set forth in a separate Golden Parachute Agreement.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012.

Revenues

We had no revenues from any operations for the three months ended September 30, 2013 and 2012. Furthermore, we do not anticipate having any significant revenue until we have sufficiently funded our capital requirements.

Operating Expenses

General and administrative expenses were $600,672 for the three months ended September 30, 2013 as compared to $234,671 for the same period in 2012. Depreciation and amortization expenses were $0 for the three months ended September 30, 2013 and for the same period in 2012. On February 10, 2012, as it pertains to depreciable assets we currently own, we were evicted from the Amargosa property and we have not yet renegotiated different terms with the landlord. Since we no longer have access to any of our equipment, which resides on the Amargosa property, we may have to forfeit recovery of such equipment, but until such time that we can determine that we cannot come to new terms with the Amargosa landlord, management has decided that no impairment charges will be recognized on these assets. As a result, all remaining equipment at Amargosa with an aggregate value of $40,925 was written off as impaired.

Other Income and Expenses

Other Income

We receive monthly payments of $529 from American Tower Corporation for a cellular tower located on our Tonopah land. The location and size of the leased property will have no effect on any operations that the Company plans for the Tonopah property in the future.

Interest Expense

Interest expense for the three months ended September 30, 2013 was $93,738 compared to $161,838 for the same period in 2012. The 2013 and 2012 amounts relate primarily to the interest due on our notes payable: (i) the short-term notes payable, (ii) the convertible notes we entered into plus the amortization of the value assigned to additional beneficial conversion features and warrants issued, and (iii) the amortization of debt issuance costs. The non-cash interest expense for the three and nine months ended September 30, 2013 was $0 and $0 compared to $57,803 and $331,911 for the same periods in 2012.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements through the issuance of short-term debt and convertible debt during 2013 and 2012. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had a working capital deficit of $6,184,258 at September 30, 2013. Cash and cash equivalents were $2,441 at September 30, 2013, representing an increase of $2,347 from the cash and cash equivalents of $94 at December 31, 2012.

Our cash reserves will not be sufficient to meet our operational needs and thus, we need to raise additional capital to pay for our operational expenses and provide for capital expenditures. Our basic operational expenses are estimated at approximately $95,000 per month and we continue to have debt service commitments, which include approximately $2,707,826 (plus accrued interest) due to Pure Path, See Note 9. Subsequent Events, $300,000 (plus accrued interest) due to convertible note holders if they do not convert any portion of their convertible notes, and $25,000 (plus accrued interest) to a promissory note holder. Above the basic operational expenses, we estimate that we need approximately $3,000,000 to begin limited tolling operations. If we are not able to raise additional working capital, we may have to cease operations altogether.

For the nine months ended September 30, 2013, we had net cash used in operating activities of $522,195 as compared to $347,634 for the nine months ended September 30, 2012.

For the nine months ended September 30, 2013 and 2012, we had net cash provided by financing activities of $541,542 and $353,577, respectively, representing advances from Pure Path in both years.

The following table summarizes our debt as of September 30, 2013:

Outstanding Amount		Interest Rate		Unamortized Discounts	Accrued Interest	Maturity Date	Type
$25,000	(1)	5%		$—	$4,032	November 30, 2010	Conventional
$2,047,728	(2)	12.5	%(3)	$—	$488,702	February 8, 2012 (4)	Conventional
$300,000	(5)	6%		$—	$48,328	(6)	Convertible
$629,098	(7)	12.5%		$—	$30,893	(7)	Conventional

(1)	Promissory note issued on September 7, 2010, to Stephen Flechner, our President at the time, currently past due, original terms apply in the default period.

(2)	Represents the outstanding balance of the original note payable to NJB Mining Inc. that was purchased directly by Pure Path Capital Management (for the assets located in Tonopah).

(3)	The stated interest rate is 7.5%, but since the note was not paid in full by August 25, 2010, the rate increased to 12.5% (an additional 5% default rate was added).

(4)	This is the date referenced in the On October 10, 2013, the Company settled with Pure Path. Please see Subsequent Events.

(5)	Beginning in January 2011, we entered into various six-month convertible promissory notes convertible at a price of $0.50 per share and issued a two-year stock purchase warrant with an exercise price of $0.50 per share at a rate of two (2) warrants per $1 of note. These notes were exchanged for shares of common stock in an issuer tender offer more fully described in Note 1 to the Notes to the Financial Statements.

(6)	The convertible promissory notes began maturing on July 5, 2011 and continued through December 27, 2012. These convertible notes are currently past due and original terms apply in the default period.

(7)	Aggregate short-term loans from Pure Path. Original terms may apply in the default period.

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

OFF BALANCE SHEET ARRANGEMENTS

During the nine months ended September 30, 2013, we did not engage in any off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on this evaluation and taking into account that certain material weaknesses existed as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were not effective. As a result of this conclusion, the financial statements for the period covered by this Quarterly Report on Form 10-Q were prepared with particular attention to the material weaknesses previously disclosed. Notwithstanding the material weaknesses in internal controls that continue to exist as of September 30, 2013, we have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

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

There have been no unregistered sales of equity securities during the second quarter.

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

Date: November 14, 2013

	By:	/s/ Sharon L. Ullman
Sharon L. Ullman
Chief Executive Officer

	By:	/s/ Joseph Rosamilia
Joseph Rosamilia
Chief Financial Officer

