Form 10-K
period 2013-12-31
Standard Metals Processing, Inc.
filed 2014-04-11
CIK 773717

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2013

Commission File Number: 000-14319

STANDARD METALS PROCESSING, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Standard Gold Holdings, Inc.

(Former Company Name)

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒ ..

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

As of March 31, 2014, the Registrant’s non-affiliates owned shares of its common stock having an aggregate market value of approximately $83,029,542.80 (based upon the closing sales price of the Registrant’s common stock on that date on the OTCQB).

On March 31, 2014 there were 95,572,216 shares of common stock issued and outstanding, which is the Registrant’s only class of voting stock.

Documents Incorporated by Reference: None.

STANDARD METALS PROCESSING, INC.

Annual Report on Form 10-K

For the Year Ended December 31, 2013

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains both historical statements and statements that are forward-looking in nature. Historical statements are based on events that have already happened. Certain of these historical events provide some basis to our management, with which assumptions are made relating to events that are reasonably expected to happen in the future. Management also relies on information and assumptions provided by certain third party operators of our projects as well as assumptions made with the information currently available to predict future events. These future event predictions, or forward-looking statements, include (but are not limited to) statements related to the uncertainty of the quantity or quality of ore or tailings grades, the fluctuations in the market price of such reserves, as well as gold, silver and other precious minerals, general trends in our operations or financial results, plans, expectations, estimates and beliefs. You can identify forward-looking statements by terminology such as “may,” “could,” “should,” “anticipate,” “believe,” “estimate,” “continue,” “expect,” “intend,” “plan,” “predict,” “potential” and similar expressions and their variants. These forward-looking statements reflect our judgment as of the date of this Annual Report with respect to future events, the outcome of which is subject to risks, which may have a significant impact on our business, operating results and/or financial condition. Readers are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. We undertake no obligation to update forward-looking statements. The risks identified in Item 1A, among others, may impact forward-looking statements contained in this Annual Report.

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS OVERVIEW

Standard Metals Processing, Inc. (“we,” “us,” “our,” “Standard Metals” or the “Company”) is an exploration stage company having offices in Gadsden, Alabama, New York, New York and through its subsidiary, a property in Tonopah, Nevada. Our business plan is to purchase equipment and build a facility on our Tonopah property to serve as a permitted custom processing toll milling facility (which includes an analytical lab, pyrometallugircal plant, and hydrometallurgical recovery plant).

The Company will perform permitted custom processing toll milling which is a process whereby mined material is crushed and ground into fine particles to ease the extraction of any precious minerals contained therein, such as minerals in the gold, silver and platinum metal groups. Custom milling and refining can include many different processes that are designed specifically for each ore load and to maximize the extraction of precious metals from carbon or concentrates. These toll-processing services also distill, dry, mix, or mill chemicals and bulk materials on a contractual basis and provide a chemical production outsourcing option for industrial companies, which lack the expertise, capacity, or regulatory permits for in-house production.

We are required to obtain several permits before we can begin construction of a small scale mineral processing facility to conduct permitted processing toll milling activities and construction of the required additional buildings and well relocation necessary for us to commence operations.

Any reference herein to “Standard Metals,” “the Company,” “we,” “our,” or “us” is intended to mean Standard Metals Processing, Inc. a Nevada corporation, and all of our subsidiaries unless otherwise indicated.

Corporate History

The Company was incorporated in the State of Colorado on July 10, 1985 as Princeton Acquisitions, Inc. On December 7, 2009, the Company changed its name to Standard Gold, Inc. Effective March 5, 2013, the Company moved its domicile from Colorado to Nevada and changed its name from Standard Gold, Inc. to Standard Gold Holdings. Inc. We determined that, due to a lack of connection to Colorado, it was in the best interest of the Company to move its domicile to Nevada. Effective December 6, 2013, the Company changed its name to Standard Metals Processing, Inc. to more accurately reflect the business of the Company.

On September 29, 2009, we completed a share exchange agreement with Hunter Bates Mining Corporation, a Minnesota corporation (“Hunter Bates”) and certain of its shareholders, in which Hunter Bates’ shareholders exchanged all of their capital securities into similar capital securities of ours (the “Hunter Bates Share Exchange”) and we adopted the business model of Hunter Bates of mineral exploration and mining. Accordingly, the Hunter Bates Share Exchange represented a change in control and Hunter Bates became our wholly owned subsidiary.

Prior to September 29, 2009, Wits Basin Precious Minerals, Inc., a Minnesota corporation and public reporting company quoted on the Pink Sheets under the symbol “WITM” (“Wits Basin”) was the majority shareholder of Hunter Bates. Hunter Bates was formed in April 2008 to acquire the prior producing gold mine properties (consisting of land, buildings, equipment, mining claims and permits) located in Central City, Colorado, known as the “Bates-Hunter Mine.” On April 29, 2011 we transferred our entire interest and related debt of the Bates-Hunter Mine, to Wits Basin in exchange for the cancellation of a promissory note issued by Hunter Bates payable in favor of Wits Basin in the approximate amount of $2.5 million.

On March 15, 2011, we closed a series of transactions, whereby we acquired certain assets of Shea Mining & Milling, LLC (“Shea Mining”), which assets include land, buildings, a dormant milling facility, abandoned milling equipment, water permits, mine tailings, mine dumps and the assignment of a note payable, a lease and a contract agreement with permits. We completed the Shea Exchange Agreement to acquire the Shea assets and develop a permitted custom processing toll milling of precious minerals business.

On December 10, 2012, the Company filed two Statements of Correction with the state of Colorado correcting the Second Amended and Restated Articles that had been incorrectly amended in part on March 15, 2011 and in full on March 25, 2011. After the correct Articles of Incorporation were reinstated by the Statements of Correction, the Company filed Articles of Amendment with the state of Colorado on January 4, 2013 to correct and define the Series A Preferred Stock once all board approval and documentation were complete. The Series A Preferred Stock has a liquidation preference of $10,000,000, payable only upon certain liquidity events or upon achievement of a market value of our equity equaling $200,000,000 or more. Additional details regarding the Series A Preferred Stock can be found in our Articles of Amendment, which were filed with the Colorado Secretary of State on January 4, 2013 and in the Form 8-K filed with the Commission on March 13, 2013.

Series B Preferred Stock

The Company designated 2,500,000 shares of Series B Preferred shares effective November 4, 2013. As of the date of this filing, no shares of our Series B Preferred Stock are issued and outstanding. Shares of our Series B Preferred Stock are entitled to receive, when and as declared by our Board of Directors, dividends at a rate of 8% per share annually, payable on October 1 of each year. Such dividends shall be cumulative and shall accrue, whether or not earned or declared, from and after the date of issuance of the Series B Preferred Stock, whichever is later. Each share of Series B Preferred Stock shall be convertible, at any time and at the option of the holder, into ten shares of common stock (the “Stock Conversion Rate”). The Stock Conversion Rate is subject to certain adjustments for stock-splits, combinations, reclassifications, exchanges, substitutions, reorganizations, mergers and/or consolidations.

Upon any liquidation, dissolution, or winding up of the Company, before any payment of cash or distribution of other property shall be made to the holders of common stock or any other class or series of stock subordinate in liquidation preference to the Company’s preferred stock, the assets of the Company shall be distributed as follows: first, the holders of the Series A Preferred Stock shall be entitled to the preferences detailed in the Certificate of Designation of Series A Preferred Stock; second, the holders of the Series B Preferred Stock shall be entitled to receive, pro rata according to the stated value of their shares, out of the assets of the Company legally available for distribution to its shareholders, the greater of: (i) the stated value per share or (ii) the amount such holder of Series B Preferred Stock would be entitled to receive if the shares of Series B Preferred Stock were converted into Common Stock at the Stock Conversion Rate.

Shares of Series B Preferred Stock shall have no rights to vote on any matter submitted to a vote of shareholders, except as required by law, in which case each share of Series B Preferred Stock shall be entitled to one vote.

Additional details regarding the Series B Preferred Stock can be found in our Articles of Amendment, which are on file with the Nevada Secretary of State.

TOLL MILLING AND THE SHEA EXCHANGE AGREEMENT

On March 15, 2011, in an effort to enter the precious metal toll milling business, we entered into an exchange agreement by and between us, Shea Mining, Afignis, LLC, Leslie Lucas Partners, LLC, Wits Basin and Alfred A. Rapetti (the “Shea Exchange Agreement”) whereby we acquired certain assets from Shea Mining, which assets include those located in Tonopah, Nevada (financed through a note payable assigned to us), mine dumps, a property lease and a contract agreement in exchange for 35,000,000 shares of our unregistered shares (an ownership interest of approximately 87% of our then currently outstanding common stock - approximately 56% ownership interest on a fully diluted basis). The Shea Exchange Agreement did not include any operable toll milling equipment, employees or operational processes and therefore has been accounted for as a purchase of a group of assets. Simultaneous with these transactions, pursuant to the Shea Exchange Agreement, Wits Basin exchanged 19,713,544 shares of our common stock it held for 10 million shares of Series A Preferred Stock.

Pursuant to the assignment of a note payable, we executed an Assignment and Assumption of Loan Documents and Loan Modification Agreement, by and between us, Shea Mining and NJB Mining, Inc. (the “Loan Modification Agreement”), dated March 15, 2011, for those assets located in Tonopah, Nevada (“Tonopah”), consisting of land, buildings, mine tailings, a dormant milling facility, abandoned milling equipment and water permits. The land encompasses 1,183 deeded acres, one of the largest private land holdings in Esmeralda County, Nevada. Approximately 334 acres of this land has an estimated 2.2 million tons of tailings known as the Millers Tailings from the historic gold rush of Goldfield and Tonopah, Nevada sitting on it.

The Tonopah property was subject to an existing $2.5 million first deed of trust, which was in default at the time of the Shea Exchange Agreement and included accrued interest of $375,645, which was also assumed in the transaction. As part of the assignment, NJB Mining, Inc. (“NJB”) modified the related note to allow us until May 14, 2011 to refinance this mortgage, which was subsequently extended numerous times. On July 7, 2011, we issued 555,556 shares of our unregistered common stock to NJB as a partial principal payment of $500,000 (valued at $0.90 per share). On August 31, 2011, we were still in default under the terms of the Loan Modification Agreement, and therefore entered into a forbearance agreement with NJB, (the “NJB Forbearance Agreement”), in which we agreed to issue an additional 200,000 shares of common stock valued at $180,000 and pay interest aggregating $52,952 prior to October 1, 2011. In exchange, NJB agreed to forbear from initiating legal proceedings, including forbearance of the deed of trust and enforcement of its collection remedies. The NJB Forbearance Agreement further provided for additional extensions up through December 9, 2011; subject to the issuance of additional 1,500,000 shares of common stock, $141,497 payments of additional accrued interest amounts and subject to the issuance of additional 5,000,000 shares of common stock upon default. On December 9, 2011, Pure Path Capital Management Company, LLC (“Pure Path”) purchased the Loan Modification Agreement and the NJB Forbearance Agreement directly from NJB. On December 21, 2011, we entered into an amended and restated forbearance agreement with Pure Path (the “A&R Forbearance”). In connection with the assignment of the Forbearance Agreement, the Parties executed an Agreement in Principle setting forth terms of the Forbearance Agreement (collectively the “Pure Path Agreements”). Pure Path provided an additional extension to stay any action of the A&R Forbearance until June 8, 2012; such extension was provided without additional consideration. If by June 8, 2012, the balance was not paid or another agreement executed, the Company would be required to issue 5,000,000 shares to Pure Path. The Company did not pay the balance of the mortgage on June 8, 2012 and pursuant to the terms of the A&R Forbearance Agreement, the Company was required to issue 5,000,000 shares to Pure Path. The 5,000,000 shares were approved for issuance by the Board of Directors on October 9, 2012 and were issued to Pure Path on December 6, 2012. After multiple extensions to stay any action of the Forbearance Agreement without consideration, the Company entered into a Settlement and Release Agreement (the “Agreement”) with Pure Path. On October 10, 2013. Pursuant to the Agreement, Pure Path relinquished its right to receive participation payments on a quarterly basis for seven years after the final closing at a rate of 5% of adjusted gross revenue as such terms are defined in the Pure Path Agreements, past and future consulting fees for approximately $1,150,000, collection remedies and legal proceedings against the Company including foreclosure on the Deed of Trust, registration rights, rights of first refusal, tag along rights, preemptive rights, exclusive worldwide rights pertaining to financing and joint ventures, and other negative covenants regarding approval of corporate actions. Pure Path also agreed to forbear collection remedies and legal proceedings against the Company including foreclosure on the Deed of Trust, and in connection with the settlement and release of various debts of approximately $1,500,000 and the consulting fees owed by the Company and relinquishment of rights by Pure Path, in exchange for the foregoing, the Company issued 27,000,000 restricted shares and a Promissory Note in the amount of $1,933,345 bearing interest of 8% per year for the current balance of the amounts owed under the Pure Path Agreements.

In connection with the Shea Exchange Agreement, we also were assigned the ownership of approximately 100,000 tons of tailings spread out over a six square mile section of mine dump material in Manhattan, Nevada (“Manhattan”).

The other assets we acquired consisted of a property lease, which allowed us the use of an assay lab property and the associated water permits, (with a right to purchase for $6 million) and a contract agreement, which allowed us the use of processing permits, located in Amargosa Valley, Nevada (“Amargosa”). We were required to pay a monthly base rent of $17,500 on this lease and $5,000 on the contract agreement. In January 2012, the landlord of the Amargosa lease caused to have served a Five Day Notice To Pay Rent Or Quit due to default in the monthly lease payments. The Company began immediate communications with the landlord, which resulted in a delay of further actions by the landlord to pursue any remedies. Then on February 9, 2012, the landlord caused to have served an Order For Summary Eviction (“Eviction”) due to continued default in lease payments. Effective with the Eviction, a total of $87,500 in lease payments remain unpaid as well as $23,000 in contract payments and $10,500 in late fees required pursuant to the terms of the lease. On February 10, 2012, the Beatty County Sheriff completed the Eviction at Amargosa and we as such, no longer have access to the assay lab or permits at Amargosa.

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

Furthermore, Wits Basin had entered into certain commitments which involved shares of our common stock and as a result of their exchange of substantially all of the Company’s common stock they held for Series A Preferred, they could no longer honor those commitments. In consideration of Wits Basin agreeing to the exchange, the Company agreed to enter into two stock option agreements as follows: (1) the Company granted to one of Wits Basin’s major lenders a replacement stock option, on substantially the same terms as the stock option issued by Wits Basin, to purchase 1,299,000 shares of the Company’s common stock at an exercise price of $1.00 per share expiring on December 14, 2014 and (2) the Company granted to Wits Basin a replacement stock option, expiring on December 19, 2014, to purchase up to 630,000 shares of the Company’s common stock, at an exercise price of $0.50 per share.

SUBSIDIARIES

The Company has two wholly owned subsidiaries, Tonopah Milling and Metals Group, Inc. (“TMMG”), a Nevada corporation, incorporated on January 7, 2013 and Standard Renewable Energy, Inc., a Nevada corporation, incorporated on November 21, 2013. TMMG has three wholly owned subsidiaries, Tonopah Resources, Inc., a Nevada corporation, incorporated on January 10, 2013, Tonopah Custom Processing, Inc., a Nevada corporation, incorporated on January 10, 2013, and Standard Metals Acquisitions, Inc., a Nevada corporation, incorporated on January 6, 2014.

WATER POLLUTION CONTROL PERMIT WITH THE NEVADA DEPARTMENT OF ENVIRONMENTAL PROTECTION

Through the Company’s wholly owned subsidiary, Tonopah Custom Processing, Inc. (“TCP”), it filed a Water Pollution Control Permit (“WPCP”) Application with the Nevada Department of Environmental Protection (“NDEP”) Bureau of Mines and Mining Reclamation (“BMMR”) on August 28, 2013 for the approval of the permits necessary for a small-scale mineral processing facility planned for the Tonopah Property. The plant will perform laboratory testing, pilot testing, and custom processing of precious metal ores and concentrates from mining industry clients. Processing of ore materials will employ standard mineral processing techniques including gravity concentration, froth flotation and chemical leaching and carbon stripping.

The WPCP must be approved prior to commencing the planned construction of our processing plant in Tonopah, Nevada. We are still in the technical review stage of our WPCP. While the Company awaits approval, we are preparing for construction of our processing facility which includes working with contractors that will be building the new 21,875 square foot processing plant, cleaning and preparing the property, and refurbishing a trailer that will act as our construction office.

In connection with our WPCP application, NDEP suggested that we take the following actions: (i) retain a Nevada Certified Environmental Manager (“CEM”), (ii) perform Meteoric Profile II water testing on ground water directly below the mill as well as surrounding wells located off site, and (iii) determine baseline values of water using the Meteoric Profile II results. NDEP requested that the Company delay any new construction planned for “metal extraction” until after the permits are in place. We hired Allstate-Nevada Environmental Management, Inc., as our CEM to assist us with obtaining an NDEP WPCP and to help us fulfill all the requirements of NDEP including the Meteoric Profile II analysis, as well as advise on the overall site cleanup and assisting with any other NDEP requirements.

NDEP’s review of the WPCP application typically takes 225 days. However, a backlog of permit applications may cause a delay.

Survey

In March 2013, Advanced Surveying & Professional Services, as our Professional Land Surveyor (“PLS”), completed surveys and testing of the Tonopah property required for the application of our required permits. After completion of the survey, it was determined the property is 1,183 acres. The scope of work our PLS completed includes: (i) setting a total of 19 permanent monuments at angle points along lines, (ii) setting eight permanent monuments locating US Hwy 95, (iii) recording a professional map indicating longitude and latitude for all corners, and (iv) providing a digital map accessible in AutoCad software.

LOT 1
252.62 Acres
LOT 2
854.20 Acres
DETAIL 'A'
DETAIL 'B'

VICINITY MAP

SURVEYORS CERTIFICATE

LEGEND

These standard symbols will be found in the drawing.

- 4x4 post with PLS 860 tag
- FOUND SECTION OR QUARTER CORNER
- SET 2-1/2" CAP PLS 10111
- CONCRETE HIGHWAY MARKER
- DIMENSION POINT ONLY
- PROPERTY LINE
- SECTION LINE
- QUARTER SECTION LINE
- SIXTEENTH SECTION LINE
- TIE LINES
- EDGE OF HIGHWAY RIGHT OF WAY
- CENTER LINE HIGHWAY

0 1000 2000 3000

RECORDERS STATEMENT
SUBSEQUENT CHANGES TO THIS DOCUMENT SHOULD BE EXAMINED BY REFERENCE TO THE CUMULATIVE INDEX MAINTAINED BY THE ESMERALDA COUNTY RECORDER

RECORD OF SURVEY

OF

PORTIONS OF SECTIONS 2, 3, 10, 11 & 14
TOWNSHIP 3 NORTH, RANGE 40 EAST, M.D.M.,
ESMERALDA COUNTY, NEVADA

APN 006-111-08

FOR

TONOPAH RESOURCES, INC

Facility and Site Preparation

On August 1, 2013, the Company received leased heavy equipment, which was used to begin cleanup of the site to prepare it for the new construction. We ordered a pre-fabricated building on November 4, 2013. The building arrived at the Tonopah property on March 21, 2014. Upon receipt of our WPCP, we will begin erecting the building, which could take up to 120 days to complete.

We requested several drilling companies provide us with a bid on drilling the monitoring wells needed for construction and moving the point of diversion on the fresh water well per our NDEP permit. The existing water rights on the property utilize two wells (points of diversion). The historic production well has not been used in recent years and is too far away from our new production plant. We are moving the point of diversion closer to our proposed production plant site to provide a localized source of fresh water.

On March 10, 2014, we retained Interflow Hydrology, Inc. (“Interflow”) to engineer, design and oversee the installation of our monitoring wells. Interflow will also provide us with an interpretation of groundwater gradient under our processing plant.

After receiving a temporary permit, the Company accepted delivery of additional large heavy equipment and broke ground on April 1, 2014. With the additional large heavy equipment onsite, we have aggressively started to remove all of the extra and unnecessary materials and old equipment that have accumulated on the land. We were also able to place a new 14,600 gallon water tank on the Tonopah property and will begin the plumbing of the existing water well to fill the new tank. This tank will provide water for all of our dirt work and construction.

As of April 1, 2014, the WPCP application is expected to continue under review for another 60 to70 days. Although the official permit is not yet issued, NDEP has allowed us to start with the grading, vegetation clearing, and construction of a perimeter security fence, new process water, and monitoring wells. Once these items are complete and we have received the final permit we can start the building erection.

PRODUCTS AND SERVICES

The Company’s business plan is to become a full service permitted custom toll milling and processing company that facilitates the extraction of precious, and strategic minerals from mined material. The Company is in the process of obtaining the permits needed for construction and operation of our permitted custom processing toll milling facility with state of the art equipment capable of processing gold, silver and platinum metal groups.

While Nevada has a historic role as a mining center with good proximate geology and ample mined product, very little custom processing toll milling capacity remains in the state. During the last several decades, other processing facilities have been shuttered due to high costs of regulations and the vertical integration of milling within large mining companies leaving junior miners with few options for local milling services. As a result, Standard Metals is in a unique position among processing facilities because it is capable of true permitted custom processing. We have the only ball mill located within a custom toll milling facility within 300 miles allowing us to serve miners in the western United States, Canada, Mexico, and Central America.

Many junior miners are undercapitalized, have limited access to capital markets and have a large supply of mined material that requires milling be performed. Many large mining companies reserve their milling capacity for their inventory, which does not make providing third party services worthwhile. This provides the Company with an opportunity to provide these potential customers with badly needed milling and processing services.

Currently, the Company is waiting for the approval of pending applications for the permits required for us to commence construction of our facilities to conduct permitted custom processing toll milling operations. As operations have not yet begun, the Company does not currently have any customers, but has signed a Memorandum of Understanding (“MOU”) with Adriat Management Group, Inc. (“Adriat”). The MOU sets forth terms the Company and Adriat will enter into upon the execution of a Definitive Processing Agreement whereby the Company will process source material supplied by Adriat on an exclusive basis in the United States.

TOLL MILLING

Toll milling is a process whereby mined material is crushed and ground into fine particles to ease the extraction of any precious minerals contained therein, such as minerals in the gold, silver and platinum metal groups. Custom milling and refining that are designed specifically for each ore load can include many different processes to maximize the extraction of precious metals from ore, carbon or concentrates.

Procedure

Ore is sent to our facility at the responsibility and cost of the customer. The Company will take a sample of the ore through a specific ore sampling procedure. The Company’s metallurgist will test the sample on site. To obtain a quantitative determination of the amount of a given substance in a particular sample, the Company can perform wet methods and dry methods. In the wet method, the sample is dissolved in a reagent, like acid, until the purified metal is separated out. In the dry method, the sample is mixed with a flux (a substance such as borax or silica that helps lower the melting temperature) and then heated so that the impurities in the metal fuse with the flux, leaving the purified metal as residue.

If it is determined that the sample is approved for processing, the customer and the Company will then agree upon a value of the metal grade per ton. If there is any disagreement on the value, a third party referee determines the value by testing the sample. The Company charges either a flat fee per ton of the ore processed or a percentage of the precious metals extracted during processing, or a combination of both based on the amount of work that is performed.

There are various methods of extraction. The Company determines which method to use based upon the sample sent to the Company. In most situations, a series of tests will be performed on a bulk sample ranging in size from 250 to 1,000 pounds. A metallurgist will determine the best process or processes to use for the extraction based on several factors. These include the composition of the host rock, mineralization of the host rock, whether or not it is an oxide or sulphide ore body, and the particle size of the precious metal. After the metallurgist reviews these characteristics, the Company will run ore on a gold table and assays the concentrates, middlings, and tails. An assay is an investigative procedure for qualitatively assessing or quantitatively measuring the presence or amount of precious metals in ore. If there is too much gold in the middling or tails, the size of the grind is adjusted to increase yield or if there is not enough gold in the middlings or tails the Company grinds the material to a coarser mesh.

Some of our miner customers will be able to take their tailings (the material left over after the desired minerals have been extracted) from the material they deposited with the Company and put it back in the exact same mines those particular tailings came from. This eliminates the need for the Company to dispose of those tailings.

Concentrate/Leach Circuit

Concentration is the separation of precious minerals from other materials by utilizing different properties of the minerals to be separated including density, magnetic or electric and physiochemical. The Company will attempt to create a “concentrate” of minerals to reduce the size of each ton processed. The Company may also receive concentrates from customers, especially those where transport of tons of raw ore is not feasible.

The leaching process uses chemicals to extract the metals from the solid materials (concentrates) and bring them into a solution. Once the metals are in the solution, it is passed through carbon or resin columns where the precious metals are deposited onto the carbon/resin.

The metals will then be stripped from the carbon back into a different solution where they are pumped through an electrowinning circuit in a process called carbon stripping. The metals are then deposited onto stainless steel in the electrowinning circuit. After this stage, the metals are either sold or further refined off-site. The solution is recycled and used again to process additional material.

EMPLOYEES

As of December 31, 2013, we did not have any employees. The Company’s and its subsidiaries’ officers, directors and independent contractors conduct all operations.

FINANCIAL INFORMATION IN INDUSTRY SEGMENTS

During the year ended December 31, 2013, our operations included one reportable segment: that of the development of the related services of custom permitted processing toll milling.

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

Standard Metals Processing, Inc.

611 Walnut Street

Gadsden, Alabama 35901

(888) 960-7347

ITEM 1A. RISK FACTORS

An investment in our common stock is highly speculative and involves a high degree of risk. Before making an investment decision, you should carefully consider the risks described below together with all of the other information included in this prospectus. The statements contained in or incorporated into this prospectus that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the value of our common stock could decline, and an investor in our securities may lose all or part of their investment.

RISKS RELATING TO OUR CAPITAL STOCK

INVESTORS MAY BE UNABLE TO ACCURATELY VALUE OUR COMMON STOCK.

Investors often value companies based on the stock prices and results of operations of other comparable companies. Currently, we do not believe another publicly traded permitted custom processing toll milling company exists that is directly comparable to our size and scale. Prospective investors, therefore, have limited historical information about our permitted custom processing toll milling capabilities on which to base an evaluation of our performance and prospects and an investment in our common stock. As such, investors may find it difficult to accurately value our common stock.

Investors may face significant restrictions on the resale of our common stock due to federal regulation of penny stocks.

The SEC has defined any equity security with a market price of less than $5.00 per share as a “penny stock.” Penny stocks are subject to the requirements or Rule 15(g)-9 of the Securities Exchange Act of 1934. Our common stock is quoted on the OTCQB under the symbol SMPR and is currently below $5.00 per share. Therefore our common stock is deemed a “penny stock” and is subject to the requirements of Rule 15(g)-9.  Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser’s consent prior to the transaction.   The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it.  Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

WE DO NOT INTEND TO PAY DIVIDENDS FOR THE FORESEEABLE FUTURE.

We have never declared or paid any dividends on our common stock. We intend to retain all of our earnings, if any, for the foreseeable future to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the future. Our Board of Directors retains the discretion to change this policy.

THE MARKET FOR OUR COMMON STOCK MAY FLUCTUATE.

Currently, our common stock is traded on the Over the Counter Venture Capital Market (“OTCQB”). Stock prices on the Over the Counter Markets can be more volatile than stocks trading on national market systems such as NSADAQ, NYSE or AMEX. Our stock price may be affected by factors outside of our control and unrelated to our business operations.

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

Although there are requirements that must be met before the liquidation preference is payable to holders of the Series A Preferred Stock, if we are successful in the operation of our business and our market value increases, or if we consummate a change of control transaction that requires payment of the $10,000,000 liquidation preference (plus accrued interest), there may be significantly less funds remaining after the payment of the liquidation preference for holders of our common stock or we could be forced to accrue this liability on our financials.

RISKS RELATING TO OUR FINANCIAL CONDITION

WE CURRENTLY DO NOT HAVE ENOUGH CASH TO FUND OPERATIONS AND/OR REDUCE OUR DEBT DURING 2014.

We have very limited funds, and such funds are not adequate to develop our current business plan, or even to satisfy our existing working capital requirements. We will be required to raise additional funds to effectuate our current business plan for permitted custom processing toll milling and to satisfy our working capital requirements. Without significant additional capital, we will be unable to start operations. With respect to our proposed permitted custom processing toll milling operations, the costs and ability to successfully operate have not been fully verified because none of our proposed tolling operations have begun and we may incur unexpected costs or delays in connection with starting operations. The cost of designing and building our operations and of finding customers and sources of ore for our toll milling sources can be extensive and will require us to obtain additional financing, and there is no assurance that we will have the resources necessary or the financing available to attain operations or to acquire customers and ore sources necessary for our long-term business. Our ultimate success will depend on our ability to raise additional capital. Additionally, such additional capital may not be available to us at acceptable terms or at all. Further, if we increase our capitalization and sell additional shares of our capital stock, a shareholder’s position in our Company will be subject to dilution. In the event that we are unable to obtain additional capital, we may be forced to cease our search for additional business opportunities, reduce our operating expenditures or to cease operations altogether.

WE ARE A DEVELOPMENT AND EXPLORATION STAGE COMPANY WITH LITTLE HISTORY OF OPERATIONS AND WE EXPECT TO INCUR LOSSES FOR THE FORESEEABLE FUTURE.

We are a development and exploration stage company, and have yet to commence active operations. As of December 31, 2013, we have incurred an aggregate net loss of $35,827,720 since our inception. We have no prior operating history from which to evaluate our success, or our likelihood of success in operating our business, generating any revenues, or achieving profitability. This provides a limited basis for you to assess our ability to commercialize our services and the advisability of investing in our securities. We have not generated revenue from our toll milling services to date and there can be no assurance that our plans for permitted custom processing toll milling will be successful, or that we will ever attain significant revenue or profitability. Also, toll milling is a new area of business for us, and our management team has little experience in permitted custom processing toll milling operations. Although we intend to hire knowledgeable and experienced employees and/or consultants with significant experience in toll milling operations, there is no guarantee that we will reach profitability in the near future, if at all. As a development and exploration stage company, we are subject to unforeseen costs, expenses, problems and difficulties inherent in new business ventures.

OUR INDEPENDENT AUDITORS HAVE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The financial statements for each of these periods were prepared assuming that we would continue as a going concern. We have had net losses for each of the years ended December 31, 2013 and 2012, and we have an accumulated a deficit as of December 31, 2013. In the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we do not expect to generate any significant revenues from operations for the foreseeable future, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital through equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

RISKS RELATED TO THE COMPANY

WE HAVE VERY LIMITED ASSETS.

Our assets to be used in the development of a toll milling service have not yet been utilized, we will need to acquire additional equipment and construct additional facilities and there can be no guarantee that we will be successful in utilizing our current assets or obtaining the additional equipment and facilities that we will need to operate going forward. We do not anticipate having any revenues from our permitted custom toll milling processing for the foreseeable future. Additionally, without adequate funding, we may never produce any significant revenues.

OUR ASSETS ARE ENCUMBERED UNDER A DEED OF TRUST.

The Tonopah property is subject to a $2,500,000 first deed of trust held by Pure Path. Pursuant to the terms of the Pure Path Settlement Agreement, Pure Path has agreed to forbear collection remedies and legal proceedings against the Company for this deed of trust until April 10, 2015.

OUR MANAGEMENT TEAM MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR BUSINESS STRATEGIES.

If our management team is unable to execute our business strategies, then our development could be materially and adversely affected. In addition, we may encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by any future growth. We may seek to augment or replace members of our management team or we may lose key members of our management team, and we may not be able to attract new management talent with sufficient skill and experience.

OUR SUCCESS IN THE FUTURE MAY DEPEND ON OUR ABILITY TO ESTABLISH AND MAINTAIN STRATEGIC ALLIANCES, AND ANY FAILURE ON OUR PART TO ESTABLISH AND MAINTAIN SUCH RELATIONSHIPS WOULD ADVERSELY AFFECT OUR MARKET PENETRATION AND REVENUE GROWTH.

We may be required to establish strategic relationships with third parties in the mining and toll milling industries. Our ability to establish strategic relationships will depend on a number of factors, many of which are outside our control, such as the suitability of our property, facilities and equipment relative to our competitors, or the quality grade of precious minerals we are able to extract from the ore we process. We can provide no assurance that we will be able to establish strategic relationships in the future.

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

RISKS RELATING TO OUR BUSINESS

WE WILL REQUIRE ADDITIONAL FINANCING TO FUND OUR PERMITTED CUSTOM PROCESSING TOLL MILLING DEVELOPMENT AND OPERATIONS.

Substantial additional financing will be needed in order to fund the current plan to begin toll milling services and develop and maintain the Tonopah property. Our means of acquiring investment capital is limited to private equity and debt transactions. We have no significant sources of currently available funds to engage in additional development. Without significant additional capital, we will be unable to fund our current property interests or effectuate our current business plan for permitted custom processing toll milling and mining services. See “—Risks Relating to Our Financial Condition – We Currently Do Not Have Enough Cash to Fund Operations, and/or Reduce Debt During 2014.”

OUR PERFORMANCE MAY BE SUBJECT TO FLUCTUATIONS IN MINERAL PRICES.

The profitability of any permitted custom processing toll milling services could be significantly affected by changes in the market price of minerals. Demand for minerals can be influenced by economic conditions and attractiveness as an investment vehicle. Other factors include the level of interest rates, exchange rates and inflation. The aggregate effect of these factors is impossible to predict with accuracy.

In particular, mine production and the willingness of third parties such as central banks to sell or lease gold affects the supply of gold. Worldwide production levels also affect mineral prices. In addition, the price of gold, silver and other precious minerals have, on occasion, been subject to very rapid short-term changes due to speculative activities.

OUR PERMITTED CUSTOM PROCESSING TOLL MILLING OPERATIONS ARE SUBJECT TO ENVIRONMENTAL REGULATIONS AND PERMITTING, WHICH COULD RESULT IN THE INCURRENCE OF ADDITIONAL COSTS AND OPERATIONAL DELAYS.

All phases of our operations are subject to current environmental protection regulation. There is no assurance that future changes in environmental regulation, such as greenhouse gas emissions, carbon footprint and the like, will not adversely affect our operations. Some of our proposed operations will require additional permits, which could incur additional cost and may delay startup and cash flow. In addition, each toll milling mineral source must be fully permitted for its own operation, a process over which we have no control.

OUR PERMITTED CUSTOM PROCESSING TOLL MILLING OPERATIONS WILL REQUIRE US TO DEPEND ON THIRD PARTIES AND OTHER ELEMENTS BEYOND OUR CONTROL, WHICH COULD RESULT IN HARM TO OUR BUSINESS.

Our permitted custom processing toll milling operations will rely on mineral material produced by others, and we have no control over their operations. Delivery of ore to our processing facilities is also subject to the risks of transportation, including trucking and aviation operations run by others, regulations and permits, fuel cost, weather, and travel conditions. Toll milling requires that the mineral producer and the mineral processor agree on the grade of the incoming material, which can be a source of conflict between parties. Although a third party will be utilized for any such conflict, any disagreements with mineral producers, or problems with the delivery of ore, could result in additional costs, disruptions and other problems in the operation of our business.

U.S. FEDERAL LAWS

Under the U.S. Resource Conservation and Recovery Act, companies such as ours may incur costs for generating, transporting, treating, storing, or disposing of hazardous waste. Our permitted custom processing toll milling operations may produce air emissions, including fugitive dust and other air pollutants, from stationary equipment, storage facilities, and the use of mobile sources such as trucks and heavy construction equipment which are subject to review, monitoring and/or control requirements under the Federal Clean Air Act and state air quality laws. Permitting rules may impose limitations on our production levels or create additional capital expenditures in order to comply with the rules.

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

Our Tonopah property consists of 1,183 acres of land, buildings, mining tailings, a dormant milling facility, abandoned milling equipment and water permits. The Tonopah property was transferred to Tonopah Milling and Metals Group, Inc. (“TMMG”), the Company’s wholly owned subsidiary, and then transferred to Tonopah Resources, Inc. (“TRI”), a wholly owned subsidiary of TMMG.

Our corporate office is located at 611 Walnut Street, Gadsden, Alabama 35901. We are using the office space of the Company’s secretary, Tina Gregerson. Our New York office is located at 114 West 47th Street, 17th Floor, New York, New York 10036. We believe that our facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

Mark Dacko

Mark Dacko, the Company’s former Chief Financial Officer, made a Demand for Arbitration on December 21, 2012 with the American Arbitration Association for legal claims against the Company involving his previous employment. The Company and Mr. Dacko were in dispute regarding his employment with the Company as well as the details of his termination. On December 30, 2013, the Company entered into a settlement agreement with Mark Dacko.

Midwest Investment Partners, LLC

On September 6, 2013, Midwest Investment Partners, LLC filed suit against the Company alleging a breach of the Company’s obligations under a $50,000 6% Convertible Promissory Note, dated April 5, 2011, and a $25,000 6% Convertible Promissory Note, dated September 2, 2011, by (i) failing to repay the April 5, 2011 Note when due on October 6, 2011, and (ii) failing to repay the September 2, 2011 Note when due on February 29, 2012. On January 10, 2014, Defendant filed its Answer with Affirmative and Other Defenses to Plaintiff’s Complaint and Demand for Jury Trial. There was an initial pre-trial conference on February 18, 2014. At the initial conference, the parties filed and the Court approved a Joint Case Management Plan setting the timing and sequence of discovery in the action. A settlement conference was held on March 28, 2014. The parties did not reach a settlement agreement. The Company plans to vigorously defend the claim.

On March 17, 2014, Midwest Investment Partners, LLC filed suit against Standard Metals Processing, Inc. alleging that Standard Metals had wrongfully refused to remove a transfer restriction on Midwest’s shares of Standard Metals stock pursuant to Rule 144 of the Securities Act. On March 27, 2014, Standard Metals filed in the United States District Court, Southern District of Indiana, Evansville Division a Verified Notice of Removal of a Civil Action requesting that the case proceed in the Court as an action properly removed pursuant to 28 U.S.C. §§ 1441 (a) and (b). Standard Metals plans to vigorously defend the claim.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock is quoted on the OTCQB under the symbol “SMPR.” As of March 31, 2014, the last closing sale price of our common stock as reported by OTCQB was $2.05 per share. The following table sets forth for the periods indicating the range of high and low closing sale prices of our common stock:

Period	High	Low

Quarter Ended March 31, 2012	$0.83	$0.25
Quarter Ended June 30, 2012	$0.65	$0.15
Quarter Ended September 30, 2012	$0.40	$0.13
Quarter Ended December 31, 2012	$0.30	$0.11

Quarter Ended March 31, 2013	$0.51	$0.15
Quarter Ended June 30, 2013	$0.58	$0.19
Quarter Ended September 30, 2013	$0.51	$0.38
Quarter Ended December 31, 2013	$1.20	$0.34

The quotations from the OTCQB above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions.

RECORD HOLDERS

As of March 31, 2014, there were approximately 150 record holders of our common stock, excluding shareholders holding securities in “street name.”

DIVIDENDS

We have never paid cash dividends on our common stock and have no present intention of doing so in the foreseeable future. Rather, we intend to retain all future earnings to provide for the growth of our Company. Payment of cash dividends in the future, if any, will depend, among other things, upon our future earnings, requirements for capital improvements and financial condition.

RECENT SALES OF UNREGISTERED SECURITIES

In addition to the sales of unregistered securities that we reported in Quarterly Reports on Form 10-Q and Current Reports on Form 8-K during fiscal year ended 2013, we made the following sales of unregistered securities during the fourth quarter ended December 31, 2013:

Warrant Exercises

We issued 1,875,138 shares of unregistered common stock pursuant to common stock purchase warrants (the “Warrants”) issued by the Company, of these, 1,775,138 Warrants were exercised at a price of $0.25 per share and 100,000 were exercised at a price of $0.50 per share totaling an aggregate purchase price of $493,785.

Note Conversions and Debt Settlements

On October 10, 2013 we issued 27,000,000 shares of restricted common stock in connection with a settlement with our secured creditor (see Note 10 Related Party Transactions)

On October 29, 2013, we issued 53,995 shares of common stock from a conversion of a Promissory Note at a conversion price of $0.50 per share.

On December 5, 2013, we issued 57,463 shares of common stock from a conversion of a Promissory Note.

On December 5, 2013, we issued 56,649 shares of common stock from a settlement of an existing Debt of the Company.

Sales of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, we believe that these transactions were exempt from the registration requirements of the Securities Act pursuant to Sections 4(a)(2) and 3(a)(9) thereof and rules promulgated thereunder. Based on representations from the above-referenced lenders, we have determined that such lenders were “accredited investors” (as defined by Rule 501 under the Securities Act) and were acquiring the shares for investment and not distribution, and that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The lenders received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

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

History

Standard Metals Processing, Inc. (formerly known as Standard Gold Holdings, Inc., Standard Gold, Inc. and Princeton Acquisitions, Inc.) was incorporated in the State of Colorado on July 10, 1985. On September 29, 2009, we completed a share exchange agreement with Hunter Bates Mining Corporation, a Minnesota corporation (“Hunter Bates”) and certain of its shareholders, in which Hunter Bates’ shareholders exchanged all of their capital securities into similar capital securities of ours (the “Hunter Bates Share Exchange”) and we adopted the business model of Hunter Bates of minerals exploration and mining. Accordingly, the Hunter Bates Share Exchange represented a change in control and Hunter Bates became a wholly owned subsidiary of Standard Gold.

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

On March 15, 2011, we closed a series of transactions, whereby we acquired certain assets of Shea Mining & Milling, LLC (“Shea Mining”), which assets include land, buildings, a dormant milling facility, abandoned milling equipment, water permits, mine tailings, mine dumps and the assignment of a note payable, a lease and a contract agreement with permits. We completed the Shea Exchange Agreement in order to offer toll milling services of precious minerals. Toll milling is a process whereby mined material is crushed and ground into fine particles to ease the extraction of any precious minerals contained therein, such as gold, silver, and platinum group metals. Custom milling and refining can include many different processes to extract precious metals from carbon or concentrates. These toll-processing services also distill, dry, mix, or mill chemicals and bulk materials on a contractual basis and provide a chemical production outsourcing option for industrial companies which lack the expertise, capacity, or regulatory permits for in-house production.

The Company re-domiciled from Colorado to Nevada in March 2013. We determined that, due to a lack of connection to Colorado, it was in the best interest of the Company to move its domicile to Nevada.

Overview of the Company

Through the Company’s wholly owned subsidiary, Tonopah Custom Processing, Inc. (“TCP”), it filed a Water Pollution Control Permit Application (“WPCP”) with the Nevada Department of Environmental Protection (“NDEP”) Bureau of Mines and Mining Reclamation (“BMMR”) on August 28, 2013 for the approval of the permits necessary for a small-scale mineral processing facility planned for the Tonopah Property. The plant will perform laboratory testing, pilot testing, and custom processing of precious metal ores and concentrates from mining industry clients. Processing of ore materials will employ standard mineral processing techniques including gravity concentration, froth flotation and chemical leaching and carbon stripping.

The WPCP must be approved prior to commencing the planned construction of our processing plant in Tonopah, Nevada. We are still in the technical review stage of our WPCP. While the Company awaits approval, we are preparing for construction of our processing facility which includes working with contractors that will be building the new 21,875 square foot processing plant, cleaning and preparing the property, and refurbishing a trailer that will act as our construction office.

In connection with our WPCP application, NDEP suggested that we take the following actions: (i) retain a Nevada Certified Environmental Manager (“CEM”), (ii) perform Meteoric Profile II water testing on ground water directly below the mill as well as surrounding wells located off site, and (iii) determine baseline values of water using the Meteoric Profile II results. NDEP requested that the Company delay any new construction planned for “metal extraction” until after the permits are in place. We hired Allstate-Nevada Environmental Management, Inc., as our CEM to assist us with obtaining an NDEP WPCP and to help us fulfill all the requirements of NDEP including the Meteoric Profile II analysis, as well as advise on the overall site cleanup and assisting with any other NDEP requirements.

NDEP’s review of the WPCP application typically takes 225 days. However, a backlog of permit applications may cause delays.

In March 2013, we completed surveys and testing of the Tonopah property required for the application of our required permits. After completion of the survey, it was determined the property is 1183 acres. We retained Advanced Surveying & Professional Services as our Professional Land Surveyor (“PLS”) on February 5, 2013. The scope of work our PLS completed includes: (i) setting a total of Nineteen (19) permanent monuments at angle points along lines, (ii) setting Eight (8) permanent monuments locating US Hwy 95, (iii) recording a professional map indicating longitude and latitude for all corners, and (iv) providing a digital map accessible in AutoCad software.

Our business plan is to build out a facility to serve as a custom permitted processing toll milling facility (which includes an analytical lab and hydrometallurgical recovery plant) located in Tonopah, Nevada.

As of August 1, 2013, the Company received leased heavy equipment, which was used to begin cleanup of the site to prepare it for the new construction. We ordered a pre-fabricated building on November 4, 2013 and took delivery on March 21, 2014. Upon receipt of our WPCP, we will begin erecting the building, which could take up to 120 days to complete.

We requested several drilling companies provide us with a bid on drilling the monitoring wells and moving the point of diversion on the fresh water well per our NDEP permit. The existing water rights on the property utilize two wells (points of diversion). The historic production well has not been used in recent years and is too far away from our new production plant. We are moving the point of diversion closer to our proposed production plant site to provide a localized source of fresh water.

On March 10, 2014, we retained Interflow Hydrology, Inc. (“Interflow”) to engineer, design and oversee the installation of our monitoring wells. Interflow will also provide us with an interpretation of groundwater gradient under our processing plant.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2013 COMPARED TO THE YEAR ENDED DECEMBER 31, 2012.

Revenues

We had no revenues from operations for the years 2013 and 2012. Furthermore, we do not anticipate having any significant future revenues until we have sufficiently funded operations.

Operating Expenses

General and administrative expenses were $6,044,263 for 2013 as compared to $1,469,355 for 2012. Of the $6,040,484 in 2013, we recorded $4,107,806 of compensation expense related to options and warrants as compared to $265,000 of compensation expenses related to options in 2012. In 2013, compensation expenses as well as operating expenses increased due to the employment agreements the Company entered into with its key officers and the increase in preparation for building infrastructure through permits, research, agreements and construction. We anticipate that future compensation expenses will increase and that certain operating expenses will continue to increase for fiscal 2014 as we continue to build the infrastructure to proceed with custom processing tolling milling services and possible entrance into other properties.

Depreciation and amortization expenses were $0 for 2013 as compared to $0 for 2012. We currently have no depreciation and amortization expenses. Should we acquire mine properties or begin custom permitted processing toll milling services, then we will begin recording depreciation expense.

Other Income and Expenses

Interest Expense

Interest expense for 2013 was $332,665 compared to 2012, which was $1,262,188. The 2013 and 2012 amounts relate to the interest due on the following notes payable: (i) the $2,500,000 secured, convertible promissory note issued to Pure Path on October 10, 2013 in accordance with the settlement agreement of same date. All prior debt was subsumed under this note, the outstanding of which was $2,092,097 plus accrued interest at 8% per annum on December 31, 2013; (ii) the short-term note payable; and (iii) the convertible notes issued in 2011 and 2012.

The conversion of all but $275,000 of item (iii) above contributed to the significant decreases from the 2012 amounts. The non-cash interest expense for the year ended December 31, 2013 was $0 compared to $883,848 for the same period in 2012.

The exchange of outstanding unsecured convertible promissory notes and accompanying warrants to purchase common stock the issuance of restricted common stock for the settlement of the balance of the note (principal and interest as of: June 30, 2013) at $0.50 per share and the issuance of new warrants to purchase common stock equal to the number of shares received under the conversion of the Eligible Note, exercisable for two years with an exercise price of $0.25 per share for the first 60 days following the tender offer and $0.50 per share thereafter, with substantially the same terms as the original warrants except the new warrants contain a call provision that may be exercised at $0.80 if the Company’s common stock trades above $0.80 for ten consecutive days contributed to the significant decreases from the 2012 amounts.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements through advances from Pure Path Capital Management, LLC. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next 12 months. We had a working capital deficit of $2,778,862 at December 31, 2013. Cash and cash equivalents were $143,099 at December 31, 2013, representing an increase of $143,005 from the cash and cash equivalents of $94 at December 31, 2012.

We receive monthly payments of $529 from American Tower Corporation for a cellular tower located on our Tonopah land.

Our cash reserves will not be sufficient to meet our operational needs and thus, we need to raise additional capital to pay for our operational expenses and provide for capital expenditures. Our basic operational expenses are estimated at approximately $200,000 per month and we continue to have debt service commitments, which include $2,092,097 (plus accrued interest) due to Pure Path and $275,000 (plus accrued interest) if none of the convertible note holders convert any portion of their notes payable. Above the basic operational expenses, we estimate that we need approximately $4,500,000 to begin limited tolling operations. If we are not able to raise additional working capital, we may have to cease operations altogether.

For the years ended December 31, 2013 and 2012, we had net cash used in operating activities of $648,081 and $359,103 respectively.

For the years ended December 31, 2013 and 2012, we had net cash used in investing activities of $89,349 and $0, respectively. The amount in 2013 was due to the funds require to purchase equipment and make down payment on our first new building in Nevada.

For the years ended December 31, 2013 and 2012, we had net cash provided by financing activities of $903,653 and $358,577 respectively.

During 2013, we received $497,785 in cash proceeds from the exercise of warrants to purchase common stock and $382,650 from proceeds from debt. During 2012 we entered into a short-term notes payable, resulting in cash proceeds of $358,577.

The following table summarizes our debt as of December 31, 2013:

Outstanding Amount		Interest Rate	Unamortized Discounts	Accrued Interest		Maturity Date		Type
$25,000	(1)	5%	$—	$4,147	(1)	November 30, 2010		Conventional
$2,092,097	(2)	8%	$—	$35,105		April 10, 2015		Convertible
$275,000	(3)	6%	$—	$46,755			(4)	Convertible

(1)	Promissory note issued on September 7, 2010, to Stephen Flechner, our President at the time. The promissory note was paid in full on February 13, 2014.

(2)	Represents the outstanding balance of the original note payable to NJB Mining Inc. that was purchased directly by Pure Path Capital Management and restructured with their other short term debt into the 8% Senior Secured Convertible Promissory Note maturing on April 10, 2015 (for the assets located in Tonopah).

(3)	Beginning in January 2011, we entered into various six-month convertible promissory notes convertible at a price of $0.50 per share and issued a two-year stock purchase warrant with an exercise price of $0.50 per share at a rate of 2 warrants per $1 of note.
(4)	The outstanding convertible promissory notes began maturing on July 26, 2011 through March 2, 2012. These convertible notes are currently past due and original terms apply in the default period.

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

Off-Balance Sheet Arrangements

During the year ended December 31, 2013, we did not engage in any off balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of Contents

Page
Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets as of December 31, 2013 and 2012	F-4
Consolidated Statements of Operations for the Years Ended December 31, 2013 and 2012 and for the period from September 28, 2004 (Inception) to December 31, 2013	F-5
Consolidated Statements of Shareholders’ Equity (Deficit) for the Years Ended December 31, 2013 and 2012	F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012 and for the period from September 28, 2004 (Inception) to December 31, 2013	F-7
Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Standard Metals Processing, Inc.

(an exploration stage company)

We have audited the accompanying consolidated balance sheet of Standard Metals Processing, Inc. (formerly Standard Gold Holdings, Inc.) (an exploration stage company), and its subsidiaries (the “Company”) as of December 31, 2013 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended and for the period from September 28, 2004 (date of inception) through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Standard Metals Processing, Inc. as of December 31, 2013 and the results of its operations and cash flows for the year then ended and for the period from September 28, 2004 (date of inception) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations since inception and has a working capital deficiency both of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Stone & Company, LLP

Dallas, Texas

April 11, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Standard Gold Holdings, Inc. (an exploration stage company)

We have audited the accompanying consolidated balance sheet of Standard Gold Holdings, Inc. (formerly Standard Gold, Inc.) (an exploration stage company) as of December 31, 2012, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. Standard Gold Holdings, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Standard Gold Holdings, Inc. as of December 31, 2012, and the results of its operations and its cash flows for the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring net losses and had an accumulated deficit at December 31, 2012. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moquist Thorvilson Kaufmann LLC

Edina, Minnesota

April 15, 2013

STANDARD METALS PROCESSING, INC.

(formerly Standard Gold Holdings, Inc.)

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
Assets
Current assets:
Cash	$143,099	$94
Prepaid expenses	5,000	8,897
Total current assets	148,099	8,991

Shea Mining and Milling Assets	35,159,427	35,159,427
Property, plant and equipment:
Machinery and equipment	21,000	-
Construction in progress	68,349	-
	89,349	-
Accumulated depreciation	-	-
Net property, pland and equipment	89,349	-
Total Assets	$35,396,875	$35,168,418

Liabilities and Shareholders' Equity
Current liabilities:
Short-term notes payable	$25,000	$2,160,284
Convertible notes payable, current portion	275,000	2,118,427
Due to Wits Basin	16,616	16,616
Accounts payable	913,951	611,356
Due to Shea Mining and Milling	225,000	225,000
Accrued interest	86,143	497,984
Accrued expenses	1,385,251	1,730,927
Total current liabilities	2,926,961	7,360,594

Senior secured convertible promissory note payable, related party (Notes 7 and 10)	2,092,097	-

Series A preferred stock, 10,000,000 shares issued and outstanding (Note 8)	10,000,000	10,000,000

Shareholders' equity:
Series B preferred stock, no shares issued and outstanding (Note 8) Common stock, $.001 par value, 500,000,000 shares authorized: 91,266,411 and 54,318,756 shares issued and outstanding at December 31, 2013 and 2012, respectively	91,266	54,318
Additional paid-in capital	56,114,271	45,831,321
Accumulated deficit	(35,827,720)	(28,077,815)
Total shareholders' equity	20,377,817	17,807,824
Total Liabilities and Shareholders' Equity	$35,396,875	$35,168,418

The accompanying notes are an integral part of these financial statements.

STANDARD METALS PROCESSING, INC.

(formerly Standard Gold Holdings, Inc.)

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

			Sept. 28, 2004
			(inception)
	Year Ended December 31,		to December 31,
	2013	2012	2013

Revenues	$-	$-	$-

Operating expenses:
General and administrative	6,044,263	1,469,355	20,758,993
Exploration expenses	-	-	5,876,922
Depreciation and amortization	-	-	331,361
Loss on disposal of assets	-	40,925	53,287
Total operating expenses	6,044,263	1,510,280	20,020,563
Loss from operations	(6,044,263)	(1,510,280)	(20,020,563)

Other income (expense):
Other income	-	10,051	11,742
Loss on settlement of debt	(1,372,977)		(1,372,977)
Interest expense	(332,665)	(1,262,188)	(7,092,227)
Foreign currency losses	-	-	(353,695)
Total other income (expense)	(1,705,642)	(1,252,137)	(8,807,157)
Loss from operations before income tax provision	(7,749,905)	(2,762,417)	(35,827,720)

Income tax provision	-	-	-
Net loss	$(7,749,905)	$(2,762,417)	$(35,827,720)

Basic and diluted net loss per common share	$(0.12)	$(0.06)

Basic and diluted weighted average common shares outstanding	64,622,893	45,204,302

The accompanying notes are an integral part of these financial statements.

STANDARD METALS PROCESSING, INC.

(formerly Standard Gold Holdings, Inc.)

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional
	Common stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

BALANCE, December 31, 2011	43,848,756	$43,848	$43,882,949	$(25,315,398)	$18,611,399

Conversion of $481,262 of principal and $28,738 of interest of convertible promissory notes	1,020,000	1,020	508,980	-	510,000

Modification and exercise of 1,000,000 warrants upon exchange of short-term notes payable	1,000,000	1,000	303,226	-	304,226

Issuance of 50,000 warrants related to 2012 convertible promissory notes	-	-	7,116	-	7,116

Issuance of 50,000 shares of common stock to consultant for services	50,000	50	32,450	-	32,500

Stock option compensation expense	-	-	265,000	-	265,000

Issuance of 1,400,000 shares of common stock in exchange of amounts due to Shea Mining and Milling	1,400,000	1,400	138,600	-	140,000

Issuance of 5,000,000 shares of common stock for maturity date extension of short-term notes payable	5,000,000	5,000	495,000	-	500,000

Issuance of 2,000,000 shares of common stock upon exchange of short-term notes payable	2,000,000	2,000	198,000		200,000

Net loss	-	-	-	(2,762,417)	(2,762,417)
BALANCE, December 31, 2012	54,318,756	$54,318	$45,831,321	$(28,077,815)	$17,807,824

Stock issued for conversion of convertible debt	4,115,868	4,116	1,862,814	-	1,866,930

Stock issued for the conversion of notes payable, related party	27,000,000	27,000	1,473,000	-	1,500,000

Stock issued for the exercise of common stock warrants	2,275,138	2,275	495,510	-	497,785

Stock issued for the settlement of accrued liabilities	3,556,649	3,557	1,075,766	-	1,079,323

Warrants issued upon conversion of convertible debt	-	-	1,268,054		1,268,054

Options and warrants issued for employee compensation	-	-	3,226,501	-	3,226,501

Options issued for consultant compensation	-	-	881,305	-	881,305

Net loss	-	-	-	(7,749,905)	(7,749,905)

Balance at December 31, 2013	91,266,411	$91,266	$56,114,271	$(35,827,720)	$20,377,817

The accompanying notes are an integral part of these financial statements.

STANDARD METALS PROCESSING, INC.

(formerly Standard Gold Holdings, Inc.)

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			September 28,
			2004
			(inception) to
	Year Ended December 31,		December 31,
	2013	2012	2013
OPERATING ACTIVITIES:
Net loss	$(7,749,905)	$(2,762,417)	$(35,827,720)
Adjustments to reconcile net loss to cash flows used in operating activities:
Expense incurred due to modification of warrants	-	54,226	54,226
Depreciation and amortization	-	-	331,361
Amortization of imputed interest and original issue discounts on debt	-	280,832	3,208,994
Amortization of prepaid consulting fees related to issuance of common stock and warrants	-	-	491,000
Amortization of debt issuance costs	-	275	29,239
Compensation expense related to issuance of common stock, warrants and stock option grants	4,107,806	265,000	12,309,802
Issuance of common stock for extension of maturity date	-	500,000	500,000
Loss on extinguishment of debt and accrued expenses	1,372,977		1,372,977
Increase in convertible note payable, related party through the payment of expenses	544,164		544,164
Loss on foreign currency	-	-	353,695
Issuance of common stock for expenses	-	-	2,118,400
Loss on disposal of miscellaneous assets	-	40,925	53,287
Issuance of equity securities by Wits Basin for exploration expenses	-	-	334,950
Debt incurred for exploration expenses	-	-	75,000
Changes in operating assets and liabilities:
Prepaid expenses	3,897	28,938	(5,000)
Accounts payable	306,405	31,013	837,761
Accrued expenses	766,575	1,202,105	4,840,867
Net cash used in operating activiies	(648,081)	(359,103)	(8,376,997)

INVESTING ACTIVITIES:
Purchases of Shea Mining and Milling assets	-	-	(1,020,427)
Purchases of equipment	(21,000)	-	(206,215)
Payment for construction in progress	(68,349)		(68,349)
Net cash used in investing activities	(89,349)	-	(1,294,991)

FINANCING ACTIVITIES:
Payments on long-term debt	-	-	(491,106)
Payments from (advances to) Wits Basin	-	-	5,314,251
Cash proceeds from issuance of common stock, warrants and exercise of stock options and warrants, net	497,785	-	1,671,479
Cash proceeds from debt	382,650	358,577	3,359,727
Debt issuance costs	-	-	(39,264)
Net cash provided by financing activities	880,435	358,577	9,815,087

Increase (Decrease) in CASH AND CASH EQUIVALENTS	143,005	(526)	143,099
CASH AND CASH EQUIVALENTS, beginning of period	94	620	-
CASH AND CASH EQUIVALENTS, end of period	$143,099	$94	$143,099

The accompanying notes are an integral part of these financial statements.

STANDARD METALS PROCESSING, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

NOTE 1 – NATURE OF BUSINESS

Standard Metals Processing, Inc. (formerly Standard Gold Holdings, Inc., Standard Gold, Inc. and Princeton Acquisitions, Inc.) (the “Company”) was incorporated in the State of Colorado on July 10, 1985 as a blind pool or blank check company. On September 29, 2009, we completed a share exchange agreement with Hunter Bates Mining Corporation, a Minnesota corporation (“Hunter Bates”) and certain of its shareholders, in which Hunter Bates’ shareholders exchanged all of their capital securities into similar capital securities of ours (the “Hunter Bates Share Exchange”) and we adopted the business model of Hunter Bates of mineral exploration and mining. Accordingly, the Hunter Bates Share Exchange represented a change in control and Hunter Bates became a wholly owned subsidiary of the Company.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2013, we incurred losses from operations of $6,044,263. At December 31, 2013, we had an accumulated deficit of $35,827,720 and a working capital deficit of $2,778,862. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the 2013 fiscal year, we received net cash proceeds of $382,650 from the issuance of short-term promissory notes. We believe that private placements of equity capital and/or additional debt financing will be needed to fund our long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If we are unable to obtain the necessary capital, we may have to cease operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The 2013 consolidated financial statements include the accounts of Standard Metals Processing, Inc., and our wholly-owned subsidiaries Tonopah Milling and Metals Group, Inc. (and its wholly owned subsidiaries Tonopah Custom Processing, Inc., and Tonopah Resources, Inc.) and Standard Renewable Energy, Inc.

Cash and Cash Equivalents

We include as cash equivalents: (a) certificates of deposit, and (b) all other investments with maturities of three months or less, which are readily convertible into known amounts of cash. We maintain our cash in high-quality financial institutions. The balances, at times, may exceed federally insured limits.

Shea Milling and Mining Assets

We have recorded the fair value of the Shea Milling and Mining assets as an aggregate amount. The assets include the mine tailings and dumps, the land, water rights and the milling facility (the buildings and equipment). We classify them under a single listing.

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

Long-Lived Assets

We will periodically evaluate the carrying value of long-lived assets to be held and used, including but not limited to, mineral properties, mine tailings, mine dumps, capital assets and intangible assets, when events and circumstances warrant such a review and at least annually. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose. Impairment charges were $0 and $40,925 during the years ended December 31, 2013 and 2012, respectively.

Revenue Recognition and Deferred Revenue

As of December 31, 2013, we have recorded no revenues from custom permitted processing toll milling.

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

Off Balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance sheet activities (including the use of structured finance or special purpose entities) or any trading activities in non-exchange traded commodity contracts that have a current or future effect on our financial condition, changes in the financial condition, revenues or expenses, results of operation, liquidity, capital expenditures or capital resources that are material to our investors.

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

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at December 31, 2013 and 2012. The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

Stock-Based Compensation and Issuance of Stock for Non-Cash Consideration

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options and compensatory stock warrants, based on estimated fair values equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. Non-cash consideration pertains to services rendered by consultants and others and has been valued at the fair market value of the Company’s common stock at the date of the agreement.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC Topic 505-50, “Equity-Based Payments to Non-Employees.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant

Recent Accounting Standards

During the year ended December 31, 2013 and through April 7, 2014, there were several new accounting pronouncements issued by the Financial Accounting Standards Board.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

Pursuant to the assignment of a note payable, we executed an Assignment and Assumption of Loan Documents and Loan Modification Agreement, by and between us, Shea Mining and NJB Mining, Inc. (the “Loan Modification Agreement”), dated March 15, 2011, for those assets located in Tonopah, Nevada (“Tonopah”), consisting of land, buildings, mining tailings, a dormant milling facility, abandoned milling equipment and water permits. The land encompasses 1,183 deeded acres, one of the largest private land holdings in Esmeralda County, Nevada. Approximately 334 acres of this land has sitting on it an estimated 2,200,000 tons of tailings known as the Millers Tailings from the historic gold rush of Goldfield and Tonopah, Nevada.

The Tonopah property was subject to an existing $2,500,000 first deed of trust which was in default at the time of the Shea Exchange Agreement and included accrued interest of $375,645 which was also assumed in the transaction. As part of the assignment, NJB Mining, Inc. (“NJB”) modified the related note to allow us until May 14, 2011 to refinance this mortgage, which was subsequently extended numerous times. As of August 31, 2011, we were still in default under the terms of the Loan Modification Agreement, and therefore entered into a forbearance agreement with NJB, (the “NJB Forbearance Agreement”), in which NJB agreed to forbear from initiating legal proceedings, including forbearance of the deed of trust and enforcement of its collection remedies. The NJB Forbearance Agreement further provided for additional extensions up through December 9, 2011. On December 9, 2011, Pure Path Capital Management Company, LLC (“Pure Path”) purchased the Loan Modification Agreement and the NJB Forbearance Agreement directly from NJB. On December 21, 2011, we entered into an amended and restated forbearance agreement with Pure Path (the “A&R Forbearance”), whereby Pure Path extended the provisions of the NJB Forbearance Agreement. Pure Path provided an additional extension to stay any action of the A&R Forbearance until June 8, 2012, on which date, if not paid or another agreement was not executed, the Company would be required to issue 5,000,000 shares of its common stock to Pure Path; such extension was provided without additional consideration. The Company did not pay the balance of the mortgage on June 8, 2012 and pursuant to the terms of the A&R Forbearance Agreement, the Company was required to issue 5,000,000 shares to Pure Path. The 5,000,000 shares were approved for issuance by the Board of Directors on October 9, 2012 and were issued to Pure Path on December 6, 2012. Pure Path provided additional extensions to stay any action of the Forbearance Agreement until August 31, 2013; such extensions were provided without additional consideration. On October 10, 2013, the Company entered into a Settlement and Release Agreement (the “Agreement”) with Pure Path. Pursuant to the Agreement, Pure Path relinquished the rights and obligations owed to it and agreed to forbear collection remedies and legal proceedings against the Company including foreclosure on the Deed of Trust. In connection with the settlement and release of various debts of approximately $1,500,000, consulting fees owed by the Company, and relinquishment of rights by Pure Path, the Company issued 27,000,000 restricted shares and a convertible Promissory Note in the amount of $1,933,345 bearing interest of 8% per year for the current balance of the amounts owed under the Pure Path Agreements.

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

The purchase consideration of the assets acquired was calculated as follows:

Issuance of 35,000,000 shares of common stock with an estimated fair value of $0.89 per share (closing sales price on March 15, 2011)	$31,150,000
Cash consideration	700,000
Assumption of NJB Mining mortgage	2,500,000
Assumption of accrued interest and other liabilities	463,184
Legal costs (includes issuance of 100,000 shares of common stock valued at $89,000)	205,258
Other direct expenses incurred in connection with the Shea Exchange Agreement	140,985
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

Furthermore, Wits Basin had entered into certain commitments which involved shares of our common stock and as a result of their exchange of substantially all of the Company’s common stock they held for Series A Preferred, they could no longer honor those commitments. In consideration of Wits agreeing to the exchange, the Company agreed to enter into Two stock option agreements as follows: (1) the Company granted to one of Wits Basin’s major lenders a replacement stock option, on substantially the same terms as the stock option issued by Wits Basin, to purchase 1,299,000 shares of the Company’s common stock at an exercise price of $1.00 per share expiring on December 14, 2014 (of which the holder exercised on 10,000 shares of the option with a payment of $10,000 during 2011) and (2) the Company granted to Wits Basin a replacement stock option, expiring on December 19, 2014, to purchase up to 630,000 shares of the Company’s common stock, at an exercise price of $0.50 per share.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consists of equipment and construction in process. The assets are not in use, therefore are not being depreciated.

Components of our property, plant and equipment are as follows:

	December 31,
	2013	2012
Equipment	$21,000	$—
Construction in Progress	68,349	—
Less accumulated depreciation	—	—
	$89,349	$—

NOTE 5 – DEBT ISSUANCE COSTS

We recorded debt issuance costs with respect to legal services incurred relating to the various promissory notes issued. Debt issuance costs are being amortized on a straight-line basis (which approximates the effective interest method) over the term of the corresponding debt.

The following table summarizes the amortization of debt issuance costs:

	December 31,
	2013	2012
Debt issuance costs, net, beginning of period	$—	$275
Add: additional debt issuance costs	—	—
Less: debt issuance costs transferred	—	—
Less: amortization of debt issuance costs	—	(275)
Debt issuance costs, net, end of period	$—	$—

NOTE 6 – SHORT-TERM NOTES PAYABLE

The following table summarizes the Company’s short-term notes payable:

	December 31,
	2013	2012

Promissory note issued on September 7, 2010, in the principal amount of $25,000 to Stephen Flechner, our President at the time, utilized for a potential mining project; stated interest rate of 5%; accrued interest of $4,147 at December 31, 2013; with a maturity date of November 30, 2010 and currently past due, original terms apply in the default period. (1)	$25,000	$25,000

Pure Path has advanced, under verbal agreements, an aggregate $517,779 during the year ended December 31, 2012. These advances are unsecured, stated interest rate of 12.5%, and are due on demand. On July 10, 2012, Pure Path exercised on warrants to purchase 1,000,000 shares of the Company’s unregistered common stock in exchange for a $250,000 ($238,729 of principal plus $11,271 of accrued interest) reduction in their short-term advances. On December 28, 2012, Pure Path was issued 2,000,000 shares of unregistered common stock in exchange for a $200,000 ($191,494 of principal plus $8,506 accrued interest) reduction in their short-term advances. An aggregate accrued interest of $78 remains due at December 31, 2012. (Reclassified, see Note 10)	$0	$87,556

Secured note payable originated in connection with the Shea Exchange Agreement, stated interest rate of 7.5%; accrued interest of $273,323 at December 31, 2012 based on the default interest rate of 12.5%. (2) (Reclassified, see Note 10)	$0	$2,047,728
Totals	$25,000	$2,160,284

(1)	Secured by a personal guarantee of Stephen D. King, our CEO at the time. The principal and interest of this note were paid in full on February 13, 2014.

(2) On December 9, 2011, Pure Path Capital Management Company, LLC (“Pure Path”) purchased the Loan Modification Agreement and the NJB Forbearance Agreement directly from NJB. On December 21, 2011, we entered into an amended and restated forbearance agreement with Pure Path (the “A&R Forbearance”), whereby Pure Path extended the provisions of the NJB Forbearance Agreement. Pure Path has provided additional extensions to stay any action of the A&R Forbearance until April 30, 2013; such extensions were provided without additional consideration. On October 10, 2013 the Company restructured the debt and executed a Senior Secured Convertible Promissory Note for $1,933,345 at 8% per annum expiring on April 10, 2015. See Note 10.

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

Summary

The following table summarizes the short-term notes payable activity in 2013:

Balance at December 31, 2012	$2,160,284
Add: advances from Pure Path	382,650
Expenses paid on behalf of the Company	410,411
Principal portion converted into common stock during the restructuring of the Pure Path note payable	(970,000)
Reclassification of Pure Path short-term to senior secured convertible promissory note	(1,958,345)
Balance at December 31, 2013	$25,000

The weighted average interest rate on short-term notes payable at December 31, 2013 was 5%.

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

On October 10, 2013, a Senior Secured Convertible Promissory Note for $1,933,345 at 8% per annum maturing on April 10, 2015 was issued to Pure Path pursuant to a Settlement and Release Agreement. The Note is convertible into shares of Series B Preferred Stock at $1.00 per share. (see Note 10 Related Party transactions)

The following table summarizes the Company’s remaining convertible Promissory notes (convertible into common stock):

	December 31,
	2013	2012
Convertible promissory notes net of unamortized discount of $0 at December 31, 2013; interest rate of 6%; accrued interest of $46,755 at December 31, 2013 and all of these CP Notes are past due and original terms apply in the default period.	$275,000	$2,118,427

NOTE 8 – SHAREHOLDERS’ EQUITY

Preferred Stock

Simultaneous with the Shea Exchange Agreement, Wits Basin exchanged 19,713,544 shares of our common stock it held for 10,000,000 shares ($.001 par value each) of "Series A Preferred Stock" with an original issue price of $1.00 per share.

Series A Preferred Stock

Attributes of Series A Preferred Stock include but are not limited to the following:

Distribution in Liquidation

The Series A Preferred Stock has a liquidation preference of $10,000,000, payable only upon certain liquidity events or upon achievement of a market value of our equity equaling $200,000,000 or more. Upon any liquidation, dissolution or winding up of the Corporation, and after paying or adequately providing for the payment of all its obligations, the remainder of the assets of the Corporation shall be distributed, either in cash or in kind, first pro rata to the holders of the Series A Preferred Stock in an amount equal to the Liquidation Value (as described below); then, to any other series of Preferred Stock, until an amount to be determined by a resolution of the Board of Directors prior to issuances of such Preferred Stock, has been distributed per share, and, then, the remainder pro rata to the holders of the Common Stock. Upon the occurrence of any Liquidation Event (as defined below), each holder of Series A Preferred Stock will receive a payment equal to the Original Issue Price for each share of Series A Preferred Stock held by such holder (the “Liquidation Value”). A “Liquidation Event” will have occurred when:

• The Corporation has an average market capitalization (calculated by adding the value of all outstanding shares of Common Stock valued at the Corporation’s closing sale price on the OTCBB or other applicable bulletin board or exchange, plus the value of the outstanding Series A Preferred Stock at the Original Issues Price per share) of $200,000,000 or more over any 90 day period. The holders of the Series A Preferred Stock would have the right, for 30 days after the end of such qualifying 90 day measurement period, to require the Corporation to purchase the Series A Preferred Stock for an amount equal to the Liquidation Value.

• Any Liquidity Event in which the Corporation receives proceeds of $50,000,000 or more. For purposes hereof, a “Liquidity Event” means any (a) liquidation, dissolution or winding up of the Corporation; (b) acquisition of the Corporation by means of any transaction or series of related transactions (including, without limitation, any reorganization, merger, share exchange, share purchase or consolidation) provided that the applicable transaction shall not be deemed a liquidation unless the Corporation’s stockholders constituted immediately prior to such transaction hold less than 50% of the voting power of the surviving or acquiring entity; or (c) the sale, lease, transfer or other disposition, in a single transaction or series of related transactions, by the Corporation or any subsidiary of the Corporation of all or substantially all the assets of the Corporation and its subsidiaries taken as a whole, or the sale or disposition (whether by merger or otherwise) of one or more subsidiaries of the Corporation if substantially all of the assets of the Corporation and its subsidiaries taken as a whole are held by such subsidiary or subsidiaries.

Written notice of any Liquidation Event (the “Liquidation Notice”) shall be given by mail, postage prepaid, or by facsimile to non-U.S. residents, not less than five days prior to the anticipated payment date state therein, to the holders of record of Series A Preferred Stock, such notice to be addressed to each such holder at its address as shown by the records of the Corporation. The Liquidation Notice shall state (i) the anticipated payment date, and (ii) the total Liquidation Value available for distribution to Series A Preferred Stock shareholders upon the occurrence of the Liquidation Event.

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

Series B Preferred Stock

The Company designated a class of Series B Preferred shares effective November 4, 2013. As of the date of this filing, no shares of our Series B Preferred Stock are issued and outstanding. Shares of our Series B Preferred Stock are entitled to receive, when and as declared by our Board of Directors, dividends at a rate of 8% per share annually, payable on the October 1 of each year. Such dividends shall be cumulative and shall accrue, whether or not earned or declared, from and after the date of issuance of the Series B Preferred Stock, whichever is later. Each share of Series B Preferred Stock shall be convertible, at any time and at the option of the holder, into ten shares of common stock (the “Stock Conversion Rate”). The Stock Conversion Rate is subject to certain adjustments for stock-splits, combinations, reclassifications, exchanges, substitutions, reorganizations, mergers and/or consolidations.

Upon any liquidation, dissolution, or winding up of the Company, before any payment of cash or distribution of other property shall be made to the holders of common stock or any other class or series of stock subordinate in liquidation preference to the Company’s preferred stock, the assets of the Company shall be distributed as follows: first, the holders of the Series A Preferred Stock shall be entitled to the preferences detailed in the Certificate of Designation of Series A Preferred Stock; second, the holders of the Series B Preferred Stock shall be entitled to receive, pro rata according to the stated value of their shares, out of the assets of the Company legally available for distribution to its shareholders, the greater of: (i) the stated value per share or (ii) the amount such holder of Series B Preferred Stock would be entitled to receive if the shares of Series B Preferred Stock were converted into Common Stock at the Stock Conversion Rate.

Shares of Series B Preferred Stock shall have no rights to vote on any matter submitted to a vote of shareholders, except as required by law, in which case each share of Series B Preferred Stock shall be entitled to one vote.

Additional details regarding the Series B Preferred Stock can be found in our Articles of Amendment, which are on file with the Nevada Secretary of State.

Common Stock Issuances

During fiscal year 2012, we issued the following shares of our unregistered common stock:

(1)	During 2012, two convertible promissory note holders converted $481,262 of principal and $28,738 of accrued interest from five convertible notes into an aggregate of 1,020,000 shares of unregistered common stock.

(2)	In March 2012, we issued 50,000 shares of unregistered common stock (valued at $32,500) in lieu of cash for services rendered.

(3)	In July 2012, Pure Path Capital exercised on warrants to purchase 1,000,000 shares of common stock in exchange for a $250,000 reduction in their short-term advances consisting of $238,729 of principal and $11,271 of accrued interest.

(4)	In December 2012, Afignis converted $140,000 of debt acquired from Shea into 1,400,000 shares of unregistered common stock.

(5)	In December 2012, we issued 5,000,000 shares of unregistered common stock (valued at $500,000) to Pure Path Capital as per terms in the A&R Forbearance Agreement on the Tonopah mortgage acquired from NJB Mining.

(6)	In December 2012, Pure Path Capital converted $191,494 of principal and $8,506 of accrued interest of its unsecured short-term loan facility into 2,000,000 shares of unregistered common stock.

During fiscal year 2013, we issued the following shares of our unregistered common stock:

(1)	During the three months ended March 31, 2013, the Company issued 2,087,562 shares for the conversion of outstanding debts.

(2)	During the three months ended September 30, 2013, the Company issued 1,500,000 shares for settlement of outstanding debts and issued 400,000 shares pursuant to a warrant exercise.

(3)	In connection with the Company’s tender offer, 3,916,848 shares of common stock were issued on August 2, 2013 in exchange for $1,762,582 of the 2011 unsecured convertible notes.

(4)	In the fourth quarter, we issued 1,775,138 shares of unregistered common stock pursuant to the exercise of outstanding common stock purchase warrants at a price of $0.25 per share and 100,000 at $0.50 per share for an aggregate purchase price of $493,785.

(5)	On October 10, 2013 we issued 27,000,000 shares of restricted common stock in connection with a settlement with our secured creditor (See Note 10 Related Party Transactions)

(6)	On October 29, 2013, we issued 53,995 shares of common stock from the conversion of $25,000 of principal and $1,997 interest of promissory note.

(7)	On December 5, 2013, we issued 57,463 shares of common stock for the conversion of $25,000 of principal and $3,732 interest of a promissory note.

(8)	On December 5, 2013, we issued 56,649 shares of common stock for the settlement of $28,343 of existing debt of the Company.

Option Grants

2010 Plan

We had one stock option plan: the 2010 Stock Incentive Plan, as amended (the “Plan”). Stock options, stock appreciation rights, restricted stock and other stock and cash awards may be granted under the Plan. In general, options vest over a period ranging from immediate vesting to five years and expire 10 years from the date of grant. Effective January 21, 2011, the Company’s Board of Directors (the “Board”) authorized an amendment to the 2010 Stock Incentive Plan, to increase the number of options available for granting under the Plan from 3,000,000 to 13,500,000 and authorized the Company to file an S-8 Registration Statement with the U.S. Securities and Exchange Commission (subsequently filed on January 27, 2011, File No. 333-171906) for the registration of the shares available in the Plan. On March 15, 2011, with the closing of the Shea Exchange Agreement a “change of control” event was deemed to have occurred and 13,500,000 previously granted stock options vested in full. Effective July 25, 2011, the Plan was amended to increase the total shares of stock which may be issued under the Plan from 13,500,000 to 14,500,000. As of December 31, 2012, an aggregate of 6,200,000 shares of our common stock are available to be granted under our Plan.

During 2012, we granted the following stock options:

(1)	In February 2012, the Company received from Manfred E. Birnbaum a notice of resignation from the Company’s Board of Directors (the “Board”). Effective with Mr. Birnbaum’s resignation, the Board approved a five-year option to purchase 100,000 shares of the Company’s common stock (valued at $43,000) at an exercise price of $0.47 per share, which was the closing price of the Company’s common stock on February 10, 2012, for his continued service as a consultant. The option is subject to the terms of the Plan and vested immediately. Furthermore, the Board authorized an additional five years to exercise his currently issued 900,000 stock options. The Company charged $222,000 to expense in 2012, as a result of these modifications. Of these options, 400,000 are available for exercise as of December 31, 2013.

The Company has been receiving files from former officers and attorneys. Upon review of the files, the original Plan and Board Resolution were located. The Plan approved by the Board of Directors on March 22, 2010 authorized 3,000,000 shares of common stock for issuance under the Plan. The Board of Directors voted to increase the number of shares available under the Plan on January 21, 2011. Section 9.11 of the Plan as approved by the Board states:

9.11 Amendment of the Plan. The Board of Directors may amend or discontinue the Plan at any time. However, no such amendment or discontinuance shall adversely change or impair, without the consent of the recipient, an Incentive previously granted. Further, no such amendment shall, without approval of the stockholders of the Company, (a) increase the maximum number of shares of Common Stock which may be issued to all participants under the Plan, (b) change or expand the types of Incentives that may be granted under the Plan, (c) change the class of persons eligible to receive Incentives under the Plan, or (d) materially increase the benefits accruing to participants under the Plan.

Pursuant to the terms of the Plan, the stockholders of the Company must approve this increase. As the stockholders of the Company did not approve the increase of shares available under the Plan, the increase on January 21, 2011 was not effective.

As of January 21, 2011 the Company had issued a total of 2,800,000 options to purchase shares under the Plan and had 200,000 shares remaining authorized and unissued. However, also on January 21, 2011, the Board of Directors authorized the issuance of 10,500,000 options. This issuance far exceeded the number of shares available and the excess issuances were not valid. As a correction measure, the Company has divided the 200,000 shares that were available pro-rata between the persons named in the resolution.

As a result of this correction there are a total of 2,031,842 options granted and available for exercise under the Plan outstanding as of the date of this filing.

The Board of Directors terminated the 2010 option plan on August 23, 2013.

Options issued in 2013

The following options were issued in 2013 outside of any option plan:

The Company executed an Employment Agreement with Sharon Ullman dated effective November 13, 2013. As compensation for her employment as the Chief Executive Officer of the Company, Ms. Ullman was granted a total of 4,500,000 options to purchase common stock of the Company at an exercise price of $0.40 per share, with a grant term of 7 years. A total of 1,500,000 options vest upon each of the following: (i) November 13, 2013; (ii) June 1, 2014; and (iii) June 1, 2015.

The Company executed an Employment Agreement with Jim Stieben dated effective October 15, 2013. Pursuant to the agreement, Mr. Stieben was appointed the President and Director of Operations of Tonopah Custom Processing, Inc. As compensation for his services, Mr. Stieben was granted a total of 1,500,000 options to purchase common stock of the Company at an exercise price of $0.60 per share, with a grant term of 7 years. A total of 750,000 options vested on October 15, 2013, and 375,000 options will vest upon each of the following: (i) the completed construction of a permitted processing building on the Miller’s Mill site; and (ii) the Company achieving profitability.

2014 Option Plan

By Board Resolution effective January 27, 2014, the Company adopted a 2014 Stock Incentive Plan (the “Plan”) to compensate employees and consulting groups in their efforts to enhance the long-term shareholder value of the Company. Pursuant to the Plan, selected persons are offered opportunities to participate in the Company's growth and success and are encouraged to acquire and maintain stock ownership in the Company. The Plan grants options to purchase shares of our common stock vesting at dates beginning on the date of grant and issuable at chronological or performance increments. The Plan Administrator may also grandfather in existing options granted during 2013. The Company intends to submit the approval of the 2014 Plan to the shareholders for approval at the 2014 annual meeting.

Under administration by the Compensation Committee (the “Plan Administrator”), a maximum of 75,000,000 shares of common stock are available for issuance under the Plan, subject to adjustment from time to time. Awards may be granted under the Plan to officers, directors, employees and consultants of the Company and as the Plan Administrator selects. The Plan Administrator is authorized, in its sole discretion, to issue options as incentive stock options, which shall be appropriately designated. The term of each option to purchase common stock of the Company is established by the Plan Administrator or, if not so established, is 10 years from the grant date.

The Plan Administrator establishes the time at which each option shall vest and become exercisable. If not established in the instrument evidencing the option, the option shall vest and become exercisable according to the following schedule: (i) after one year of the participant’s continuous employment or service with the company or its related corporations, one quarter of the total options will be vested and exercisable; (ii) after each additional six-month period of continuous service completed thereafter, an additional one eighth of the total options will be vested and exercisable; and (iii) after four years, 100% of the options will be vested and exercisable. Under the terms of the Plan, the exercise price for shares shall be paid in cash or check to the Company unless the Plan Administrator determines otherwise.

The Plan Administrator shall determine whether the options will continue to be exercisable, and the terms and conditions of such exercise, if a participant ceases to be employed or provide services to the Company. If not so established in the instrument evidencing such options, any portion of an option that is not vested and exercisable on the date of termination of the participant’s employment or service relationship (the “Employment Termination Date”) shall expire on such date. Any portion of an option that is vested and exercisable on the Employment Termination Date shall expire upon the earliest to occur of: (i) if the participant’s Employment Termination Date occurs by reason of retirement, disability or death, the one-year anniversary of such Employment Termination Date; (ii) if the participant’s Employment Termination Date occurs for reasons other than cause, retirement, disability or death, the three-month anniversary of such Employment Termination Date; or (iii) the last day of the option term. Notwithstanding the foregoing, if the participant dies after the Employment Termination Date while the Option is otherwise exercisable, the portion of the option that is vested and exercisable on such Employment Termination Date shall expire upon the earlier to occur of: (i) the last day of the option term; or (ii) the first anniversary of the date of death, unless the Plan Administrator determines otherwise.

If a participant is terminated for cause, the options shall automatically expire at the time the Company first notifies the participant of the termination. If a participant’s employment is suspended pending investigation of whether they will be terminated for cause, the participant’s rights under any option shall be suspended during the period of investigation. Awards granted under the Plan may not be assigned, except, to the extent permitted by Section 422 of the Internal Revenue Code (the “IRC”), and the Plan Administrator may permit such assignment, transfer and exercisability, and may permit a participant to designate a beneficiary who may exercise the award or receive compensation under the award after the participant’s death. Any award permitted to be assigned shall be subject to the terms and conditions contained in the instrument evidencing the award.

The Plan may only be amended by the Company’s Board of Directors, as it deems advisable. Shareholder approval shall be required for any amendment to the extent required for compliance with Section 422 of the IRC, as amended or any applicable law or regulation. The Board may suspend or terminate the Plan at any time. Incentive stock options may not be granted more than 10 years after the later of the Plan’s adoption by the Board or the adoption by the Board of any amendment to the Plan that constitutes adoption of a new plan for the purpose of Section 422 of the IRC. Participants who are residents of California shall be subject to additional terms and conditions until the Common Stock becomes a publicly traded security, under the California Securities Code.

We grandfathered the following options issued to consultants during the 4th quarter of 2013 in to the 2014 Plan:

The Company entered into a Strategic Advisory Services Agreement with P5, LLC (“P5”) dated effective October 15, 2013, to provide strategic advisory services. As consideration for such services, the Company granted P5 an aggregate total of 17,500,000 options to purchase common stock of the Company, with 7,500,000 shares available for purchase at an exercise price of $0.65 per share and 10,000,000 shares available for purchase at an exercise price of $1.25 per share, with a grant term of seven years and subject to a vesting schedule. With respect to the options to purchase up to 7,500,000 shares at $0.65 per share, 2,500,000 options vest upon each of the following: (i) October 15, 2013 (the “P5 Grant Date”); (ii) 90 days after the P5 Grant Date; and (iii) 180 days after the P5 Grant Date. With respect to the options to purchase up to 10,000,000 shares at an exercise price of $1.25 per share, 2,500,000 options vest upon each of the following: April 1, 2014, July 1, 2014, October 1, 2014 and January 1, 2015.

The Company entered into a Strategic Advisory Services Agreement with a consultant dated effective October 15, 2013. As consideration for the consultant’s assistance in expanding the Company’s operations and securing new business arrangements, the Company granted the consultant an aggregate of 3,500,000 options to purchase common stock of the Company, with 1,500,000 shares available for purchase at an exercise price of $0.65 per share and 2,000,000 shares available for purchase at an exercise price of $1.25 per share, with a grant term of seven years and subject to a vesting schedule. With respect to the options to purchase up to 1,500,000 shares at $0.65 per share, 500,000 options vest upon each of the following: (i) October 15, 2013 (the “Consultant Grant Date”); (ii) 90 days after the Consultant Grant Date; and (iii) 180 days after the Consultant Grant Date. With respect to the options to purchase up to 2,000,000 shares at an exercise price of $1.25 per share, 500,000 options vest upon each of the following: April 1, 2014, July 1, 2014, October 1, 2014 and January 1, 2015.

On December 26, 2013, the Company entered into a Consulting Services Agreement with LR Advisors, LLC (“LRA”). Pursuant to the terms of the agreement, LRA agreed to provide the Company advisory services in connection with the Company’s investor relations. As compensation for such services, LRA was granted a total of 1,500,000 options to purchase common stock of the Company at an exercise price of $1.25 per share, with a grant term of seven years. The options vested in full upon execution of the agreement.

The Company uses the Black-Scholes pricing model as a method for determining the estimated fair value for stock awards. Compensation expense for stock awards is recognized on a straight-line basis over the vesting period of service awards and for performance based awards, the Company recognizes the expense when the performance condition is probable of being met.

In determining the compensation cost of the stock awards granted during fiscal 2013 and 2012, the fair value of each grant had been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized below:

	2013	2012
Risk-free interest rate	2.11%	1.89%
Expected volatility factor	75%	153%
Expected dividend	—	—
Expected option term	7 years	10 years

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

The Company recorded $4,107,806 and $265,000 related to compensation expense for the years ended December 31, 2013 and 2012, respectively. All compensation expense is included in general and administrative expense. There was no tax benefit from recording this non-cash expense due to our income tax valuation allowance and due to a portion of the options being incentive stock options. The compensation expense had a $0.04 and $0.01 per share impact on the loss per share for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013, there was $5,162,648 in unrecognized compensation expense.

The following tables summarize information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price
Options outstanding - December 31, 2011	15,638,335	$0.62

Granted	100,000	0.47
Canceled or expired	(5,300,000)	0.57
Exercised	—	—
Options outstanding - December 31, 2012	10,438,335	$0.64

Granted	28,500,000	0.89
Canceled or expired	(6,187,493)	0.56
Exercised	—	—
Options outstanding – December 31, 2013	32,750,842	$0.88

Weighted average fair value of options granted during the year ended December 31, 2013		$0.27
Weighted average fair value of options granted during the year ended December 31, 2012		$0.43

A summary of the Company’s nonvested options at December 31, 2013, and changes during the year ended December 31, 2013, is presented below:

	Options	Weighted Average Grant Date Fair Value
Nonvested, beginning of year	—	$—
Granted	28,500,000	$.27
Vested	(6,750,000)	$.35
Forfeited	—	$—
Nonvested, end of year	21,750,000	$.24

 The following tables summarize information about stock options outstanding and exercisable at December 31, 2013:

	Options Outstanding at December 31, 2013
Range of Exercise Prices	Number Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)

$0.40 to $0.60	7,361,842	6.1 years	$0.47	$4,218,076
$0.72 to $1.00	10,600,000	6.3 years	$0.69	$3,734,000
$1.00 to $1.50	14,789,000	6.3 years	$1.23	$51,560
$0.50 to $1.50	32,750,842	6.2 years	$0.88	$8,003,636

	Options Exercisable at December 31, 2013
Range of Exercise Prices	Number Exercisable	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)

$0.40 to $0.60	3,611,842	5.3 years	$0.50	$1,968,076
$0.72 to $1.00	4,600,000	5.6 years	$0.74	$1,394,000
$1.00 to $1.50	2,789,000	4.2 years	$1.13	$51,560
$0.50 to $1.50	11,000,842	5.1 years	$0.76	$3,413,636

(1) The aggregate intrinsic value in the table represents the difference between the closing stock price on December 31, 2013 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2013. No options were exercised during 2013.

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

During 2012, Pure Path exercised warrants to purchase 1,000,000 shares of the Company’s unregistered common stock in exchange for a $250,000 reduction in their short term advances consisting of $238,729 of principal and $11,271 of accrued interest. Pure Path received these warrants in a private transaction from Tina Gregerson. (See Note 10- Related Party Transactions)

Pursuant to the terms of the employment agreement executed on February 19, 2013, the Company granted Joseph Rosamilia compensatory common stock purchase warrants for the purchase of 500,000 shares of common stock. The compensatory warrants vested quarterly in increments of 125,000 shares. All 500,000 compensatory warrants have vested. The exercise price of the 500,000 warrants is $0.20 per share. If the Company files a registration statement at any time while the compensatory warrants are exercisable, the shares purchasable under the compensatory warrants will be included in such registration statement. The compensatory warrants will be exercisable for seven years from the date of the Agreement.

On August 6, 2013, 3,916,849 warrants to purchase common stock were issued to tender offer participants. These warrants to purchase common stock were issued an amount equal to the number of shares received under the conversion of the eligible note being exchange pursuant to an issuer tender offer filed July 2, 2013, exercisable for two years with an exercise price of $0.25 per share for the first 180 days following the tender offer and $0.50 per share thereafter, with substantially the same terms as the original warrants except the new warrants contained a call provision that may be exercised at $0.80 if the Company’s common stock trades above $0.80 for ten consecutive days.

In 2013, the Company issued 153,995 warrants to purchase common stock at an exercise price of $0.25 per share exercisable for two years.

On December 5, 2013, the Company issued 63,500 warrants to purchase common stock at an exercise price of $0.25 per share expiring on August 6, 2015.

On June 20, 2013, the Company issued 4,500,000 warrants to purchase common stock at an exercise price of $0.89 per share expiring on June 20, 2020.

On September 11, 2013, the Company issued 400,000 warrants to purchase common stock at an exercise price of $0.01 cent per share.

Using the Black-Scholes pricing model, the following assumptions were used to calculate the fair value of the stock purchase warrants granted, for which the fair value of the services were not more reliably measurable: (ii) during 2013: dividend yield of 0%, risk-free interest rate of the “on-the-run” U.S. Treasury bond of the equivalent tenor, expected life equal to the contractual life of the respective warrant, and volatility of 75% and (ii) during 2012: dividend yield of 0%, risk-free interest rate of 2.0%, expected life equal to the contractual life of two years, and volatility of 153%.

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

The following table summarizes information about the Company’s stock purchase warrants outstanding at December 31, 2013 and 2012:

	Number	Weighted Average Exercise Price	Range of Exercise Price	Weighted Remaining Contractual Life
Outstanding at December 31, 2011	12,076,878	$0.62	$0.50 – 1.00

Granted	50,000	$0.25	$0.25
Cancelled or expired	—	—	—
Exercised	(1,000,000)	$0.25	$0.25
Outstanding at December 31, 2012	11,126,878	$0.63	$0.25 – 1.00	1.7 years

Granted	9,534,345	$0.54	$0.01-0.89
Cancelled or expired	(4,396,878)	$0.50	$0.50-1.00
Exercised	(2,275,138)	$0.22	$0.01-0.50
Outstanding at December 31, 2013	13,989,207	$0.67	$0.20 – 1.00	3.3 years

Warrants exercisable at December 31, 2013			13,989,207

The aggregate intrinsic value of the 13,989,207 outstanding and exercisable warrants at December 31, 2013 was $5,471,473. The intrinsic value is the difference between the closing stock price on December 31, 2013 and the exercise price, multiplied by the number of in-the-money warrants had all warrant holders exercised their warrants on December 31, 2013.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Executive Employment Agreements

On November 13, 2013, we entered into an employment agreement with Sharon Ullman to serve as our Chief Executive Officer. Ms. Ullman had been serving as the Company’s interim CEO since December 16, 2011, and CEO since October 9, 2012 when the Board removed “interim” from her title, but did not have an agreement in place. The term of the agreement is for a period of three years commencing on November 13, 2013. Ms. Ullman shall be paid a salary consisting of $12,500 per month and shall be reimbursed for out of pocket business expenses already paid by her during her service to the Company and any health insurance payments she has made beginning November 1, 2013. Ms. Ullman was issued options to purchase 4,500,000 shares of Common Stock of the Company at $0.40 per share, of which 1,500,000 vested on November 13, 2013, 1,500,000 will vest on June 1, 2014, and 1,500,000 will vest on June 1, 2015. If there is a change in control of the Company, upon termination of her employment or during a period of disability Ms. Ullman will be entitled to the benefits listed above.

On February 19, 2013, we entered into an employment agreement with Joseph Rosamilia to serve as our Chief Financial Officer. The term of the agreement is for a period of Three (3) years, commencing on February 1, 2013. In his first year of employment, Mr. Rosamilia is entitled to a base salary of $5,000 per month for February through April and $7,500 per month for May 2013 through January 2014. The Company granted the Employee compensatory common stock purchase warrants for the purchase of 1,500,000 shares of common stock, with 500,000 compensatory warrants currently vested. The exercise price of the 500,000 compensatory warrants is $0.20 per share. If the Company files a registration statement at any time while the compensatory warrants are exercisable, the shares purchasable under the compensatory warrants will be included in such registration statement. The compensatory warrants will be exercisable for seven years from the date of the agreement. The agreement includes standard confidentiality provisions, as well as a one-year non-solicitation provision and a one-year non-competition provision. The Company and the CFO executed an addendum to the employment agreement dated April 1, 2014 cancelling 1,000,000 compensatory warrants.

Except as reported in Item 11, we have not entered into any severance or change of control provisions with any of our other executive officers.

Legal Matters

Mark Dacko

Mark Dacko, the Company’s former Chief Financial Officer, made a Demand for Arbitration on December 21, 2012 with the American Arbitration Association for legal claims against the Company involving his previous employment. The Company and Mr. Dacko were in dispute regarding his employment with the Company as well as the details of his termination. On December 30, 2013, the Company settled with Mark Dacko.

Midwest Investment Partners, LLC

On September 6, 2013, Midwest Investment Partners, LLC filed suit against the Company alleging a breach of the Company’s obligations under a $50,000.00 6% Convertible Promissory Note, dated April 5, 2011, and a $25,000.00 6% Convertible Promissory Note, dated September 2, 2011, by (i) failing to repay the April 5, 2011 Note when due on October 6, 2011, and (ii) failing to repay the September 2, 2011 Note when due on February 29, 2012.

On January 10, 2014, Defendant filed its Answer with Affirmative and Other Defenses to Plaintiff’s Complaint and Demand for Jury Trial. There was an initial pre-trial conference on February 18, 2014. At the initial conference, the parties filed and the Court approved a Joint Case Management Plan setting the timing and sequence of discovery in the action. A settlement conference was held on March 28, 2014. The parties did not reach a settlement agreement. The Company plans to vigorously defend the claim.

On March 17, 2014, Midwest Investment Partners, LLC filed suit against Standard Metals Processing, Inc. alleging that Standard Metals had wrongfully refused to remove a transfer restriction on Midwest’s shares of Standard Metals stock pursuant to Rule 144 of the Securities Act. On March 27, 2014, Standard Metals filed in the United States District Court, Southern District of Indiana, Evansville Division a Verified Notice of Removal of a Civil Action requesting that the case proceed in the Court as an action properly removed pursuant to 28 U.S.C. §§ 1441 (a) and (b). Standard Metals plans to vigorously defend the claim.

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

As of December 31, 2013, the Company has not yet completed the construction of its toll milling facility.  In 2013, the Company did not issue any stock to the consultant and made none of the payments due the consultant. At December 31, 2013, the Company had accrued $458,250 and $183,790 for the future issuance of the common stock and unpaid monthly cash payments, respectively. On February 13, 2014, the Company issued the 300,000 unregistered shares of common stock to the consultant.

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

Tina Gregerson/Pure Path

Tina Gregerson was appointed to our board of directors on October 1, 2012 and was appointed to chair the Company’s Compensation Committee. Ms. Gregerson is also a member and director of Pure Path. Ms. Gregerson holds 170,000 shares of our common stock, which she received as a distribution from Leslie Lucas Partners, LLC. Ms. Gregerson assigned all of her convertible promissory notes and the associated warrants to Pure Path in a private transaction in June 2012. Pure Path currently holds an aggregate 36,000,000 shares of our common stock. During the year ended December 31, 2012, (1) Pure Path converted $478,186 of principal and $21,814 of accrued interest relating to the convertible promissory notes assigned from Tina Gregerson into 1,000,000 shares of unregistered common stock; (2) Pure Path received 1,000,000 shares from the exercise of warrants in exchange for a $250,000 reduction in their short-term loan facility ($238,729 of principal plus $11,271 accrued interest); of which Pure Path still has $87,556 due in short-term advances and $78 of accrued interest as of December 31, 2012; (3) Pure Path was issued 2,000,000 shares of unregistered common stock in exchange for a $200,000 ($191,494 of principal plus $8,506 accrued interest) reduction in their short-term loan facility and (4) Pure Path received 5,000,000 shares of unregistered common stock in accordance with the A&R Forbearance Agreement. As of December 31, 2012, the Company is also indebted to Pure Path in the amount of $21,814 and $671 related to convertible promissory notes and associated accrued interest.

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

Pure Path Management Company, LLC

Pure Path Management Company, LLC (“Pure Path”) is currently the indirect beneficial owner of 38% of the Company. On October 10, 2013, the Company issued 27,000,000 shares of common stock to Pure Path Management Company, LLC to settle $1,500,000 of the note payable and accrued interest by the Company to Pure Path. Michael Markiewicz, a member of the Board of Directors, is the managing member of Pure Path and Tina Gregerson, a member of the Board of Directors and the Company’s Secretary, is a director of Pure Path.

In connection with the assignment of the Forbearance Agreement, the Parties executed an Agreement in Principle setting forth terms of the Forbearance Agreement (collectively the “Pure Path Agreements”). Pursuant to the Pure Path Agreements, Pure Path was to receive participation payments to be received on a quarterly basis for seven years after the final closing at a rate of 5% of adjusted gross revenue as such terms are defined in the Pure Path Agreements, past and future consulting fees for approximately $1,150,000, collection remedies and legal proceedings against the Company including foreclosure on the Deed of Trust, registration rights, rights of first refusal, tag along rights, preemptive rights, exclusive worldwide rights pertaining to financing and joint ventures, and other negative covenants regarding approval of corporate actions.

Pursuant to the Settlement and Release Agreement, Pure Path relinquished the foregoing rights and obligations owed to it and agreed to forbear collection remedies and legal proceedings against the Company including foreclosure on the Deed of Trust, and in connection with the settlement and release of various debts of approximately $1,500,000 and the consulting fees owed by the Company and relinquishment of rights by Pure Path, the Company issued 27,000,000 restricted shares and a Promissory Note in the amount of $1,933,345 bearing interest of 8% per year for the current balance of the amounts owed under the Pure Path Agreements.

NOTE 11 - INCOME TAXES

The components of income tax expense for the years ended December 31, 2013 and 2012 consist of the following:

	2013	2012
Current tax provision	$—	$—
Deferred tax provision	(2,635,000)	(207,000)
Valuation allowance	2,635,000	207,000
Total income tax provision	$—	$—

Reconciliations between the statutory rate and the effective tax rate for the years ended December 31, 2013 and 2012 consist as follows:

	2013	2012
Federal statutory tax rate	(34.0)%	(34.0)%
State taxes, net of federal benefit	0%	0.0%
Permanent differences	—	0.4%
Expiration of Stock Options	—	36.5%
Other	—	4.6%
Valuation allowance	34%	(7.5)%
Effective tax rate	—	—

Significant components of the Company's estimated deferred tax assets and liabilities as of December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets:
Net operating loss caryforwards	$1,709,000	$2,665,000
Accrued expenses		789,000
Mining and milling assets		-
Stock option expense	1,397,000	1,854,000
Loss on settlement of debt	468,000
Other		(2,000)
Total deferred tax asset	3,574,000	5,306,000
Valuation allowance	(3,574,000)	(5,306,000)
	$-	$-

As of December 31, 2013, we had approximately $5,027,000 of federal net operating loss carry forwards. These carry forwards, if not used, will begin to expire in 2028. Future utilization of our net operating loss carry forwards is subject to certain limitations under Section 382 of the Internal Revenue Code. We believe that the issuance of our common stock in exchange for the Shea Mining and Milling properties in March of 2011 resulted in an "ownership change" under the rules and regulations of Section 382. Accordingly, our ability to utilize our net operating losses generated prior to this date is limited to approximately $1,000,000 annually.

As of December 31, 2013, we do not believe any of our net operating loss carry forward consists of deductions generated by the exercise of warrants or options to purchase our stock. In the future, the stock options referenced in the above table of deferred tax items may be exercised and we may receive a tax deduction. To the extent that the tax deduction is included in a net operating loss carry forward and is in excess of amounts recognized for book purposes, no benefit will be recognized until the loss carry forward is recognized. Upon utilization and realization of the carry forward, the corresponding change in the deferred asset and valuation allowance will be recorded as additional paid-in capital.

We provide for a valuation allowance when it is more likely than not that we will not realize a portion of the deferred tax assets. We have established a valuation allowance against our net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, we have not reflected any benefit of such deferred tax assets in the accompanying financial statements. Our net deferred tax asset and valuation allowance decreased by $1,732,000 in the year ended December 31, 2013.

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

NOTE 12 – EARNINGS (LOSS) PER SHARE

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the years ended December 31:

	2013	2012
Basic earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(7,749,905)	$(2,762,417)
Weighted average of common shares outstanding	64,622,893	45,204,302

Basic net earnings (loss) per share	$(0.12)	$(0.06)

Diluted earnings (loss) per share calculation:
Net income (loss) per common shareholders	$(7,749,905)	$(2,762,417)
Basic weighted average common shares outstanding	64,622,893	45,204,302
Diluted weighted average common shares outstanding	64,204,302	45,204,302

Diluted net income (loss) per share	$(0.12)	$(0.06)

At December 31, 2013 and 2012, the weighted average shares from stock options of 11,000,842 and 11,126,878, respectively and warrants of 13,989,207 and 10,438,335, respectively were excluded from the diluted weighted average common share calculation due to the antidilutive effect such shares would have on net loss per common share.

NOTE 13 – SUPPLEMENTAL CASH FLOW INFORMATION

	December 31,		September 28, 2004 (inception) to December 31,
	2013	2012	2013

Supplemental cash flow information:
Cash paid for interest	$—	$—	$267,466
Cash paid for income taxes	$—	$—	$—

Disclosure of non-cash investing and financing activities:
Issuance of common stock in lieu of payment on long- term debt	$—	$—	$750,000
Accrued expenses converted into notes payable	$—	$—	$537,257
Debt and accrued interest of Pure Path short-term loan facility converted into common stock	$1,500,000	$450,000	$1,950,000
Short-term notes payable and accrued interest converted into convertible promissory notes	$—	$—	$138,939
Convertible promissory notes and accrued interest converted into common stock	$1,866,930	$510,000	$2,376,930
Expense paid on behalf of Company by Pure Path through increase in short-term loan facility	$—	$184,202	$184,202
Conversions into common stock of amounts due to Shea	$—	$140,000	$140,000
Common stock issued in lieu of accrued expenses	$1,079,323	$32,500	$1,111,823
Long-term debt incurred for the purchase of Bates-Hunter Mine	$—	$—	$6,156,251
Advances from Wits Basin incurred for the purchase of Bates-Hunter Mine	$—	$—	$815,298
Accrued expenses incurred in connection with the purchase of Bates-Hunter Mine	$—	$—	$307,500
Offset to advances from Wits Basin for Common stock purchase	$—	$—	$(10)
Amounts due to Wits Basin reclassified as additional paid-in capital	$—	$—	$3,867,872
Amounts due to Wits Basin converted into a long-term note payable	$—	$—	$2,500,000

NOTE 15 – SUBSEQUENT EVENTS

Subsidiary Companies

On January 6, 2014, Standard Metals Acquisitions, Inc., (“SMA”) a Nevada corporation, was formed. SMA is a wholly owned subsidiary of Tonopah Milling and Metals Group, Inc.

Appointments

On February 6, 2014 the Board appointed Ms. Sharon Ullman as the Company’s President. Ms. Ullman also serves as the Chief Executive Officer and Executive Chairwoman of the Board of Directors.

Conversion of Unsecured Note

A holder of a convertible promissory note dated January 26, 2011 converted the entirety of the note consisting of $100,000 of principal and $18,559 of interest on February 28, 2014 into 237,118 shares of the Company’s common stock.

Debt Settlements

On January 17, 2014, the Company entered into a Debt Settlement Agreement with a debt holder wherein a $193,910 debt was settled for 387,820 shares of restricted common stock.

On January 17, 2014, the Company entered into a Debt Settlement Agreement with a debt holder wherein a $125,000 debt was settled for 250,000 shares of restricted common stock.

On January 17, 2014, the Company settled a $225,000 debt by converting the entire debt into 800,000 shares of restricted common stock of the Company. Pursuant to a Debt Settlement Agreement executed on April 3, 2013 the debt was converted at a per share price of $0.28125.

On March 4, 2014, the Company entered into a Debt Settlement Agreement with a debt holder wherein a $100,000 debt was settled for 200,000 shares of restricted common stock.

Payment of Notes Outstanding

On February 13, 2014, the Company repaid a Promissory Note dated September 7, 2010 in the aggregate amount of $29,281 consisting of principal in the amount of $25,000 and interest of $4,281 to Steven Flechner, a former officer of the Company.

Warrant Exercises

In 2014, 1,730,867 warrants to purchase common stock have been exercised at a price of $0.25 per share 200,000 warrants exercised at $1.00 per share and 200,000 at $0.50 per share for an aggregate total of $732,717.

Option Grants

The Company entered into a Consulting Agreement with EAS Advisors, LLC (“EAS”) on January 1, 2014, whereby EAS agreed to provide the Company general corporate advice, guidance and strategic services relating to the Company’s milling assets and the development of mining clients and contacts. As consideration for such services, the Company granted EAS an aggregate of 2,000,000 options to purchase common stock of the Company, with 1,000,000 shares available for purchase at an exercise price of $1.25 per share and 1,000,000 shares available for purchase at an exercise price of $2.25 per share, with a grant term of seven years and subject to a vesting schedule. With respect to the options to purchase up to 1,000,000 shares at $1.25 per share, 250,000 options vest upon each of the following: (i) January 1, 2014 (the “EAS Grant Date”); (ii) 90 days after the EAS Grant Date; (iii) 180 days after the EAS Grant Date; and (iv) 270 days after the EAS Grant Date. With respect to the options to purchase up to 1,000,000 shares at an exercise price of $2.25 per share, 250,000 options vest upon each of the following: July 1, 2014, October 1, 2014, November 1, 2014 and December 1, 2014.

Issuance of Shares

On February 13, 2014, the Company issued the 300,000 unregistered shares of common stock to a former consultant. (See Note 9).

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

Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were not effective as of December 31, 2013, because of the identification of the material weaknesses in internal control over financial reporting described below. Notwithstanding the material weaknesses that existed as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer have each concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”). We are currently taking steps to remediate such material weaknesses as described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

·	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

·	Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

·	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

As a result of our continued material weaknesses described below, management has concluded that, as of December 31, 2013, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment, management identified the following control deficiencies, which were previously identified, that still represent material weaknesses at December 31, 2013:

·	The Company, at times in the past prior to the period covered by this annual statement, entered into material transactions without timely obtaining the appropriate signed agreements, stock certificates and board approval prior to releasing cash funds called for by the transaction. Management believes the approval process currently in place is sufficient to alleviate any misappropriation of funds and will change procedures if and when circumstances indicate they are needed. Although the Company has taken steps to prevent this from happening by utilizing an escrow agent, agreements entered into by prior management will continue to cause an issue until such prior agreements terminate or expire.

·	Management did not design and maintain effective control relating to the quarter end closing and financial reporting process due to lack of evidence of review surrounding various account reconciliations and properly evidenced journal entries. Due to the Company’s limited resources, the Company has insufficient personnel resources and technical accounting and reporting expertise to properly address all of the accounting matters inherent in the Company’s financial transactions. Additionally, though the Company has recently formed a formal audit committee, the Company has not yet formalized processes and controls that would provide proper board oversight role within the financial reporting process. Management continues to search for additional board members that are independent and can add financial expertise, and intends to formalize oversight processes in this area in an effort to remediate part of this material weakness.

·	The Company’s change in management, board members and officer positions resulting in changes of the responsible person for certain duties has caused delays in the timely review of financial data and banking information. The Company has very limited review procedures in place. This material weakness, previously identified, continued in 2013. Management plans to establish a more formal review process by the board members in an effort to reduce the risk of fraud and financial misstatements.

·	The Company’s change in Chief Financial Officer at the end of 2012 and beginning of 2013 resulted in delays in accounting and review as prior records needed to be reviewed and reconciled so the new Chief Financial Officer could prepare the financial statements. We believe that the material weakness caused by such change will be alleviated by the end of 2014.

We are in the process of establishing certain steps in response to the identification of these material weaknesses that should result in certain changes in our internal control over financial reporting, but due to the Company’s limited funds and inability to add certain staff personnel, the changes may be limited and may also not be completely effective. There were no additional material weaknesses noted during the quarter ended December 31, 2013.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names of all directors and executive officers of the Company, their respective ages and all positions and offices with the Company held by each person as of March 31, 2014:

Name	Age	Positions with the Company

Sharon L. Ullman	67	Chief Executive Officer, President and Director (Executive Chairwoman)
Joseph Rosamilia	55	Chief Financial Officer
Tina Gregerson	58	Director and Secretary
Michael Markiewicz	61	Director

Sharon L. Ullman

Sharon L. Ullman was appointed to our board of directors on March 18, 2011, in connection with the Shea Exchange Agreement. Effective December 16, 2011, Ms. Ullman was appointed to serve as the Company’s interim Chief Executive Officer and Executive Chairperson of the Board. On October 9, 2012, the Board of Directors voted to remove “interim” from her title and approve her position as Chief Executive Officer and Chairman of the Board. On February 6, 2014, the Board of Directors voted to appoint Ms. Ullman the Company’s President.

Since June 2010, Ms. Ullman has served as the Manager of Afignis, LLC (“Afignis”), a New York limited liability company, which was established to identify and develop mining, natural resource and agricultural opportunities on a global basis, with a focus on emerging markets. Afignis has made several investments, including holding approximately 19% of our outstanding common stock and the acquisition of mining and agricultural interests in Sierra Leone, Africa. The Sierra Leone investment is managed by Afignis Sierra Leone Limited, a Sierra Leone company, which is a strategic partnership between the Mende tribe and Afignis. Ms. Ullman has been the President of Afignis Sierra Leone Limited since 2010. Afignis Sierra Leone Limited is involved in gold and diamond mining operations and had interests in large parcels of arable land for agriculture including acres of cacao and coffee plantations.

Ms. Ullman is active in philanthropic and government relations through her work as the Founder, President and Chief Executive Officer of S. L. Ullman & Associates, formed in 2007 as a private consulting firm, and has been recognized for her achievements in these areas.

Ms. Ullman served as the Executive Director and President of the 23rd Street Association (the “Association”). Through her efforts, the Association was involved in the development of Project 9A, the Hudson River Waterfront and the High Line. She was a prominent leader in the revitalization of historic Madison Square Park, helping to raise millions for its restoration and maintenance. She successfully led the effort to establish the Flatiron/23rd Street Partnership, a Business Improvement District in the Flatiron/23rd Street area. Her efforts as the founding member and member of the Board, helped reinforce the Flatiron/23rd Street area’s growing stature as one of the city’s premier destination spots.

Ms. Ullman has worked with all levels of government and government agencies and has been widely acknowledged for her contributions. Her numerous awards include being voted a top 100 New Yorker. She was written into the congressional record with remarks in recognition of her outstanding leadership by congresswoman Carolyn Maloney in 2004 and 2007, she received letters of recognition and outstanding citizen citations from President Bill Clinton, Governor George Pataki, Mayors Michael Bloomberg and Rudolf Giuliani, and she received letters of recognition from then senator Hillary Rodham Clinton and Charles E. Schumer.

Ms. Ullman has been awarded the Outstanding Citizen Award from Speaker Christine Quinn, Council of the City of New York, and letters of recognition from State Senators, State Assembly Members, City Council Members and Police Commissioners. She received the Tilden Humanitarian Award and the Humanitarian of the Year Award from Concerned Citizen’s Speak. She has participated in Mayor Bloomberg’s “Friday Morning Breakfasts” for outstanding community leaders to discuss important issues affecting the city.

Tina Gregerson

Tina Gregerson was appointed to our board of directors on September 27, 2012 and was appointed Secretary of the Company on November 29. 2012. She also serves on the compensation committee and as chairman of the compensation committee.

Since 1981, Tina Gregerson has owned and served as the CEO of Personnel Staffing, Inc., one of Alabama’s largest independent staffing companies. Under Tina’s leadership, Personnel Staffing has grown to produce over $96,000,000 in annual revenue and now operates five Alabama branches, one Texas branch, and one branch in Tennessee. Personnel Staffing is certified through the National Women’s Business Enterprise (“WBENC”) and won the Best Minority-Owned Business Award for 2008 for 26+ employees, named by The Birmingham Business Journal. In 1994, Personal Staffing was recognized as Business of the Year by the Alabama Business Woman Association and in 2002, it was recognized as Small Business of the Year by the Gadsden Etowah Chamber of Commerce.

In 2010, Tina received the Woman of Distinction Award by the Alabama Girl Scouts. In 2010, Ms. Gregerson sold The Signature Group, a financing company where she held the position of Managing Member, to North Carolina Mutual Life. She is also the owner of Gregerson Management Services. Ms. Gregerson currently serves on the Board of Directors for Capstone Bank of Tuscaloosa, the Executive Board for the National Independent Staffing Association, and the Executive Board of Staffing CEO’s. She currently serves on the Board of Directors and as Principal of Pure Path Capital Management Company LLC and the Executive Board of Staffing CEO’s. She has also served as the Chairperson for the Gadsden Chamber of Commerce and on the Chamber Board for five years and was a member of the Riverview Regional Medical Center Board of Trustees for two years. For her continued leadership, dedication and service to the community Ms. Gregerson received commendation from the Governor of Alabama in August of 2011.

Michael Markiewicz

Michael Markiewicz was appointed to our board of directors on July 2, 2012, and serves on the board’s audit committee. Mr. Markiewicz has over 30 years of experience in public accounting and wealth management. He is a certified public accountant, personal financial specialist and certified financial planner. Since 2011, Mr. Markiewicz has been a partner with Fogel Neale Partners, LLC and the Chief Financial Officer of Pure Path Capital Management Company LLC. From 2008 to 2011, Mr. Markiewicz was a senior manager with CBIZ MHM Family Office Services, from 2006 to 2008 he was a director at Marks, Paneth and Shron, and from 2004 to 2006 he was a director at JH Cohn LLP. He also held positions at Deloitte & Touche and The Boston Company. In addition, he served as vice president and CFO of a private family office for the Norman-Weil family.

He also oversees the new “My CFO Program,” a service offered to professionals seeking individualized expertise towards better managing their finances with regards to wealth preservation, tax planning, and contract negotiations. In addition, Mr. Markiewicz provides personal CFO services, with particular expertise in catering to high net worth individuals.

He serves on the board of Moving Windmills Project, Inc., a non-profit organization where the mission is rural economic development and education in Malawi, Africa. Mr. Markiewicz is very active in ORT America, which focuses on education, American Technion Society which supports the Israeli high tech and research university and a number of other non-profit organizations.

Mr. Markiewicz graduated from Tufts University with a BA in Economics and Sociology. He received his MBA and MS in Accounting from Northeastern University. He is a member of the New York State Society of Certified Public Accountants, the American Institute of Certified Public Accountants, and the Estate Planning Council of New York City. He is a frequent speaker and has been quoted regularly in Forbes, Dow Jones News Service and other financial and CPA publications. He has been featured on the Money Matters segment on NY 1 in New York. Most recently he has been a featured speaker with Private Asset Management (“PAM”) discussing estate and income tax planning.

Joseph Rosamilia

Joseph Rosamilia was appointed Chief Financial Officer on February 28, 2013. Mr. Rosamilia has 15 years of commercial and investment banking experience and has spent over a decade consulting and operating early stage private companies. Mr. Rosamilia founded Pretium Group, Ltd., a private corporate finance/business advisory firm, in 1996 and has acted as its Chief Executive Officer from the time of formation to the present. He served as Executive Vice President of Aquagold International from 2008 to 2010, the founder and Chief Executive Officer of JPLT International from 2003 to 2006, the Chief Financial Officer, Treasurer, Secretary and Vice President of Business Development for Runtime Technologies, an Internet content framework development company in New York, from 2000 to 2003, and the founder and Chief Managing Member of Integra-Med, LLC from 1997 to 2000.

From 1981 to 1996, at predecessor banks of JPMorgan Chase, Mr. Rosamilia set up and managed groups in Asia, Europe, and the United States.  As an officer, Mr. Rosamilia was also responsible for multi-million dollar credit portfolios requiring risk analysis and management of a broad spectrum of products including currency and interest-rate swaps, foreign exchange, direct bank loans, lines of credit, bankers’ acceptances, and letters of credit. He served as an account officer for large multinational corporations, including corporations involved in global trading of precious and non-precious metals, as well as in metals and mining.

Mr. Rosamilia holds a Master of Business Administration, with a concentration in finance, from the Wharton School of the University of Pennsylvania and a Bachelor of Arts in Asian Studies, with a concentration in the Physical Sciences, from Colgate University. He speaks Japanese fluently and has a knowledge of German. Mr. Rosamilia is a former member of the United States Chamber of Commerce in Tokyo, Japan.

CODE OF ETHICS

We adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and persons performing similar functions on October 5, 2012.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, officers and holders of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Based solely upon our review of such filings, we are not aware of any failures by such persons to make any such filings on a timely basis.

AUDIT COMMITTEE, COMPENSATION COMMITTEE AND FINANCIAL EXPERT

The Company does have a formal audit committee, but currently does not have a financial expert. The audit committee consists of Michael Markiewicz and Sharon Ullman. There were no audit committee meetings held during 2013. Financial information relating to quarterly reports was disseminated to all board members for review. The audited financial statements for the years ended December 31, 2013 and 2012 were provided to each member of the board in which any concerns by the members were directed to management and the auditors.

The Company has a compensation committee comprised of Sharon Ullman, Michael Markiewicz and Tina Gregerson. There was one compensation committee meeting during 2013.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation of each named executive officer for the fiscal years ended December 31, 2013 and 2012 awarded to or earned by (i) each individual serving as our principal executive officer and principal financial officer of the Company and (ii) each individual that served as an executive officer of the Company at the end of such fiscal years who received compensation in excess of $100,000.

	Annual Compensation
				Option		All Other
Name and Principal Position	Year	Salary	Bonus	Awards (1)		Compensation		Total ($)

Chief Executive Officer and President(2)
Sharon L. Ullman	2013	$117,750	$—	$395,117	(3)	$7,226	(4)	$520,093
	2012	$—	$—	$—		$—		$—

Director(5)
Alfred A. Rapetti	2013	$—	$—	$—		$—		$—
	2012	$—	$—	$—		$—		$—

Secretary and Director	2013	$—	$—	$—		$—		$—
Tina Gregerson	2012	$—	$—	$—		$—		$—

Chief Financial Officer	2013	$75,000	$—	$130,169	(6)	$—		$205,169
Joseph Rosamilia		$—	$—	$—		$—		$—

Chief Financial Officer	2013	$—	$—	$—		$—		$—
Mark Dacko(7)	2012	$144,000	$—	$—		$—		$144,000

(1)	The amounts shown are the aggregate grant date fair values of these awards computed in accordance with Financial Accounting Standards Board (“FASB”) guidance now codified as Accounting Standards Codification (“ASC”) FASB ASC Topic 718, “Stock Compensation” (formerly under FASB Statement No. 123(R)).
(2)	Effective December 16, 2011, Ms. Ullman was appointed the Interim Chief Executive Officer, for which she collected no compensation. On October 9, 2012, the Board of Directors approved the removal of “interim” from her title.

(3)	Ms. Ullman was granted 4,500,000 options exercisable at $0.40 per share. As of November 13, 2013, 1,500,000 options have vested and are currently exercisable. Please see Note 8 in the Notes to the Financial Statements for a discussion of the assumptions made in the valuation of the Company’s options.
(4)	The $7,226.11 listed above as other compensation consists of healthcare payments made pursuant to Ms. Ullman’s employment agreement.

(5)	Effective December 19, 2013, Mr. Rapetti resigned as a Director.
(6)	Mr. Rosamilia was granted 500,000 options exercisable at $0.20 per share on February 19, 2013. The 500,000 compensatory warrants to purchase common stock are vested and fully exercisable. Please see Note 8 in the Notes to the Financial Statements for a discussion of the assumptions made in the valuation of the Company’s options.
(7)	As of December 31, 2012, Mr. Dacko was no longer serving as the CFO of the Company.

GOLDEN PARACHUTE COMPENSATION TABLE

Annual Compensation
Name and Principal Position	Cash ($)		Equity ($)		Perquisites/ Benefits ($)	Other ($)	Total ($)

Chief Executive Officer and President
Sharon L. Ullman	$300,000	(*)	$		$—	$—	$300,000

Director
Alfred A. Rapetti	$—			$—	$—	$—	$—

Secretary and Director
Tina Gregerson	$—			$—	$—	$—	$—

Chief Financial Officer
Joseph Rosamilia	$—			$—	$—	$—	$—

Chief Financial Officer
Mark Dacko	$—			$—	$—	$—	$—

(*)We entered into a change of control termination agreement with Ms. Ullman. The change of control termination agreement commenced on November 13, 2013 and is to remain effective until May 16, 2016. If Ms. Ullman is terminated (a) by the Company other than for cause, retirement or disability or (b) by Ms. Ullman for good reason, then she is entitled to a lump sum severance payment equal to Two (2) times the sum of the annual base salary in effect immediately prior to the occurrence of the circumstance giving rise to the notice of termination given in respect of them in addition to other benefits listed below. The $300,000.00 listed above is calculated based upon her current salary as included in her employment contract. Other benefits Ms. Ullman will be entitled to if there is a change in control of the Company pursuant to her Change of Control Termination Agreement that cannot be calculated without knowing specific timing and facts of the termination are as follows:

(i)	during any period of incapacity due to physical or mental illness, Ms. Ullman will continue to receive her base salary at the rate in effect at the commencement of any such period, together with all amounts payable under any compensation plan of the Company during such period;
(ii)	if her employment is terminated by the Company for cause or by Ms. Ullman other than for good reason, disability, death or retirement, the Company shall pay the full base salary through the date of termination at the rate in effect at the time notice of termination is given, plus all other amounts and benefits to which she is entitled under any compensation plan of the Company at the time such payments are due; and
(iii)	if employment by the Company is terminated (a) by the Company other than for cause, retirement or disability or (b) by Ms. Ullman for good reason, then she is entitled to the following benefits: (A) the Company will pay the full base salary through the date of termination at the rate in effect at the time notice of termination is given, plus all other amounts and benefits to which she is entitled under any compensation plan of the Company, at the time such payments are due; (B) in lieu of any further salary payments for periods subsequent to the date of termination, the Company shall pay as severance pay a lump sum severance payment (together with the payments provided in paragraphs C and D, below) equal to Two (2) times the sum of the annual base salary in effect immediately prior to the occurrence of the circumstance giving rise to the notice of termination given in respect of them; (C) the Company shall pay any deferred compensation, including, but not limited to deferred bonuses, allocated or credited as of the date of termination; (D) in lieu of shares of common stock of the Company (the “Company’s Shares”) issuable upon exercise of outstanding options (“Options”), if any, granted under the Company’s Stock Option Plans she shall receive an amount in cash equal to the product of (i) the excess of the closing price of the Company’s Shares as reported on the NASDAQ-NMS Automatic Quotation System on or nearest the date of termination (or, if not so reported, on the basis of the average of the lowest asked and highest bid prices on or nearest the date of termination), over the per share exercise price of each Option held by Ms. Ullman (whether or not then fully exercisable) plus the amount of any applicable cash appreciation rights, times (ii) the number of the Company’s Shares covered by each such Option; (E) the Company shall also pay all legal fees and expenses incurred by Ms. Ullman as a result of such termination; and (F) the payments provided for in paragraphs (B), (C), and (D) above, shall be made no later than the fifth day following the date of termination, provided, however, that if the amounts of such payments cannot be finally determined on or before such day, the Company shall pay Ms. Ullman on such day an estimate, as determined in good faith by the Company, of the minimum amount of such payments and shall pay the remainder of such payments (together with interest) as soon as the amount can be determined but in no event later than the 30th day after the date of termination. In the event that the amount of the estimated payments exceeds the amount subsequently determined to have been due, such excess shall constitute a loan by the Company payable on the fifth day after demand by the Company (together with interest).

EXECUTIVE EMPLOYMENT AGREEMENTS

On November 13, 2013, we entered into an employment agreement with Sharon Ullman to serve as our Chief Executive Officer. Ms. Ullman had been serving as the Company’s interim CEO since December 16, 2011, and CEO since October 9, 2012 when the Board removed “interim” from her title, but did not have an agreement in place. The term of the agreement is for a period of three years commencing on November 13, 2013. Ms. Ullman shall be paid a salary consisting of $12,500 per month and shall be reimbursed for out of pocket business expenses already paid by her during her service to the Company and any health insurance payments she has made beginning November 1, 2013. Ms. Ullman was issued options to purchase 4,500,000 shares of Common Stock of the Company at $0.40 per share, of which 1,500,000 vested on November 13, 2013, 1,500,000 will vest on June 1, 2014, and 1,500,000 will vest on June 1, 2015. If there is a change in control of the Company, upon termination of her employment or during a period of disability Ms. Ullman will be entitled to the benefits listed above.

On February 19, 2013, we entered into an employment agreement with Joseph Rosamilia to serve as our Chief Financial Officer. The term of the agreement is for a period of Three (3) years, commencing on February 1, 2013. In his first year of employment, Mr. Rosamilia is entitled to a base salary of $5,000 per month for February through April and $7,500 per month for May 2013 through January 2014. The Company granted the Employee compensatory common stock purchase warrants for the purchase of 1,500,000 shares of common stock, with 500,000 compensatory warrants currently vested. The exercise price of the 500,000 compensatory warrants is $0.20 per share. If the Company files a registration statement at any time while the compensatory warrants are exercisable, the shares purchasable under the compensatory warrants will be included in such registration statement. The compensatory warrants will be exercisable for seven years from the date of the agreement. The agreement includes standard confidentiality provisions, as well as a one-year non-solicitation provision and a one-year non-competition provision. The Company and the CFO executed an addendum to the employment agreement dated April 1, 2014 cancelling 1,000,000 compensatory warrants.

Except as reported in Item 11, we have not entered into any severance or change of control provisions with any of our other executive officers.

OUTSTANDING EQUITY AWARDS TABLE

No options were exercised by our named executive officers during the year ended December 31, 2013. The following table sets forth information of outstanding option awards held by named executive officers as of December 31, 2013.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Sharon L. Ullman	1,500,000	—	3,000,000	$0.40	11/13/2020
Joseph Rosamilia	500,000	—	—	$0.20	02/19/2020

DIRECTOR COMPENSATION

Members of our board who are also employees of ours receive no compensation for their services as directors. Non-employee directors are reimbursed for all reasonable and necessary costs and expenses incurred in connection with their duties as directors. In addition, we issue options to our directors as determined from time to time by the Board.

The following table sets forth the compensation earned by each of our directors, who is not a named executive, for the years ended December 31, 2013 and 2012:

Name	Year	Option Awards (1)	Fees Earned or Paid in Cash	All Other Compensation	Total
Sharon Ullman	2013	$—	$—	$—	$—
	2012	$—	$—	$—	$—

Tina Gregerson	2013	$—	$—	$—	$—
	2012	$—	$—	$—	$—

Michael Markiewicz	2013	$—	$—	$—	$—
	2012	$—	$—	$—	$—

Alfred A. Rapetti (2)	2013	$—	$—	$—	$—
	2012	$—	$78,530	$10,360	$88,890

Blair Mielke		$—	$—	$—	$—
	2012	$—	$—	$—	$—

Manfred Birnbaum (3)		$—	$—	$—	$—
	2012	$265,000	$—	$——	$265,000

(1)	Amount reflects the aggregate grant date fair value for stock option awards granted during the applicable year computed in accordance with FASB ASC Topic 718. The Company calculates fair value in accordance with the assumptions identified in Note 8 to our consolidated financial statements for the year ended December 31, 2012 included elsewhere in this Annual Report.

(2)	Mr. Rapetti was a non-employee director from September 14, 2010 until January 21, 2011 and then again after December 16, 2011.

(3)	Mr. Birnbaum resigned from the Board effective February 11, 2012. See Note 8 to the financial statements regarding the adjustment/correction of the 2010 Option Plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following information sets forth the number and percentage of shares of the Company’s common stock owned beneficially, as of March 31, 2014, by any person, who is known to the Company to be the beneficial owner of five percent or more of the Company’s common stock, and, in addition, by each director and each executive officer of the Company, and by all directors and executive officers as a group.

Information as to beneficial ownership is based upon statements furnished to the Company by such persons and the shareholder list provided by the Company’s transfer agent, American Stock Transfer & Trust Company, LLC, as of March 31, 2014.

Name and Address	Amount of Beneficial Ownership (1)		Percentage of Class %

Sharon Ullman	23,400,000	(2)	24.48%
611 Walnut Street
Gadsden, AL 35901

Michael Markiewicz(*)	23,400,000		24.48%
611 Walnut Street
Gadsden, AL 3590

Tina Gregerson(*)	12,770,000	(3)	13.36%
611 Walnut Street
Gadsden, AL 35901

Joseph Rosamilia	500,000	(4)	**
611 Walnut Street
Gadsden, AL 35901

All directors and officers as a group (5 persons)	60,070,000		67.56%

Midwest Investment Partners, LLC	8,500,000		8.89%
Harvest Investment Services, LLC
618 North Burkhardt Road
Evansville, IN 47715

Ashford Capital Management, Inc.	8,150,000		8.53%
One Walker’s Mill Road
Wilmington, DE 19807

(*)	Represents the relative voting rights exercised by virtue of their beneficial ownership in Pure Path.

(**)	Represents less than 1%.

(1)	Except as otherwise indicated, each person possesses sole voting and investment power with respect to the shares shown as beneficially owned. Shares are deemed owned in the same percentage as the individual’s ownership in the entity owning such shares.

(2)	18,900,000 of these shares are held in the name of Afignis, LLC of which Ms. Ullman is the Managing Manager. Includes 4,500,000 options of which 1,500,000 of these options are currently vested and exercisable.

(3)	Tina Gregerson, our Secretary and a member of the Board of Directors, indirectly owns 12,600,000 shares of common stock through Pure Path Capital Management Company, LLC and 170,000 shares of common stock through Gregerson Investments, LLC.

(4)	Includes 500,000 shares issuable upon the exercise of compensatory warrants that are currently exercisable.

EQUITY COMPENSATION

The following table sets forth certain information regarding equity compensation plan information as of December 31, 2013:

Number of securities
remaining available for
future issuance under
equity compensation
	Number of securities to	Weighted-average	plans (excluding
	be issued upon exercise	exercise price of	securities reflected in
Plan category	of outstanding options	outstanding options	column (a))
	(a)		(b)
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	37,050,842	$0.82

Total	37,050,842	$0.82

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following describes certain relationships and related transactions that we have with persons deemed to be affiliates of ours. We believe that each of the transactions described below were on terms at least as favorable to our Company as we would have expected to negotiate with unaffiliated third parties.

Pure Path Capital Management Company, LLC

As of the date of this filing, Pure Path Capital Management Company, LLC (“Pure Path”) is currently the indirect beneficial owner of approximately 37% of the Company. On October 10, 2013, we issued 27,000,000 shares of common stock to Pure Path Capital Management Company, LLC to settle a portion of the debt the Company owes to Pure Path.

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

In connection with the assignment of the Forbearance Agreement, the Parties executed an Agreement in Principle setting forth terms of the Forbearance Agreement (collectively the “Pure Path Agreements”). Pursuant to the Pure Path Agreements, Pure Path was to receive participation payments to be received on a quarterly basis for seven years after the final closing at a rate of 5% of adjusted gross revenue as such terms are defined in the Pure Path Agreements, past and future consulting fees for approximately $1,150,000, collection remedies and legal proceedings against the Company including foreclosure on the Deed of Trust, registration rights, rights of first refusal, tag along rights, preemptive rights, exclusive worldwide rights pertaining to financing and joint ventures, and other negative covenants regarding approval of corporate actions.

Pursuant to the Agreement, Pure Path relinquished the foregoing rights and obligations owed to it and agreed to forbear collection remedies and legal proceedings against the Company including foreclosure on the Deed of Trust, and in connection with the settlement and release of various debts of approximately $1,500,000 and the consulting fees owed by the Company and relinquishment of rights by Pure Path, the Company issued 27,000,000 restricted shares and a Promissory Note in the amount of $1,933,345 bearing interest of 8% per year for the current balance of the amounts owed under the Pure Path Agreements.

DIRECTOR INDEPENDENCE

In determining whether the members of our Board are independent, we have elected to use the definition of “independence” set forth by Section 121 of the Listing Standards for the American Stock Exchange (“AMEX”), although we are not currently listed on AMEX, whereby a majority of the members of a listed company’s board of directors must qualify as “independent” as determined by the board. Consistent with these considerations, and after review of all relevant transactions or relationships between each director, or any of his family members, and Standard Metals Processing, Inc., its senior management, the Board has determined that none of its members are currently independent within the meaning of the applicable listing standard of AMEX.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Board of Directors ratified the engagement of Moquist Thorvilson Kaufmann LLC (formerly known as Moquist Thorvilson Kaufmann & Pieper LLC) (“MTK”) to audit our financial statements for the year ended December 31, 2012 and appointed Turner Stone & Co. (“Turner”) to audit our financial statements for the year ended December 31, 2013.

AUDIT FEES:

The aggregate fees billed for professional services rendered by MTK for the audit of the Company's annual consolidated financial statements and review of consolidated financial statements included in the Company's Form 10-K and 10-Q for 2012, and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was $78,762 for the year ended December 31, 2012.

The aggregate fees billed for professional services rendered by Turner for the audit of the Company's annual consolidated financial statements and review of consolidated financial statements included in the Company's Form 10-K and 10-Q for 2013, and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was $20,525 for the year ended December 31, 2013.

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

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Company has an audit committee, but has yet to formalize processes and controls that would provide proper Board oversight. Our Board approves each engagement for audit or non-audit services before we engage our independent auditor to provide those services. The Board has not established any pre-approval policies or procedures that would allow our management to engage our independent auditor to provide any specified services with only an obligation to notify the audit committee of the engagement for those services. None of the services provided by our independent auditors for fiscal year 2013 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report on Form 10-K, or are incorporated herein by reference.

Exhibit	Description
3.1	Articles of Incorporation filed with the State of Nevada
3.2	Articles of Amendment, effective January 4, 2013.
3.3	Amendment to the Articles of Incorporation and Plan of Conversion filed with the State of Colorado with effective dates of March 4 and March 5, 2013.
3.4	Amended and Restated By-Laws effective January 12, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 13, 2010).
10.1	2010 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2011).
10.2	Exchange Agreement, dated March 15, 2011, by and between the Company, Shea Mining & Milling, LLC, Afignis, LLC, Leslie Lucas Partners, LLC, Wits Basin Precious Minerals Inc. and Alfred A. Rapetti, (incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.3	Assignment and Assumption of Loan Documents and Loan Modification Agreement, dated March 15, 2011, by and between the Company, Shea Mining & Milling, LLC and NJB Mining, Inc, (incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.4	Term Loan Agreement, dated August 25, 2009, by and between Shea Mining & Milling, LLC and NJB Mining, Inc (assumed by the Company on March 15, 2011), (incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.5	Promissory Note, dated August 25, 2009, issued by Shea Mining & Milling, LLC to NJB Mining, Inc (assumed by the Company on March 15, 2011), (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.6	Deed of Trust and Security Agreement with Assignment of Rents and Fixture Filing, dated August 21, 2009, executed by Shea Mining & Milling, LLC in favor of NJB Mining, Inc (assumed by the Company on March 15, 2011), (incorporated by reference to Exhibit 10.17 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.7	Assignment of Lease and Rents, dated August 21, 2009, executed by Shea Mining & Milling, LLC in favor of NJB Mining, Inc (assumed by the Company on March 15, 2011), (incorporated by reference to Exhibit 10.18 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).

10.8	Environmental Indemnity, dated August 25, 2009, by and between Shea Mining & Milling, LLC and NJB Mining, Inc (assumed by the Company on March 15, 2011), (incorporated by reference to Exhibit 10.19 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.9	Lease Agreement, dated April 6, 2010, by and between Father Gregory Ofiesh, Mary Jane Ofiesh and Shea Mining (assumed by the Company on March 15, 2011), (incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.10	First Amendment to Lease Agreement and Contract Agreement, effective as of March 15, 2010, by and between Father Gregory Ofiesh, Mary Jane Ofiesh, the Company and Liberty Processing, LLC, (incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.11	Employment Agreement with Mark D. Dacko dated May 19, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 19, 2011).
10.12	Standard Gold, Inc. 2010 Stock Incentive Plan (amended as of July 25, 2011), (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2011 (File No. 000-14319)).
10.13	Forbearance Agreement, dated September 1, 2011, by and between Standard Gold, Inc. and NJB Mining, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2011 (File No. 000-14319)).
10.14	Amended and Restated Forbearance Agreement dated December 21, 2011 between Standard Gold, Inc., and Pure Path Capital Management Company, LLC, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on December 23, 2011).
10.15	Articles of Amendment to the Articles of Incorporation of Standard Gold, Inc. (incorporated by reference to Exhibit A to the Company’s Schedule 14C filed on February 11, 2013).
10.16	Plan of Conversion of Standard Gold, Inc., a Colorado corporation, into Standard Gold, Inc., a Nevada corporation (incorporated by reference to Exhibit B to the Company’s Schedule 14C filed on February 11, 2013).
10.17	Articles of Incorporation of Standard Gold, Inc. (incorporated by reference to Exhibit C to the Company’s Schedule 14C filed on February 11, 2013).
10.18	Bylaws of Standard Gold, Inc. (incorporated by reference to Exhibit D to the Company’s Schedule 14C filed on February 11, 2013).
10.19	Statement of Correction (Document Number 20111157771) (incorporated by reference to Exhibit 3(i).01 to the Company’s Form 8-K filed on March 13, 2013).
Statement of Correction (Document Number 20111178093) (incorporated by reference to Exhibit 3(i).02 to the Company’s Form 8-K filed on March 13, 2013).
Articles of Amendment (Document Number 20131009270) (incorporated by reference to Exhibit 3(i).03 to the Company’s Form 8-K filed on March 13, 2013).
10.20**	Employment Agreement and Addendum thereto for Chief Financial Officer, Joseph Rosamilia executed February 19, 2013 and April 1, 2014 respectively.
10.21**	Settlement and Release Agreement executed on October 10, 2013 between the Company and Pure Path Capital Management Company, LLC.
10.22**	Employment Agreement for Chief Executive Officer, Sharon Ullman executed November 13, 2013.
23.1**	Consent of Independent Registered Public Accounting Firm.
23.2**	Consent of Independent Registered Public Accounting Firm.
24**	Power of Attorney (included on the signature page hereto).
31.1**	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** Filed herewith electronically

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD METALS PROCESSING, INC.

Dated: April 11, 2014	By:	/s/ Sharon L. Ullman
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

Name	Title	Date

/s/ Sharon L. Ullman	Chief Executive Officer and Director	April 11, 2014
Sharon Ullman

/s/ Joseph Rosamilia	Chief Financial Officer	April 11, 2014
Joseph Rosamilia

/s/ Tina Gregerson	Director	April 11, 2014
Tina Gregerson

/s/ Michael Markiwiecz	Director	April 11, 2014
Michael Markiwiecz
28