Form 10-Q
period 2014-03-31
Standard Metals Processing, Inc.
filed 2014-05-15
CIK 773717

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

N/A

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

As of May 14, 2014, there were 97,051,576 shares of the Registrant’s common stock, par value $.001, outstanding.

STANDARD METALS PROCESSING, INC.

FORM 10-Q

TABLE OF CONTENTS

March 31, 2014

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain statements which are forward-looking in nature and are based on the current beliefs of our management as well as assumptions made by and information currently available to management, including statements related to the uncertainty of the quantity or quality of minerals in our tailings, the fluctuations in the market price of such reserves, general trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this Form 10-Q, the words “may,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict” and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. These statements reflect our judgment as of the date of this Form 10-Q with respect to future events, the outcome of which is subject to risks. We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectations, which may have a significant impact on our business, operating results, financial condition or your investment in our common stock, as described in Part I, Item 1A entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

STANDARD METALS PROCESSING, INC.

(AN EXPLORATION STAGE COMPANY)

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2014	2013
Assets
Current assets:
Cash	$104,299	$143,099
Prepaid expenses	24,170	5,000
Total current assets	128,469	148,099

Shea Mining and Milling Assets	35,159,427	35,159,427
Property, plant and equipment:
Machinery and equipment	21,000	21,000
Construction in progress	245,604	68,349
	266,604	89,349
Accumulated depreciation	(4,407)	-
Net property, plant and equipment	262,197	89,349
Total Assets	$35,550,093	$35,396,875

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term notes payable	$—	$25,000
Convertible notes payable, current portion	175,000	275,000
Due to Wits Basin Precious Minerals Inc.	16,616	16,616
Accounts payable	724,214	1,138,951
Accrued interest	108,248	86,143
Accrued expenses	575,865	1,385,251
Total current liabilities	1,599,943	2,926,961

Commitments and Contingencies (Note 8)

Senior secured convertible promissory note payable, related party	2,092,097	2,092,097

Preferred stock, 50,000,000 shares authorized:

Series A, $.001 par value, 10,000,000 and 10,000,000 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	10,000,000	10,000,000

Shareholders’ equity:
Series B preferred stock, no shares issued and outstanding,	-	-
Common stock, $.001 par value, 500,000,000 shares authorized:
95,572,216 and 91,266,411 shares issued and outstanding
at March 31, 2014 and December 31, 2013, respectively	95,572	91,266
Additional paid-in capital	61,094,552	56,114,271
Accumulated deficit during exploration stage	(39,332,071)	(35,827,720)
Total shareholders’ equity	21,858,053	20,377,817
Total Liabilities and Shareholders’ Equity	$35,550,093	$35,396,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

(AN EXPLORATION STAGE COMPANY)

Condensed Consolidated Statements of Operations

(unaudited)

			September 28, 2004
	Three Months Ended March 31,		(inception) to March 31,
	2014	2013	2014

Revenues	$—	$—	$—

Operating expenses:
General and administrative	2,530,490	428,225	23,289,483
Exploration expenses	—	—	5,876,922
Depreciation and amortization	4,407	—	335,768
Loss on disposal of assets	—	—	53,287
Total operating expenses	2,534,897	428,225	29,555,460
Loss from operations	(2,534,897)	(428,225)	(29,555,460)

Other income (expense):
Other income	1,587	1,058	13,329
Loss on settlement of debt	(926,096)	(21,033)	(2,299,073)
Interest expense	(44,945)	(109,764)	(7,137,172)
Foreign currency loss	—	—	(353,695)
Total other income (expense)	(969,454)	(129,739)	(9,776,611)
Loss from operations before income taxes	(3,504,351)	(557,964)	(39,332,071)

Income tax provision	—	—	—
Net loss	$(3,504,351)	$(557,964)	$(39,332,071)

Basic and diluted net loss per common share	$(0.04)	$(0.01)

Basic and diluted weighted average common shares outstanding	94,175,734	55,362,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

(formerly Standard Gold Holdings, Inc.)

(AN EXPLORATION STAGE COMPANY)

Condensed Consolidated Statements of Shareholders' Equity

(unaudited)

			Additional
	Common stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

BALANCE, December 31, 2011	43,848,756	$43,848	$43,882,949	$(25,315,398)	$18,611,399

Conversion of $481,262 of principal and $28,738 of interest of convertible promissory notes	1,020,000	1,020	508,980	-	510,000

Modification and exercise of 1,000,000 warrants upon exchange of short-term notes payable	1,000,000	1,000	303,226	-	304,226

Issuance of 50,000 warrants related to 2012 convertible promissory notes	-	-	7,116	-	7,116

Issuance of 50,000 shares of common stock to consultant for services	50,000	50	32,450	-	32,500

Stock option compensation expense	-	-	265,000	-	265,000

Issuance of 1,400,000 shares of common stock in exchange of amounts due to Shea Mining and Milling	1,400,000	1,400	138,600	-	140,000

Issuance of 5,000,000 shares of common stock for maturity date extension of short-term notes payable	5,000,000	5,000	495,000	-	500,000

Issuance of 2,000,000 shares of common stock upon exchange of short-term notes payable	2,000,000	2,000	198,000		200,000

Net loss	-	-	-	(2,762,417)	(2,762,417)
BALANCE, December 31, 2012	54,318,756	$54,318	$45,831,321	$(28,077,815)	$17,807,824

Stock issued for conversion of convertible debt	4,115,868	4,116	1,862,814	-	1,866,930

Stock issued for the conversion of notes payable, related party	27,000,000	27,000	1,473,000	-	1,500,000

Stock issued for the exercise of common stock warrants	2,275,138	2,275	495,510	-	497,785

Stock issued for the settlement of accrued liabilities	3,556,649	3,557	1,075,766	-	1,079,323

Warrants issued upon conversion of convertible debt	-	-	1,268,054		1,268,054

Options and warrants issued for employee compensation	-	-	3,226,501	-	3,226,501

Options issued for consultant compensation	-	-	881,305	-	881,305

Net loss	-	-	-	(7,749,905)	(7,749,905)
BALANCE, at December 31, 2013	91,266,411	$91,266	$56,114,271	$(35,827,720)	$20,377,817

Stock issued for conversion of convertible debt	237,118	237	118,322		118,559

Stock issued for the exercise of common stock warrants	2,130,867	2,131	730,586		732,717

Stock issued for the settlement of accounts payable	1,637,820	1,638	1,546,618		1,548,256

Options issued for consultant compensation			2,105,055		2,105,055

Stock issued for accrued expenses	300,000	300	479,700		480,000

Net loss				(3,504,351)	(3,504,351)
BALANCE, at March 31, 2014	95,572,216	$95,572	$61,094,522	$(39,332,071)	$21,858,053

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

(formerly Standard Gold Holdings, Inc.)

(AN EXPLORATION STAGE COMPANY)

Condensed Consolidated Statements of Cash Flows

(unaudited)

			September 28,
			2004
			(inception) to
	Three Months Ended March 31,		March 31,
	2014	2013	2014
OPERATING ACTIVITIES:
Net loss	$(3,504,351)	$(557,964)	$(39,332,071)
Adjustments to reconcile net loss to cash flows used in operating activities:
Expense incurred due to modification of warrants	—	—	54,226
Depreciation and amortization	4,407	—	335,768
Amortization of imputed interest and original issue discounts on debt	—	—	3,208,994
Amortization of prepaid consulting fees related to issuance of common stock and warrants	—	—	491,000
Amortization of debt issuance costs	—	—	29,239
Compensation expense related to issuance of common stock, warrants and stock option grants	2,105,055	—	14,414,861
Issuance of common stock for extension of maturity date	—	—	500,000
Loss on extinguishment of debt and accrued expenses	926,096	21,033	2,299,073
Increase in convertible note payable, related party through the payment of expenses	—	—	544,164
Loss on foreign currency	—	—	353,695
Issuance of common stock for expenses	—	—	2,118,400
Loss on disposal of miscellaneous assets	—	—	53,287
Issuance of equity securities by Wits Basin for exploration expenses	—	—	334,950
Debt incurred for exploration expenses	—	—	75,000
Changes in operating assets and liabilities:
Prepaid expenses	(19,170)	—	(24,170)
Accounts payable	229,173	118,507	1,066,934
Accrued expenses	(310,472)	274,765	4,530,391
Net cash used in operating activities	(569,262)	(143,659)	(8,946,259)

INVESTING ACTIVITIES:
Purchases of Shea Mining and Milling assets	—	—	(1,020,427)
Purchases of equipment	—	—	(206,215)
Payment for construction in progress	(177,255)	—	(245,604)
Net cash used in investing activities	(177,255)	-	(1,472,246)

FINANCING ACTIVITIES:
Payments on long-term debt	—	—	(491,106)
Payments from (advances to) Wits Basin	—	—	5,314,251
Repayment of short term note principal	(25,000)	—	(25,000)

Cash proceeds from issuance of common stock, warrants and exercise of stock options and warrants, net	732,717	—	2,404,196
Cash proceeds from debt	—	159,537	3,359,727
Debt issuance costs	—	—	(39,264)
Net cash provided by financing activities	707,717	159,537	10,522,804

Increase (Decrease) in CASH AND CASH EQUIVALENTS	(38,800)	15,878	104,299
CASH AND CASH EQUIVALENTS, beginning of period	143,099	94	-
CASH AND CASH EQUIVALENTS, end of period	$104,299	$15,972	$104,299

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of common stock in lieu of payment on long-term note	-	-	750,000
Accrued expenses converted into notes payable	-	-	537,257
Debt and accrued interest of Pure Path short-term loan facility converted into common stock	-	-	1,950,000
Short-term notes payable and accrued interest converted into convertible promissory notes	-	-	138,939
Convertible promissory notes and accrued interest converted into common stock	118,559	43,781	2,495,489
Expenses paid on behalf of Company by Pure Path through increase in short-term loan facility	-	-	184,202
Conversions into common stock of amounts originally due to Shea	225,000	-	365,000
Common stock issued in lieu of accounts payable and accrued expenses	877,160	410,968	1,988,983
Long-term debt incurred for the purchase of Bates-Hunter Mine	-	-	6,156,251
Advances from Wits Basin incurred for the purchase of Bates Hunter Mine	-	-	815,298
Accrued expenses incurred in connection with the purchase of Bates Hunter Mine	-	-	307,500
Offset to advances from Wits Basin for common stock purchase	-	-	(10)
Amounts due to Wits Basin reclassified as additional paid-in capital	-	-	3,867,872
Amounts due to Wits Basin converted into a long-term note payable	-	-	2,500,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

(AN EXPLORATION STAGE COMPANY)

Notes to Condensed Consolidated Financial Statements

March 31, 2014

(unaudited)

NOTE 1 - OVERVIEW

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

On March 15, 2011, we closed a series of transactions, whereby we acquired certain assets of Shea Mining & Milling, LLC (“Shea Mining”). The exchange agreement was by and between us, Shea Mining, Afignis, LLC, Leslie Lucas Partners, LLC, Wits Basin and Alfred A. Rapetti (the “Shea Exchange Agreement”) whereby we acquired certain assets from Shea Mining, which assets include those located in Tonopah, Nevada, of land, buildings, a dormant milling facility, abandoned milling equipment, water permits and mine tailings (financed through a note payable assigned to us), mine dumps, a property lease and a contract agreement in exchange for 35,000,000 shares of our unregistered shares. The Shea Exchange Agreement did not include any operable toll milling equipment, employees or operational processes and therefore has been accounted for as a purchase of a group of assets. We completed the Shea Exchange Agreement to acquire the Shea Mining assets and develop a toll milling services business of precious minerals. Toll milling is a process whereby mined material is crushed and ground into fine particles to ease the extraction of any precious minerals contained therein, such as gold, silver, lead, zinc and copper, and rare earth metals. See Note 4 – Acquisition of Shea Milling and Mining Assets for a detailed discussion.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements includes the accounts of Standard Metals Processing, Inc. and our wholly owned subsidiaries Tonopah Milling and Metals Group, Inc. (and its wholly owned subsidiaries Tonopah Custom Processing, Inc. and Tonopah Resources, Inc.) and Standard Renewable Energy, Inc. All significant intercompany transactions, accounts and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K filed April 11, 2014. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year as a whole.

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

NOTE 3 – COMPANY’S GOING CONCERN

The accompanying condensed financial statements have been prepared in conformity with US GAAP, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2014, we incurred losses from operations of $3,504,351. At March 31, 2014, we had an accumulated deficit of $39,332,071 and a working capital deficit of $1,471,474. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. We believe that future private placements of equity capital and debt financing are needed to fund our long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If we are unable to obtain the necessary capital, we may have to cease operations.

NOTE 4 – ACQUISITION OF SHEA MINING AND MILLING ASSETS

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

Furthermore, Wits Basin had entered into certain commitments which involved shares of our common stock and as a result of their exchange of substantially all of the Company’s common stock they held for Series A Preferred Stock, they could no longer honor those commitments. In consideration of Wits Basin agreeing to the exchange, the Company agreed to enter into two stock option agreements as follows: (1) the Company granted to one of Wits Basin’s major lenders a replacement stock option, on substantially the same terms as the stock option issued by Wits Basin, to purchase up to 1,299,000 shares of the Company’s common stock at an exercise price of $1.00 per share expiring on December 14, 2014 (of which the holder exercised 10,000 shares of the option with a payment of $10,000 during 2011) and (2) the Company granted to Wits Basin a replacement stock option, expiring on December 19, 2014, to purchase up to 630,000 shares of the Company’s common stock, at an exercise price of $0.50 per share.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

We are preparing our Tonopah property site for the construction of our permitted custom processing toll milling facility including grading the land, installing fencing and working with contractors for our 21,875 square foot building and servicing and drilling various wells for our future operations.

Components of our property, plant and equipment are as follows:

	March 31,	December 31,
	2014	2013
Equipment	$21,000	$21,000

Construction in progress	$245,604	$68,349
Less accumulated depreciation	(4,407)	—
	$262,197	$89,349

NOTE 6 – SHORT-TERM NOTES PAYABLE

The following table summarizes the Company’s short-term notes payable:

	March 31,	December 31,
	2014	2013
Promissory note issued on September 7, 2010, in the principal amount of $25,000 to Stephen Flechner, our President at the time, utilized for a potential mining project; stated interest rate of 5%; accrued interest of $4,147 at December 31, 2013; with a maturity date of November 30, 2010, original terms apply in the default period. (1)	$—	$25,000

Totals	$—	$25,000

(1) Secured by a personal guarantee of Stephen D. King, our CEO at the time. The principal and interest of this note were paid in full on February 13, 2014.

Summary

The following table summarizes the short-term notes payable activity in for the quarter ended March 31, 2014:

Balance at December 31, 2013	$25,000
Add: advances from Pure Path	—
Less: principal repaid	25,000
Balance at March 31, 2014	$—

There were no short-term notes outstanding as of March 31, 2014.

NOTE 7 - SHAREHOLDERS’ EQUITY

Preferred Stock

Series A

Simultaneous with the Shea Exchange Agreement, Wits Basin exchanged 19,713,544 shares of our common stock it held for 10,000,000 shares ($.001 par value each) of "Series A Preferred Stock" with an original issue price of $1.00 per share.

Attributes of Series A Preferred Stock can be found in the Form 10-K for the year ended December 31, 2013 filed with the Commission on April 11, 2014 and in the Company’s filings with the Secretary of State of Colorado.

Series B

There are no shares of Series B Preferred Stock issued and outstanding.

Attributes of Series B Preferred Stock can be found in the Form 10-K for the year ended December 31, 2013 filed with the Commission on April 11, 2014 and in the Company’s filings with the Secretary of State of Nevada.

Common Stock Issuances

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

Stock Warrants

The following table summarizes information about the Company’s stock warrants outstanding:

	Number	Weighted Average Exercise Price	Range of Exercise Price	Weighted Remaining Contractual Life
Outstanding at December 31, 2013	13,989,206	$0.67	$0.20 – 1.00

Granted	—	$—	$—
Cancelled or expired	—	—	—
Exercised	(2,130,867)	$(0.34)	$0.25 – 1.00
Warrants outstanding at March 31, 2014	11,858,339	$0.73	$0.20 – 1.00	3.4 years

Warrants exercisable at March 31, 2014	11,858,339	$0.73	$0.20 – 1.00

During the three months ended March 31, 2014, a total of 2,130,867 warrants to purchase common stock were exercised: 1,730,867 warrants were exercised at a price of $0.25 per share; 200,000 warrants exercised at $1.00 per share and 200,000 at $0.50 per share for an aggregate total of $732,717.

Stock Option Grants

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

We grandfathered the following options issued to consultants during the 4 th quarter of 2013 in to the 2014 Plan:

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

The Company entered into a Consulting Agreement with EAS Advisors, LLC (“EAS”) on January 1, 2014, whereby EAS agreed to provide the Company general corporate advice, guidance and strategic services relating to the Company’s milling assets and the development of mining clients and contacts. As consideration for such services, the Company granted EAS an aggregate of 2,000,000 options to purchase common stock of the Company, with 1,000,000 shares available for purchase at an exercise price of $1.25 per share and 1,000,000 shares available for purchase at an exercise price of $2.25 per share, with a grant term of seven years and subject to a vesting schedule. With respect to the options to purchase up to 1,000,000 shares at $1.25 per share, 250,000 options vest upon each of the following: (i) January 1, 2014 (the “EAS Grant Date”); (ii) 90 days after the EAS Grant Date; (iii) 180 days after the EAS Grant Date; and (iv) 270 days after the EAS Grant Date. With respect to the options to purchase up to 1,000,000 shares at an exercise price of $2.25 per share, 250,000 options vest upon each of the following: July 1, 2014, October 1, 2014, November 1, 2014 and December 1, 2014. The Company estimated the fair value of these options of $1,398,584 using the above Black-Scholes pricing model and will amortize over the vesting term.

The Company uses the Black-Scholes pricing model as a method for determining the estimated fair value for stock awards. Compensation expense for stock awards is recognized on a straight-line basis over the vesting period of service awards and for performance based awards, the Company recognizes the expense when the performance condition is probable of being met.

In determining the compensation cost of the stock awards granted during fiscal 2014, the fair value of each grant had been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized below:

	March 31,
	2014	2013
Risk-free interest rate	2.41%	—
Expected volatility factor	75%	—
Expected dividend	—	—
Expected option term	7 years	—

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

The Company recorded $2,105,055 and $0 related to non-cash compensation expense for the three months ended March 31, 2014 and 2013, respectively. All compensation expense is included in general and administrative expense. There was no tax benefit from recording this non-cash expense due to our income tax valuation allowance and due to a portion of the options being incentive stock options. The compensation expense had a $0.02 and $0.00 per share impact on the loss per share for the three month period ended March 31, 2014 and 2013, respectively. As of March 31, 2014, there was $4,456,177 in unrecognized compensation expense.

The following tables summarize information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price
Options outstanding - December 31, 2012	10,438,335	$0.64

Granted	28,500,000	0.89
Canceled or expired	(6,187,493)	0.56
Exercised	—	—
Options outstanding - December 31, 2013	32,750,842	$0.88

Granted	2,000,000	1.75
Canceled or expired	—	—
Exercised	—	—
Options outstanding – March 31, 2014	34,750,842	$0.93

Weighted average fair value of options granted during the year ended March 31, 2014		$0.34
Weighted average fair value of options granted during the year ended March 31, 2013		$0.43

A summary of the Company’s nonvested options at March 31, 2014, and changes during the period ended March 31, 2014, is presented below:

	Options	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	21,750,000	$0.24
Granted	2,000,000	$0.69
Vested	(3,250,000)	$0.26
Forfeited	—	$—
Nonvested, end of period	20,500,000	$0.27

The following tables summarize information about stock options outstanding and exercisable at March 31, 2014:

	Options Outstanding at March 31, 2014
Range of Exercise Prices	Number Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)

$0.40 to $0.60	7,361,842	5.9 years	$0.47	$11,653,537
$0.61 to $1.00	10,600,000	6.0 years	$0.69	$14,440,000
$1.00 to $1.50	15,789,000	6.1 years	$1.23	$12,953,450
$1.50 to $2.25	1,000,000	6.8 years	$2.25	$—
$0.40 to $2.25	34,750,842	6.0 years	$0.93	$39,046,987

	Options Exercisable at March 31, 2014
Range of Exercise Prices	Number Exercisable	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)

$0.40 to $0.60	3,611,842	5.1 years	$0.50	$5,616,037
$0.61 to $1.00	7,600,000	5.8 years	$0.70	$10,240,000
$1.00 to $1.50	3,039,000	4.2 years	$1.14	$2,753,450
$1.50 to $2.25	—	—	$—	$—
$0.40 to $2.25	14,250,842	5.3 years	$0.74	$18,609,487

(1) The aggregate intrinsic value in the table represents the difference between the closing stock price on March 31, 2014 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on March 31, 2014. No options were exercised during the quarter ended March 31, 2014.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In May 2011, the Company entered into an agreement with a consultant to operate and manage a future toll milling facility in Clark County, Nevada as well as to perform other services, as requested by the Company. The term of the agreement was for two years and could be renewed by mutual agreement of the parties.  In return for these services, the Company has agreed to the following compensation throughout the term of this agreement:

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

The Company has abandoned any plans to construct a facility in Clark County because of zoning and permitting requirements, this location could have only been a laboratory and not a facility that housed both toll milling capabilities and a laboratory. At December 31, 2013, the Company had accrued $458,250 and $183,790 for the future issuance of the common stock and unpaid monthly cash payments, respectively. On February 13, 2014, the Company issued the 300,000 unregistered shares of common stock valued at $480,000 to the consultant.

NOTE 9 – SUBSEQUENT EVENTS

Debt Settlements

On April 22, 2014, the Company entered into a Debt Settlement Agreement with a debt holder wherein a $100,000 debt was settled for 112,360 shares of restricted common stock.

Warrant Exercises

On April 1, 2014, 167,000 warrants to purchase common stock were exercised at a price of $0.60 per share for a total of $100,200.

On April 22, 2014, 1,000,000 warrants to purchase common stock were exercised at a price of $0.60 per share for a total of $600,000.

On May 9, 2014, 200,000 warrants to purchase common stock were exercised at a price of $0.50 per share for a total of $100,000.

Salary Increase

The Compensation Committee authorized the increase of Ms. Ullman’s salary to $300,000 per year and the increase of Mr. Stieben’s salary to $150,000 per year to be effective May 1, 2014 due to the increased responsibilities and amount of work required of the current officers of the Company and Tonopah Custom Processing, Inc. created by the active development and preparation of operations on the Tonopah, Nevada property in Esmeralda County.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis of financial condition and results of operations should be read in connection with the accompanying unaudited condensed financial statements and related notes thereto included elsewhere in this Report and the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2013.

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

Water Pollution Control Permit

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

The WPCP must be approved prior to commencing the planned construction of our processing plant in Tonopah, Nevada. We are still in the technical review stage of our WPCP. While the Company awaits approval, NDEP has allowed us to do limited site preparation.

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

NDEP’s review of the WPCP application typically takes 225 days. However, a backlog of permit applications may cause delays. We engaged HDR Engineering, Inc. to assist in the final portion of permitting with NDEP.

Water, Wells and Drilling Permit

The existing water rights on the property utilize two wells (points of diversion). We are in the process of obtaining a drilling permit from the Nevada Department of Water Resources (“NDWR”) to move the point of diversion of one of our existing wells. The historic production well has not been used in recent years and is too far away from our new production plant. We are moving the point of diversion closer to our proposed production plant site to provide a localized source of fresh water. We hired Bruce Mackay Pump and Well Service to drill the new process/fresh water well that will change the point of diversion and drill a new well. Drilling is expected to commence in June 2014.

We placed a new 14,600 gallon water tank on the Tonopah property and completely rebuilt our existing domestic well to provide a supply of water for construction on the property, the construction office, and the newly built Recreational Vehicle (“RV”) park. The service of the domestic well included replacing the existing well pump with a higher volume submersible pump, installing a two inch supply line from the well to a 1,500 gallon fresh water supply tank, and a secondary water system including two 80 gallon pressure bladders and individual supply lines.

On March 10, 2014, we retained Interflow Hydrology, Inc. (“Interflow”) to engineer, design and oversee the installation of our four monitoring wells. The monitoring wells will be utilized by taking water samples up-gradient and down-gradient of our processing plant. A gradient is a direction of flow or convergence of the underground aquifer on the property. NDEP is permitting the Company to begin the installation of up to one up-gradient and three down-gradient monitoring wells.  We will take samples from the monitoring wells each quarter once it is operational to compare the laboratory water test results from up-gradient and down-gradient to act as a control. The baseline values of water quality are compared between up-gradient and down-gradient monitoring wells to show our site is not releasing any pollutants into the water table. Interflow will design and oversee the installation of the four monitoring wells and will provide us with an interpretation of groundwater gradient under our processing plant.

Eagle Drilling, Inc. is scheduled to begin drilling the four monitoring wells in mid-May 2014. CEM Allstate Environmental and Interflow will be present to oversee the installation.

Site and Facility Preparation

The Company received leased heavy equipment on August 1, 2013 which was used to begin cleanup of the site to prepare it for the new construction. We ordered a pre-fabricated building on November 4, 2013 and took delivery of the building on March 21, 2014. Upon receipt of our WPCP, we will begin erecting the building, which could take up to 120 days to complete.

The Company accepted delivery of additional large heavy equipment and broke ground on April 1, 2014. We completed the initial grading of specific designated areas on the 40 undisturbed acres of land including clearing all vegetation, removing of all scrap metal, and the excavation of the building pad for the preparation of the new 21,875 square foot processing plant. With the additional large heavy equipment onsite, we have completed the removal of all the extra and unnecessary materials and old equipment that have accumulated on the land.

We installed approximately one mile of perimeter security fencing around the new building site and contracted NV Energy to provide a new service line agreement upgrading our 100 amp service to 400 amp service to provide the construction offices and the RV park with electricity.

We engaged Dwyer Engineering, Inc., to provide engineered concrete footing designs and load calculations for our new processing plant.

In April 2014 we purchased a complete Concrete Batch Plant, including four cement trucks, to reduce the overall cost of construction activities on site. This purchase is estimated to reduce the overall cost of construction by at least $500,000.

The Company will also engage an electrical contractor to design and engineer our new on site electrical sub-station required to provide power to our new processing plant.

There is a severe housing shortage in the Tonopah area. Any available lodging has become increasingly expensive. In order to efficiently continue the rapid growth and improvements upon the Tonopah property, the Company completed a newly constructed, landscaped 5-space RV park complete with laundry facilities. The RV park allows us to house our construction contractors and provide onsite housing for future employees at a significant cost savings. The RV park was designed to easily allow future upgrades and up to 10 additional spaces. The new water supply system will supply individual water lines to each RV space and the new electricity service line agreement will provide electricity to the RV park.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2013.

Revenues

We had no revenues from any operations for the three months ended March 31, 2014 and 2013. Furthermore, we do not anticipate any significant future revenue until we have sufficiently funded operations.

General and administrative expenses were $2,530,490 for the three months ended March 31, 2014 as compared to $428,225 for the same period in 2013. Of the $2,530,490 in the three months ended March 31, 2014, we recorded $2,105,055 of compensation expense related to options and warrants as compared to $0 of compensation expenses related to options in the same period in 2013. In the three months ended March 31, 2014, compensation expenses as well as operating expenses increased due to the employment agreements the Company entered into with its key officers and the increase in construction costs as we have begun site preparation for the toll milling facility and costs associated with permits, research and agreements. We anticipate that future compensation expenses will increase and that certain operating expenses will continue to increase for fiscal 2014 as we continue to build the infrastructure to proceed with permitted custom processing toll milling services.

Other Income and Expenses

Other Income

We receive monthly payments of $529 from American Tower Corporation for a cellular tower located on our Tonopah land.

Interest Expense

Interest expense for the three months ended March 31, 2014 was $44,905 compared to $109,764 for the same period in 2013. The 2014 and 2013 amounts relate primarily to the interest due on our notes payable: (i) the $2,500,000 secured, convertible promissory note issued to Pure Path on October 10, 2013 in accordance with the settlement agreement of same date. All prior debt was subsumed under this note, the outstanding of which was $2,092,097 plus accrued interest at 8% per annum on March 31, 2014; (ii) the short-term note payable; and (iii) the convertible notes issued in 2011 and 2012.

The payment of the short-term note in item (ii) and the conversion of all but $275,000 of item (iii) above contributed to the significant decreases from the 2013 amounts.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements through the issuance of debt and the issuance of common stock through the exercise of common stock purchase warrants during 2014 and 2013. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had a working capital deficit of $1,471,474 at March 31, 2014. Cash and cash equivalents were $104,299 at March 31, 2014, representing a decrease of $38,800 from the cash and cash equivalents of $143,099 at December 31, 2013.

Our cash reserves will not be sufficient to meet our operational needs and thus, we need to raise additional capital to pay for our operational expenses and provide for capital expenditures. Our basic operational expenses are estimated at approximately $500,000 per month. Above the basic operational expenses, we estimate that we need approximately $5,400,000 to begin limited toll milling operations. If we are not able to raise additional working capital, we may have to cease operations altogether.

For the three months ended March 31, 2014, we had net cash used in operating activities of $569,262 as compared to $143,659 for the three months ended March 31, 2013.

For the three months ended March 31, 2014 and 2013 we had net cash used in investing activities of $117,255 and $0 respectively. The amount in 2014 was due to the funds required to conduct site preparation on our Tonopah, Nevada property.

For the three months ended March 31, 2014 and 2013, we had net cash provided by financing activities of $707,717 and $159,537, respectively.

The following table summarizes our debt as of March 31, 2014:

Outstanding Amount		Interest Rate	Unamortized Discounts	Accrued Interest	Maturity Date		Type
$2,092,097	(1)	8%	$—	$76,374	April 10, 2015		Convertible
$175,000	(2)	6%	$—	$31,874		(3)	Convertible

(1)	Represents the outstanding balance of the original note payable to NJB Mining Inc. that was purchased directly by Pure Path Capital Management and restructured with their other short-term debt into the 8% Senior Secured Convertible Promissory Note maturing on April 10, 2015 (for the assets located in Tonopah).
(2)	Beginning in January 2011, we entered into various six-month convertible promissory notes convertible at a price of $0.50 per share and issued a two-year stock purchase warrant with an exercise price of $0.50 per share at a rate of 2 warrants per $1 of note.
(3)	The outstanding convertible promissory notes began maturing on July 26, 2011 through March 2, 2012. These convertible notes are currently past due and original terms apply in the default period.

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

Off-Balance Sheet Arrangements

During the three months ended March 31, 2014, we did not engage in any off balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

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

Based on this evaluation and taking into account that certain material weaknesses existed as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were not effective. As a result of this conclusion, the financial statements for the period covered by this Quarterly Report on Form 10-Q were prepared with particular attention to the material weaknesses previously disclosed. Notwithstanding the material weaknesses in internal controls that continue to exist as of March 31, 2014, we have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

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

Midwest Investment Partners, LLC

On September 6, 2013, Midwest Investment Partners, LLC filed suit against the Company alleging a breach of the Company’s obligations under a $50,000 6% Convertible Promissory Note, dated April 5, 2011, and a $25,000 6% Convertible Promissory Note, dated September 2, 2011, by (i) failing to repay the April 5, 2011 Note when due on October 6, 2011, and (ii) failing to repay the September 2, 2011 Note when due on February 29, 2012. On January 10, 2014, Defendant filed its Answer with Affirmative and Other Defenses to Plaintiff’s Complaint and Demand for Jury Trial. There was an initial pre-trial conference on February 18, 2014. At the initial conference, the parties filed and the Court approved a Joint Case Management Plan setting the timing and sequence of discovery in the action. A settlement conference was held on March 28, 2014. The parties did not reach a settlement agreement. The Court thereafter scheduled a settlement conference to be held on October 15, 2014. The Company plans to vigorously defend the claim.

On March 17, 2014, Midwest Investment Partners, LLC filed suit against Standard Metals Processing, Inc. alleging that Standard Metals had wrongfully refused to remove a transfer restriction on Midwest’s shares of Standard Metals stock pursuant to Rule 144 of the Securities Act. On March 27, 2014, Standard Metals filed in the United States District Court, Southern District of Indiana, Evansville Division  a Verified Notice of Removal of a Civil Action requesting that the case proceed in the Court as an action properly removed pursuant to 28 U.S.C. §§ 1441 (a) and (b). On April 15, 2014, Standard Metals served and filed its Answer and Affirmative Defenses to Plaintiff's Complaint and Demand for Jury Trial. Standard Metals plans to vigorously defend the claim.

Item 1A. Risk Factors

The most significant risk factors applicable to the Company are described in Part I Item 1A entitled “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 Form 10-K”). There have been no material changes to the risk factors previously disclosed in the 2012 Form 10-K. The risks described in the 2013 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to management may materially adversely affect the Company’s business, financial condition, and/or operating results.

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

Warrant Exercises

During the first quarter of 2014, a total of 2,130,867 warrants to purchase common stock were exercised: 1,730,867 warrants were exercised at a price of $0.25 per share; 200,000 warrants exercised at $1.00 per share and 200,000 at $0.50 per share for an aggregate total of $732,717.

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

Date: May 15, 2014

	By:	/s/ Sharon L. Ullman
Sharon L. Ullman
Chief Executive Officer

	By:	/s/ Joseph Rosamilia
Joseph Rosamilia
Chief Financial Officer

