Form 10-Q
period 2014-06-30
Standard Metals Processing, Inc.
filed 2014-08-12
CIK 773717

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ☐ No ☒

As of August 12, 2014, there were 101,246,576 shares of the Registrant’s common stock, par value $.001, outstanding.

STANDARD METALS PROCESSING, INC.

FORM 10-Q

TABLE OF CONTENTS

June 30, 2014

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

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

STANDARD METALS PROCESSING, INC.

(AN EXPLORATION STAGE COMPANY)

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2014	2013
Assets
Current assets:
Cash	$105,223	$143,099
Prepaid expenses	60,015	5,000
Total current assets	165,238	148,099
Shea Mining and Milling Assets	35,159,427	35,159,427
Property, plant and equipment:
Machinery and equipment	21,000	21,000
Construction in progress	1,224,760	68,349
	1,245,760	89,349
Accumulated depreciation	(8,813)	-
Net property, plant and equipment	1,236,947	89,349
Total Assets	$36,561,612	$35,396,875

Liabilities and Shareholders’ Equity
Current liabilities:
Senior secured convertible promissory note payable, related party	$2,092,097	$-
Short-term notes payable	-	25,000
Convertible notes payable, current portion	175,000	275,000
Due to Wits Basin Precious Minerals Inc.	16,616	16,616
Accounts payable	961,330	1,138,951
Accrued interest	155,167	86,143
Accrued expenses	751,842	1,385,251
Total current liabilities	4,152,052	2,926,961

Commitments and Contingencies (Note 8)

Senior secured convertible promissory note payable, related party	-	2,092,097

Preferred stock, 50,000,000 shares authorized:

Series A, $.001 par value, 10,000,000 and 10,000,000 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	10,000,000	10,000,000

Shareholders’ equity:
Series B preferred stock, no shares issued and outstanding,	-	-
Common stock, $.001 par value, 500,000,000 shares authorized:
100,351,576 and 91,266,411 shares issued and outstanding
June 30, 2014 and December 31, 2013, respectively	100,352	91,266
Additional paid-in capital	71,215,142	56,114,271
Accumulated deficit during exploration stage	(48,905,934)	(35,827,720)
Total shareholders’ equity	22,409,560	20,377,817
Total Liabilities and Shareholders’ Equity	$36,561,612	$35,396,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

(AN EXPLORATION STAGE COMPANY)

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended		September 28, 2004 (inception) to
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014

Revenues	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	9,491,114	248,544	12,021,604	676,769	32,780,597
Exploration expenses	-	-	-		5,876,922
Depreciation and amortization	4,406	-	8,813		340,174
Loss on disposal of assets	-	-	-		53,287

Total operating expenses	9,495,520	248,544	12,030,417	676,769	39,050,980
Loss from operations	(9,495,520)	(248,544)	(12,030,417)	(676,769)	(39,050,980)

Other income (expense):
Other income	1,587	1,587	3,174	2,645	14,916
Loss on settlement of debt	(32,924)	-	(959,020)	(21,033)	(2,331,997)
Interest expense	(47,006)	(115,717)	(91,951)	(225,481)	(7,184,178)
Foreign currency loss	-	-	-	-	(353,695)

Total other income (expense)	(78,343)	(114,130)	(1,047,797)	(243,869)	(9,854,954)
Loss from operations before income taxes	(9,573,863)	(362,674)	(13,078,214)	(920,638)	(48,905,934)

Income tax provision	-	-	-	-	-
Net loss	$(9,573,863)	$(362,674)	$(13,078,214)	$(920,638)	$(48,905,934)

Basic and diluted net loss per common share	$(0.10)	$(0.01)	$(0.14)	$(0.02)

Basic and diluted weighted average common shares outstanding	94,901,898	56,406,318	95,629,266	55,728,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

(formerly Standard Gold Holdings, Inc.)

(AN EXPLORATION STAGE COMPANY)

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)

			Additional
	Common stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

BALANCE, December 31, 2012	54,318,756	$54,318	$45,831,321	$(28,077,815)	$17,807,824

Stock issued for conversion of convertible debt	4,115,868	4,116	1,862,814	-	1,866,930

Stock issued for the conversion of notes payable, related party	27,000,000	27,000	1,473,000	-	1,500,000

Stock issued for the exercise of common stock warrants	2,275,138	2,275	495,510	-	497,785

Stock issued for the settlement of accrued liabilities	3,556,649	3,557	1,075,766	-	1,079,323

Warrants issued upon conversion of convertible debt	-	-	1,268,054	-	1,268,054

Options and warrants issued for employee compensation	-	-	3,226,501	-	3,226,501

Options issued for consultant compensation	-	-	881,305	-	881,305

Net loss	-	-	-	(7,749,905)	(7,749,905)
BALANCE, at December 31, 2013	91,266,411	$91,266	$56,114,271	$(35,827,720)	$20,377,817

Stock issued for conversion of convertible debt	237,118	237	118,322	-	118,559

Stock issued for the exercise of common stock warrants	3,997,867	3,999	1,828,918	-	1,832,917

Stock issued for the settlement of accounts payable and accrued expense	2,100,180	2,100	2,296,157	-	2,298,257

Options issued for compensation			6,267,724	-	6,267,724

Stock issued for compensation	2,750,000	2,750	4,589,750	-	4,592,500

Net loss	-	-	-	(13,078,214)	(13,078,214)

BALANCE, at June 30, 2014	100,351,576	$100,352	$71,215,142	$(48,905,934)	$(22,409,560)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

(formerly Standard Gold Holdings, Inc.)

(AN EXPLORATION STAGE COMPANY)

Condensed Consolidated Statements of Cash Flows

(unaudited)

			September 28,
			2004
	Six Months Ended		(inception) to
	June 30, 2014	June 30, 2013	June 30, 2014
OPERATING ACTIVITIES:
Net loss	$(13,078,214)	$(920,638)	$(48,905,934)
Adjustments to reconcile net loss to cash flows used in operating activities:
Expense incurred due to modification of warrants	-	-	54,226
Depreciation and amortization	8,813	-	340,174
Amortization of imputed interest and original issue discounts on debt	-	-	3,208,994
Amortization of prepaid consulting fees related to issuance of common stock and warrants	-	-	491,000
Amortization of debt issuance costs	-	-	29,239
Compensation expense related to issuance of common stock, warrants and stock option grants	10,860,224	-	23,170,030
Issuance of common stock for extension of maturity date	-	-	500,000
Loss on extinguishment of debt and accrued expenses	959,020	21,033	2,331,997
Increase in convertible note payable, related party through the payment of expenses	-	-	544,164
Loss on foreign currency	-	-	353,695
Issuance of common stock for expenses	-	-	2,118,400
Loss on disposal of miscellaneous assets	-	-	53,287
Issuance of equity securities by Wits Basin for exploration expenses	-	-	334,950
Debt incurred for exploration expenses	-	-	75,000
Changes in operating assets and liabilities:
Prepaid expenses	(55,015)	-	(60,015)
Accounts payable	646,289	181,526	1,484,050
Accrued expenses	(30,499)	390,482	4,810,364

Net cash used in operating activities	(689,382)	(327,597)	(9,066,379)

INVESTING ACTIVITIES:
Purchases of Shea Mining and Milling assets	-	-	(1,020,427)
Purchases of equipment	-	-	(206,215)
Payment for construction in progress	(1,156,411)	-	(1,224,760)

Net cash used in investing activities	(1,156,411)	-	(2,451,402)

FINANCING ACTIVITIES:
Payments on long-term debt	-	-	(491,106)
Payments from (advances to) Wits Basin	-	-	5,314,251
Repayment of short term note principal	(25,000)	-	(25,000)
Cash proceeds from issuance of common stock, warrants and exercise of stock options and warrants, net	1,832,917	-	3,504,396
Cash proceeds from debt	-	333,834	3,359,727
Debt issuance costs	-	-	(39,264)

Net cash provided by financing activities	1,807,917	333,834	11,623,004

Increase (Decrease) in CASH AND CASH EQUIVALENTS	(37,876)	6,237	105,223
CASH AND CASH EQUIVALENTS, beginning of period	143,099	94	-
CASH AND CASH EQUIVALENTS, end of period	$105,223	$6,331	$105,223

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of common stock in lieu of payment on long-term note	-	-	750,000
Accrued expenses converted into notes payable	-	-	537,257
Debt and accrued interest of Pure Path short-term loan facility converted into common stock	-	-	1,950,000
Short-term notes payable and accrued interest converted into convertible promissory notes	-	-	138,939
Convertible promissory notes and accrued interest converted into common stock	118,559	43,781	2,495,489
Expenses paid on behalf of Company by Pure Path through increase in short-term loan facility	-	-	184,202
Conversions into common stock of amounts originally due to Shea	225,000	-	365,000
Common stock issued in lieu of accounts payable and accrued expenses	114,237	410,968	1,988,983
Long-term debt incurred for the purchase of Bates-Hunter Mine	-	-	6,156,251
Advances from Wits Basin incurred for the purchase of Bates Hunter Mine	-	-	815,298
Accrued expenses incurred in connection with the purchase of Bates Hunter Mine	-	-	307,500
Offset to advances from Wits Basin for common stock purchase	-	-	(10
Amounts due to Wits Basin reclassified as additional paid-in capital	-	-	3,867,872
Amounts due to Wits Basin converted into a long-term note payable	-	-	2,500,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

(AN EXPLORATION STAGE COMPANY)

Notes to Condensed Consolidated Financial Statements

June 30, 2014

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements includes the accounts of Standard Metals Processing, Inc. and our wholly owned subsidiaries Tonopah Milling and Metals Group, Inc. (and its wholly owned subsidiaries Tonopah Custom Processing, Inc. and Tonopah Resources, Inc.) and Esmeralda Renewable Energy, Inc. All significant intercompany transactions, accounts and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K filed April 11, 2014. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year as a whole.

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

Management’s estimates of gold prices, recoverable reserves, probable outcomes, operating capital and reclamation costs are subject to risks and uncertainties that may affect the recoverability of mineral property costs.

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inceptionto- date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage that in prior years it had been in the development stage. The Company plans to early adopt ASU No. 2014-10 during the third quarter of the year ended December 31, 2014.

NOTE 3 – COMPANY’S GOING CONCERN

The accompanying condensed financial statements have been prepared in conformity with US GAAP, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2014, we incurred losses from operations of $13,078,214. At June 30, 2014, we had an accumulated deficit of $48,905,934 and a working capital deficit of $3,986,814. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. We believe that future private placements of equity capital and debt financing are needed to fund our long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If we are unable to obtain the necessary capital, we may have to cease operations.

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

Components of our property, plant and equipment are as follows:

	June 30,	December 31,
	2014	2013
Equipment	$21,000	$21,000

Construction in progress	1,224,760	68,349
Less accumulated depreciation	(8,813)	—
	$1,236,947	$89,349

NOTE 6 – SHORT-TERM NOTES PAYABLE

The following table summarizes the Company’s short-term notes payable:

	June 30,	December 31,
	2014	2013
Promissory note issued on September 7, 2010, in the principal amount of $25,000 to Stephen Flechner, our President at the time, utilized for a potential mining project; stated interest rate of 5%; accrued interest of $4,147 at December 31, 2013; with a maturity date of November 30, 2010, original terms apply in the default period. (1)	$—	$25,000

Totals	$—	$25,000

(1) Secured by a personal guarantee of Stephen D. King, our CEO at the time. The principal and interest of this note were paid in full on February 13, 2014.

Summary

The following table summarizes the short-term notes payable activity for the quarter ended June 30, 2014:

Balance at December 31, 2013	$25,000
Add: advances from Pure Path	—
Less: principal repaid	25,000
Balance at June 30, 2014	$—

There were no short-term notes outstanding as of June 30, 2014.

NOTE 7 - SHAREHOLDERS’ EQUITY

Preferred Stock

Series A

Simultaneous with the Shea Exchange Agreement, Wits Basin exchanged 19,713,544 shares of our common stock it held for 10,000,000 shares ($.001 par value each) of “Series A Preferred Stock” with an original issue price of $1.00 per share.

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

Common Stock Issuances

For services

On June 18, 2014, the Company issued 1,000,000 restricted common shares to a service provider. These shares were valued at fair value of $1.67 per share and have been charged as stock compensation to general and administrative expense.

On June 18, 2014, the Company issued 250,000 restricted common shares to the President of our subsidiary Tonopah Custom Processing, Inc. These shares were valued at fair value of $1.67 per share and have been charged as stock compensation to general and administrative expense.

On June 18, 2014, the Company issued 1,500,000 restricted common shares to an officer of the Company. These shares were valued at fair value of $1.67 per share and have been charged as stock compensation to general and administrative expense.

Conversion of Unsecured Note

A holder of a convertible promissory note dated January 26, 2011 converted the entirety of the note consisting of $100,000 of principal and $18,559 of interest on February 28, 2014 into 237,118 shares of the Company’s common stock.

Debt Settlements

On January 17, 2014, the Company entered into a Debt Settlement Agreement with a debt holder wherein a $193,910 debt was settled for 387,820 shares of restricted common stock. An additional $80,000 of debt was extinguished.

On January 17, 2014, the Company entered into a Debt Settlement Agreement with a debt holder wherein a $125,000 debt was settled for 250,000 shares of restricted common stock.

On January 17, 2014, the Company settled a $225,000 debt by converting the entire debt into 800,000 shares of restricted common stock of the Company. Pursuant to a Debt Settlement Agreement previously executed on April 3, 2013 the debt was converted at a per share price of $0.28125.

On February 13, 2014, the Company entered into a Agreement with a debt holder wherein a $458,250 of Accrued Expenses was settled for 300,000 shares of restricted common stock and $21,750 was charged as loss on settlement of debt to general and administrative expense.

On March 4, 2014, the Company entered into a Debt Settlement Agreement with a debt holder wherein a $100,000 debt was settled for 200,000 shares of restricted common stock.

On April 22, 2014, the Company entered into a Debt Settlement Agreement with a debt holder wherein a $100,000 debt was settled for 112,360 shares of restricted common stock.

On June 10, 2014, the Company issued 50,000 unregistered shares of common stock to a former consultant for the settlement of consulting fees.

The Company recorded $959,020 and $21,033 related to non-cash loss on settlement of debt for the six months ended June 30, 2014 and 2013, respectively.

Stock Warrants

The following table summarizes information about the Company’s stock warrants outstanding:

	Number	Weighted Average Exercise Price	Range of Exercise Price	Weighted Remaining Contractual Life
Outstanding at December 31, 2013	13,989,206	$0.67	$0.20 - 1.00

Granted	—	$—	$—
Cancelled or expired	—	—	—
Exercised	(3,997,867)	$0.46	$0.25 – 1.00
Warrants outstanding at June 30, 2014	9,991,339	$0.76	$0.20 – 1.00	3.5 years

Warrants exercisable at June 30, 2014	9,991,339	$0.76	$0.20 – 1.00

During the six months ended June 30, 2014, a total of 3,997,867 warrants to purchase common stock were exercised: 1,730,867 warrants were exercised at a price of $0.25 per share; 400,000 warrants exercised at $0.50 per share; 1,667,000 warrants exercised at $0.60 per share and 200,000 at $1.00 per share for an aggregate total of $1,832,917.

Stock Option Grants

2010 Plan

We had one stock option plan: the 2010 Stock Incentive Plan, as amended (the “2010 Plan”). Stock options, stock appreciation rights, restricted stock and other stock and cash awards may be granted under the 2010 Plan. In general, options vest over a period ranging from immediate vesting to five years and expire 10 years from the date of grant. Effective January 21, 2011, the Company’s Board of Directors (the “Board”) authorized an amendment to the 2010 Stock Incentive Plan, to increase the number of options available for granting under the 2010 Plan from 3,000,000 to 13,500,000 and authorized the Company to file an S-8 Registration Statement with the U.S. Securities and Exchange Commission (subsequently filed on January 27, 2011, File No. 333-171906) for the registration of the shares available in the 2010 Plan. On March 15, 2011, with the closing of the Shea Exchange Agreement a “change of control” event was deemed to have occurred and 13,500,000 previously granted stock options vested in full. Effective July 25, 2011, the 2010 Plan was amended to increase the total shares of stock which may be issued under the Plan from 13,500,000 to 14,500,000. As of December 31, 2012, an aggregate of 6,200,000 shares of our common stock are available to be granted under our 2010 Plan.

During 2012, we granted the following stock options:

(1)	In February 2012, the Company received from Manfred E. Birnbaum a notice of resignation from the Company’s Board of Directors (the “Board”). Effective with Mr. Birnbaum’s resignation, the Board approved a five-year option to purchase 100,000 shares of the Company’s common stock (valued at $43,000) at an exercise price of $0.47 per share, which was the closing price of the Company’s common stock on February 10, 2012, for his continued service as a consultant. The option is subject to the terms of the 2010 Plan and vested immediately. Furthermore, the Board authorized an additional five years to exercise his currently issued 900,000 stock options. The Company charged $222,000 to expense in 2012, as a result of these modifications. Of these options, 400,000 are available for exercise as of December 31, 2013 and 0 as of the date of this filing.

The Company has been receiving files from former officers and attorneys. Upon review of the files, the original 2010 Plan and Board Resolution were located. The 2010 Plan approved by the Board of Directors on March 22, 2010 authorized 3,000,000 shares of common stock for issuance under the 2010 Plan. The Board of Directors voted to increase the number of shares available under the 2010 Plan on January 21, 2011. Section 9.11 of the 2010 Plan as approved by the Board states:

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

Pursuant to the terms of the 2010 Plan, the stockholders of the Company must approve this increase. As the stockholders of the Company did not approve the increase of shares available under the 2010 Plan, the increase on January 21, 2011 was not effective.

As of January 21, 2011 the Company had issued a total of 2,800,000 options to purchase shares under the 2010 Plan and had 200,000 shares remaining authorized and unissued. However, also on January 21, 2011, the Board of Directors authorized the issuance of 10,500,000 options. This issuance far exceeded the number of shares available and the excess issuances were not valid. As a correction measure, the Company has divided the 200,000 shares that were available pro-rata between the persons named in the resolution.

As a result of this correction there are a total of 1,631,842 options granted and available for exercise under the 2010 Plan outstanding as of the date of this filing.

The Board of Directors terminated the 2010 option plan on August 23, 2013.

Options issued in 2013

The following options were issued in 2013 outside of any option plan:

The Company executed an Employment Agreement with Sharon Ullman dated effective November 13, 2013. As compensation for her employment as the Chief Executive Officer of the Company, Ms. Ullman was granted a total of 4,500,000 options to purchase common stock of the Company at an exercise price of $0.38 per share, with a grant term of 7 years. A total of 1,500,000 options vest upon each of the following: (i) November 13, 2013; (ii) June 1, 2014; and (iii) June 1, 2015.

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

2014 Option Plan

By Board Resolution effective January 27, 2014, the Company adopted a 2014 Stock Incentive Plan (the “Plan”) to compensate employees and consulting groups in their efforts to enhance the long-term shareholder value of the Company. Pursuant to the Plan, selected persons are offered opportunities to participate in the Company’s growth and success and are encouraged to acquire and maintain stock ownership in the Company. The Plan grants options to purchase shares of our common stock vesting at dates beginning on the date of grant and issuable at chronological or performance increments. The Plan Administrator may also grandfather in existing options granted during 2013. The Company intends to submit the approval of the 2014 Plan to the shareholders for approval at the 2014 annual meeting.

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

On June 18, 2014, the Company granted 250,000 options to purchase common stock of the Company at an exercise price of $1.67 per share with a grant term of seven years to a legal advisor. The options vest in full on grant.

On June 18, 2014, the Company granted 750,000 options to purchase common stock of the Company at an exercise price of $1.67 per share with a grant term of seven years to the President of our Tonopah Custom Processing, Inc. subsidiary. The options vest in full on grant.

On June 18, 2014, the Company granted 1,000,000 options to purchase common stock of the Company at an exercise price of $1.67 per share with a grant term of seven years to an officer of the Company. The options vest in full on grant.

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

In determining the compensation cost of the stock awards granted during fiscal 2014, the fair value of each grant had been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized below:

	June 30,
	2014	2013
Risk-free interest rate	2.21 % to 2.41%	—
Expected volatility factor	75%	—
Expected dividend	—	—
Expected option term	7 years	—

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

The Company recorded $6,267,724 and $0 related to non-cash compensation expense for the six months ended June 30, 2014 and 2013, respectively. All compensation expense is included in general and administrative expense. There was no tax benefit from recording this non-cash expense due to our income tax valuation allowance and due to a portion of the options being incentive stock options. The compensation expense had a $0.07 and $0.00 per share impact on the loss per share for the six-month period ended June 30, 2014 and 2013, respectively. As of June 30, 2014, there was $2,685,555 in unrecognized compensation expense.

The following tables summarize information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price
Options outstanding - December 31, 2012	10,438,335	$0.64

Granted	28,500,000	0.89
Canceled or expired	(6,187,493)	0.56
Exercised	—	—
Options outstanding - December 31, 2013	32,750,842	$0.88

Granted	4,000,000	1.71
Canceled or expired	—	—
Exercised	—	—
Options outstanding – June 30, 2014	36,750,842	$0.97

Weighted average fair value of options granted during the period ended June 30, 2014		$1.17
Weighted average fair value of options granted during the period ended June 30, 2013		$0.00

A summary of the Company’s non-vested options at June 30, 2014, and changes during the period ended June 30, 2014, is presented below:

	Options	Weighted Average Grant Date Fair Value
Non-vested, beginning of period	21,750,000	$0.24
Granted	4,000,000	$0.94
Vested	(16,142,859)	$0.27
Forfeited	—	$—
Non-vested, end of period	9,607,141	$0.27

The following tables summarize information about stock options outstanding and exercisable at June 30, 2014:

	Options Outstanding at June 30, 2014
Range of Exercise Prices	Number Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)

$0.40 to $0.60	7,361,842	5.6 years	$0.47	$10,917,352
$0.61 to $1.00	10,600,000	5.8 years	$0.69	$13,380,000
$1.01 to $1.50	15,789,000	5.9 years	$1.23	$11,374,550
$1.51 to $2.25	3,000,000	6.8 years	$1.86	$560,000
$0.40 to $2.25	36,750,842	5.9 years	$0.97	$36,231,902

	Options Exercisable at June 30, 2014
Range of Exercise Prices	Number Exercisable	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)

$0.40 to $0.60	5,611,843	5.3 years	$0.47	$7,579,852
$0.61 to $1.00	10,600,000	5.8 years	$0.69	$13,380,000
$1.00 to $1.50	8,431,859	5.2 years	$1.20	$4,899,550
$1.50 to $2.25	2,499,999	7.0 years	$1.67	$560,000
$0.40 to $2.25	27,143,701	5.6 years	$0.86	$26,419,402

(1) The aggregate intrinsic value in the table represents the difference between the closing stock price on June 30, 2014 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on June 30, 2014. No options were exercised during the quarter ended June 30, 2014.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In May 2011, the Company entered into an agreement with a consultant to operate and manage a future toll milling facility in Clark County, Nevada as well as to perform other services, as requested by the Company. The term of the agreement was for two years and could be renewed by mutual agreement of the parties.  In return for these services, the Company had agreed to the following compensation throughout the term of this agreement:

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

NOTE 9 – SUBSEQUENT EVENTS

Settlement Agreement

On July 15, 2014, the Company entered into a Settlement Agreement with a former director wherein the parties agreed on the number of options issued to the former director under the 2010 Plan, resolved any and all claims against the Company and the Company issued 150,000 warrants with an exercise price of $2.00 per share that expire July 15, 2017 to the former officer.

Option Exercise

On July 15, 2014, a holder with an option to purchase a total of 400,000 shares under the 2010 Plan originally granted on September 14, 2010 executed a cashless exercise wherein 282,000 restricted shares were issued and 118,000 shares were surrendered as payment for the issued shares.

Warrant Exercise

On July 17, 2014, 613,000 warrants to purchase common stock were exercised at a per share price of $0.60 for a total of $367,800.

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

Overview of the Company

Standard Metals Processing, Inc. (“we,” “us,” “our,” “Standard Metals” or the “Company”) is an exploration stage company having offices in Gadsden, Alabama, New York, New York and through its subsidiary, a property in Tonopah, Nevada. Our business plan is to purchase equipment and build a facility on our Tonopah property to serve as a permitted custom processing toll milling facility (which includes an analytical lab, pyrometallurgical plant, and hydrometallurgical recovery plant).

The Company will perform permitted custom processing toll milling, a process whereby mined material is crushed and ground into fine particles to ease the extraction of any precious minerals contained therein, such as minerals in the gold, silver and platinum metal groups. Custom milling and refining can include many different processes that are designed specifically for each ore load and to maximize the extraction of precious metals from carbon or concentrates. These toll-processing services also distill, dry, mix, or mill chemicals and bulk materials on a contractual basis and provide a chemical production outsourcing option for industrial companies, which lack the expertise, capacity, or regulatory permits for in-house production.

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

We are preparing for construction of our processing facility, which includes working with contractors that will be building the new 21,875 square foot processing plant, cleaning and preparing the property, and refurbishing a trailer that will act as our construction office.

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

Water, Wells and Drilling Permit

The existing water rights on the property utilize two wells (points of diversion). We are in the process of obtaining a drilling permit from the Nevada Department of Water Resources (“NDWR”) to move the point of diversion of one of our existing wells. The historic production well has not been used in recent years and is too far away from our new production plant. We are moving the point of diversion closer to our proposed production plant site to provide a localized source of fresh water. We hired Bruce Mackay Pump and Well Service to drill the new process/fresh water well that will change the point of diversion and drill a new well. Drilling commenced in June 2014.

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

On March 10, 2014, we retained Interflow Hydrology, Inc. (“Interflow”) to engineer, design and oversee the installation of our four monitoring wells. The monitoring wells will be utilized by taking water samples up-gradient and down-gradient of our processing plant. A gradient is a direction of flow or convergence of the underground aquifer on the property. NDEP is permitting the Company to begin the installation of up to one up-gradient and three down-gradient monitoring wells.  We will take samples from the monitoring wells each quarter once they are operational to compare the laboratory water test results from up-gradient and down-gradient to act as a control. The baseline values of water quality are compared between up-gradient and down-gradient monitoring wells to show our site is not releasing any pollutants into the water table. Interflow will also provide us with an interpretation of groundwater gradient under our processing plant.

During the second quarter of 2014 we completed the installation of three monitoring wells and completed the background water testing (NDEP mandated Profile 1 water quality testing). We were notified that our three wells are sufficient and we do not need to drill a fourth. Eagle Drilling, Inc. drilled the monitoring wells and Interflow oversaw the installation.

Site and Facility Preparation

The Company received leased heavy equipment on August 1, 2013, which was used to begin cleanup of the site to prepare it for the new construction. We ordered a pre-fabricated building on November 4, 2013 and took delivery of the building on March 21, 2014. Upon receipt of our WPCP, we will begin erecting the building, which could take up to 120 days to complete.

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

We installed approximately one mile of perimeter security fencing around the new building site and contracted NV Energy to provide a new service line agreement upgrading our 100 amp service to 400 amp service to provide the construction offices and the RV park with electricity. During the second quarter of 2014, the Company hired an electrical contractor to design and engineer our new on-site electrical sub-station required to provide power to our new processing plant.

We engaged Dwyer Engineering, Inc., to provide engineered concrete footing designs and load calculations for our new processing plant. Although not required, the processing plant is being erected in strict conformity with the 2006 IRC building codes.

In April 2014 we purchased a complete Concrete Batch Plant, including four cement trucks, to reduce the overall cost of construction activities on site. This purchase is estimated to reduce the overall cost of construction by at least $500,000.00.

There is a severe housing shortage in the Tonopah area. Any available lodging has become increasingly expensive. In order to efficiently continue the rapid growth and improvements upon the Tonopah property, the Company completed a newly constructed, landscaped 5-space RV park complete with laundry facilities. The RV park allows us to house our construction contractors and provide onsite housing for future employees at a significant cost savings. The RV park was designed to easily allow future upgrades and up to 10 additional spaces. The new water supply system will supply individual water lines to each RV space and the new electricity service line agreement will provide electricity to the RV park. The RV park was finished in Q2 2014.

We have engaged CivilWise Engineering to perform all civil engineering including the creation of a master site plan, a topographical study of the property, site drainage plans, sewer plans, vehicle access roadway and path plans and a soils and geology study.

RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2013.

Revenues

We had no revenues from any operations for the six months ended June 30, 2014 and 2013. Furthermore, we do not anticipate any significant future revenue until we have sufficiently funded operations.

General and administrative expenses were $12,021,604 for the six months ended June 30, 2014 as compared to $676,769 for the same period in 2013. Of the $12,021,604 in the six months ended June 30, 2014, we recorded $10,860,224 of compensation expense related to options and warrants as compared to $0 of compensation expenses related to options in the same period in 2013. In the six months ended June 30, 2014, compensation expenses as well as operating expenses increased due to the employment agreements the Company entered into with its key officers and the increase in construction costs as we have begun site preparation for the toll milling facility and costs associated with permits, research and agreements. We anticipate that future compensation expenses will increase and that certain operating expenses will continue to increase for fiscal 2014 as we continue to build the infrastructure to proceed with permitted custom processing toll milling services.

General and administrative expenses were $9,491,114 for the three months ended June 30, 2014 as compared to $248,544 for the same period in 2013. Of the $9,491,114 in the three months ended June 30, 2014, we recorded $8,733,419 of compensation expense related to options and warrants as compared to $0 of compensation expenses related to options in the same period in 2013. In the three months ended June 30, 2014, compensation expenses as well as operating expenses increased due to the employment agreements the Company entered into with its key officers and the increase in construction costs as we have begun site preparation for the toll milling facility and costs associated with permits, research and agreements.

Other Income and Expenses

Other Income

We receive monthly payments of $529 from American Tower Corporation for a cellular tower located on our Tonopah land.

Interest Expense

Interest expense for the three and six months ended June 30, 2014 was $47,006 and $91,951 respectively, compared to $115,717 and $225,481 for the same periods in 2013. The 2014 and 2013 amounts relate primarily to the interest due on our notes payable: (i) the $2,500,000 secured, convertible promissory note issued to Pure Path on October 10, 2013 in accordance with the settlement agreement of same date. All prior debt was subsumed under this note, the outstanding of which was $2,092,097 plus accrued interest at 8% per annum on June 30, 2014; (ii) the short-term note payable; and (iii) the convertible notes issued in 2011 and 2012.

The payment of the short-term note in item (ii) and the conversion of all but $275,000 of item (iii) above contributed to the significant decreases from the 2013 amounts.

Loss on settlement of debt

Loss on settlement of debt for the three and six months ended June 30, 2014 was $32,924 and $959,020 respectively compared to $0 and $21,033 for the same period in 2013. We have been negotiating with several previous debt holders to convert their debt to our common stock to conserve capital for building and operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements through the issuance of short-term debt and convertible debt during 2014 and 2013. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had a working capital deficit of $3,986,814 at June 30, 2014. Cash and cash equivalents were $105,223 at June 30, 2014, representing an increase of $98,892 from the cash and cash equivalents of $6,331 at June 30, 2013.

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

For the six months ended June 30, 2014, we had net cash used in operating activities of $689,382, as compared to $327,597 for the six months ended June 30, 2013.

For the six months ended June 30, 2014 and 2013 we had net cash used in investing activities of $1,156,411 and $0 respectively. The amount in 2014 was due to the funds required to conduct site preparation on our Tonopah, Nevada property.

For the six months ended June 30, 2014 and 2013, we had net cash provided by financing activities of $1,807,917 and $333,834, respectively.

The following table summarizes our debt as of June 30, 2014:

Outstanding Amount		Interest Rate	Unamortized Discounts	Accrued Interest	Maturity Date		Type
$2,092,097	(1)	8%	$—	$121,180	April 10, 2015		Convertible
$175,000	(2)	6%	$—	$31,372		(3)	Convertible

(1)	Represents the outstanding balance of the original note payable to NJB Mining Inc. that was purchased directly by Pure Path Capital Management and restructured with their other short-term debt into the 8% Senior Secured Convertible Promissory Note maturing on April 10, 2015 (for the assets located in Tonopah).
(2)	Beginning in January 2011, we entered into various six-month convertible promissory notes convertible at a price of $0.50 per share and issued a two-year stock purchase warrant with an exercise price of $0.50 per share at a rate of 2 warrants per $1 of note.
(3)	The outstanding convertible promissory notes began maturing on July 26, 2011 through March 2, 2012. These convertible notes are currently past due and original terms apply in the default period.

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

Off-Balance Sheet Arrangements

During the six months ended June 30, 2014, we did not engage in any off balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

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

Based on this evaluation and taking into account that certain material weaknesses existed as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were not effective. As a result of this conclusion, the financial statements for the period covered by this Quarterly Report on Form 10-Q were prepared with particular attention to the material weaknesses previously disclosed. Notwithstanding the material weaknesses in internal controls that continue to exist as of June 30, 2014, we have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

Due to the small number of employees dealing with general administrative and financial matters and the expenses associated with increases to remediate the disclosure controls and procedures that have been identified, the Company made some changes to its internal controls over financial reporting for the period covered by this Quarterly Report on Form 10-Q while continuing to seek the expertise it needs to remediate the material weaknesses at an appropriate cost benefit basis. The Company engaged a firm that will assist in day to day accounting operations including preparing and reviewing ledger accounts, assessing, designing and setting up accounting systems to facilitate the effective and efficient recording of accounting transactions, and provide assistance and support for management. The Company also hired a new Chief Financial Officer. Management believes the engagement of this firm and our new CFO will help the Company address its material weaknesses.

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

Midwest Investment Partners, LLC v. Standard Gold Holdings, Inc.

On September 6, 2013, Midwest Investment Partners, LLC filed suit in the United States District Court for the Southern District of Indiana, Evansville Division against Standard Gold Holdings, Inc. alleging a breach of the Company’s obligations under a $50,000 6% Convertible Promissory Note, dated April 5, 2011, and a $25,000 6% Convertible Promissory Note, dated September 2, 2011, by (i) failing to repay the April 5, 2011 Note when due on October 6, 2011, and (ii) failing to repay the September 2, 2011 Note when due on February 29, 2012. On January 10, 2014, Standard Gold filed its Answer with Affirmative and Other Defenses to Midwest’s Complaint and Demand for Jury Trial. On February 19, 2014, the Court approved the parties’ Joint Case Management Plan setting the timing and sequence of discovery in the action, and scheduling a settlement conference to be held on October 15, 2014. On April 3, 2014, Midwest filed a Motion for Summary Judgment. On May 1, 2014, Standard Gold filed its Response in Opposition to the Motion for Summary Judgment. On May 7, 2014, Midwest filed its Reply in Support of its Motion for Summary Judgment. To date, the Court has not issued a decision on the Motion. Standard Gold intends to vigorously defend against Midwest Investment Partners, LLC’s claims.

Midwest Investment Partners, LLC v. Standard Metals Processing, Inc.

On March 17, 2014, Midwest Investment Partners, LLC filed suit against Standard Metals Processing, Inc. in Vanderburgh County Superior Court, Vanderburgh, Indiana, alleging that Standard Metals had wrongfully refused to remove a transfer restriction on Midwest’s shares of Standard Metals stock pursuant to Rule 144 of the Securities Act. On March 27, 2014, Standard Metals filed a Notice of Removal of a Civil Action requesting that the case proceed in the United States District Court for the Southern District of Indiana, Evansville Division as an action properly removed pursuant to 28 U.S.C. §§ 1441 (a) and (b). On April 2, 2014, Standard Metals filed a Motion to Consolidate. On April 15, 2014, Standard Metals served and filed its Answer and Affirmative Defenses to Plaintiff’s Complaint and Demand for Jury Trial. On April 16, 2014, Midwest filed its Response in Opposition to Standard Metals’ Motion to Consolidate. On April 21, 2014, Standard Metals filed its Reply to Midwest’s Response in Opposition to Standard Metals’ Motion to Consolidate. On June 25, 2014, Midwest filed the parties’ Case Management Plan setting the timing and sequence of discovery in the action, which the Court approved on July 1, 2014. Trial is set for April 17, 2015. Standard Metals intends to vigorously defend against Midwest Investment Partners, LLC’s claims.

Standard Metals Processing, Inc. v. Steven E. Flechner, and fictitious parties A-Z who are individuals, entities, corporations, trusts, organizations or others who may have been issued stock options by Plaintiff pursuant to the January 21, 2011 Plan Amendment

On April 21, 2014, Standard Metals Processing, Inc. filed a Complaint for Declaratory Judgment in the Circuit Court of Etowah County, Alabama requesting that the Court issue a declaratory judgment finding that the January 21, 2011 amendment to the Stock Option Agreement approved by the Board of Directors on March 22, 2010 was invalid because it lacked required shareholder approval and rescinding any stock option awards issued thereafter; declaring that Stephen E. Flechner’s option rights allowed only for a pro-rata portion of available options, which must include appropriate and customary restrictive legends and declaring that the fictitious parties’ option rights allowed only for a corresponding pro-rata portion; or in the alternative, declaring that Flechner and the fictitious parties’ option rights were void.

On May 28, 2014, Stephen E. Flechner filed a Notice of Removal to the United States District Court for the Northern District of Alabama, Middle Division. On May 28, 2014, Flechner also filed a Motion to Dismiss the Complaint for Declaratory Judgment or, in the Alternative, a Motion to Change Venue to the United States District Court for the District of Colorado. On June 10, 2014, Standard Metals Processing, Inc. filed a Motion to strike Mr. Flechner’s declaration filed as an exhibit to his Notice of Removal, and a Motion to Remand the action back to the Circuit Court of Etowah, Alabama. On June 30, 2014, Flechner filed a Response to Standard Metals’ Motion to Strike Declaration and Motion to Remand. On July 9, 2014, Standard Metals filed a Reply to Flechner’s Response to its Motion to Remand. On July 26, 2014, Flechner filed a Sur Reply. To date, the Court has not issued a decision on the Motion. Standard Metals intends to vigorously defend against Stephen E. Flechner’s claims.

Stephen E. Flechner v. Standard Metals Processing, Inc.

On April 29, 2014, Stephen E. Flechner filed suit in the United States District Court for the District of Colorado against Standard Metals Processing, Inc. alleging that Standard Metals had refused to allow him to exercise stock options granted to him pursuant to a Stock Option Agreement, dated April 1, 2010, and a second Stock Option Agreement, dated January 21, 2011. On June 12, 2014, Standard Metals filed its Answer and a Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. On July 3, 2014, Flechner filed his Response. On July 10, 2014, the Court set a Scheduling Conference for August 27, 2014 to determine the timing and sequence of discovery in the action. On July 21, 2014, Standard Metals filed its Reply in Support of its Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. Standard Metals intends to vigorously defend against Stephen E. Flechner’s claims.

Deborah A. King v. Standard Metals Processing, Inc. f/k/a Standard Gold, Inc., Nevada Corporation

On May 14, 2014, Deborah A. King filed suit against Standard Metals Processing, Inc. in the United States District Court for the District of Nevada. On June 25, 2014, Ms. King filed an Amended Complaint alleging that Standard Metals had refused to allow her to exercise the stock options assigned to her by her husband, Stephen King, on January 21, 2011, pursuant to a Stock Option Agreement entered into on that date by Mr. King and Standard Metals. On July 16, 2014, Standard Metals filed a Motion to Dismiss the Action or Stay the Proceeding, or, in the Alternative, for a More Definite Statement. Standard Metals intends to vigorously defend against Deborah A. King’s claims.

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

On January 17, 2014, the Company settled a $225,000 debt by converting the entire debt into 800,000 shares of restricted common stock of the Company. Pursuant to a Debt Settlement Agreement previously executed on April 3, 2013 the debt was converted at a per share price of $0.28125.

On February 13, 2014, the Company entered into a Agreement with a debt holder wherein a $458,250 of Accrued Expenses was settled for 300,000 shares of restricted common stock and $21,750 was charged as stock compensation to general and administrative expense.

On March 4, 2014, the Company entered into a Debt Settlement Agreement with a debt holder wherein a $100,000 debt was settled for 200,000 shares of restricted common stock.

On April 22, 2014, the Company entered into a Debt Settlement Agreement with a debt holder wherein a $100,000 debt was settled for 112,360 shares of restricted common stock.

Warrant Exercises

During the second quarter of 2014, a total of 1,867,000 warrants to purchase common stock were exercised: 1,667,000 warrants were exercised at a price of $0.60 per share and 200,000 warrants exercised at $0.50 per share for an aggregate total of $1,100,200.

Option Grants

On June 18, 2014, the Company granted 250,000 options to purchase common stock of the Company at an exercise price of $1.67 per share with a grant term of seven years to a legal advisor. The options vest in full on grant.

On June 18, 2014, the Company granted 750,000 options to purchase common stock of the Company at an exercise price of $1.67 per share with a grant term of seven years to the President of our Tonopah Custom Processing, Inc. subsidiary. The options vest in full on grant.

On June 18, 2014, the Company granted 1,000,000 options to purchase common stock of the Company at an exercise price of $1.67 per share with a grant term of seven years to an officer of the Company. The options vest in full on grant.

Issuance of Shares For Services

On June 10, 2014, the Company issued 50,000 unregistered shares of common stock to a former consultant for the settlement of consulting fees.

On June 18, 2014, the Company issued 1,000,000 restricted common shares to a service provider. These shares were valued at fair value of $1.67 per share and have been charged as stock compensation to general and administrative expense.

On June 18, 2014, the Company issued 250,000 restricted common shares to the President of our subsidiary Tonopah Custom Processing, Inc. These shares were valued at fair value of $1.67 per share and have been charged as stock compensation to general and administrative expense.

On June 18, 2014, the Company issued 1,500,000 restricted common shares to an officer of the Company. These shares were valued at fair value of $1.67 per share and have been charged as stock compensation to general and administrative expense.

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

Standard Metals Processing, Inc.

Date: August 12, 2014

	By:	/s/ Sharon L. Ullman
Sharon L. Ullman
Chief Executive Officer

	By:	/s/ Robert Geiges
Robert Geiges
Chief Financial Officer

