Form 10-Q
period 2014-09-30
Standard Metals Processing, Inc.
filed 2014-11-13
CIK 773717

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes  ☐  No  ☒

As of November 13, 2014, there were 103,285,603 shares of the Registrant’s common stock, par value $.001, outstanding.

STANDARD METALS PROCESSING, INC.

FORM 10-Q

TABLE OF CONTENTS

September 30, 2014

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

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

STANDARD METALS PROCESSING, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2014	2013
Assets
Current assets:
Cash	$5,791	$143,099
Prepaid expenses, related party	5,000	-
Prepaid expenses	29,807	5,000

Total current assets	40,598	148,099
Shea Mining and Milling Assets	35,159,427	35,159,427
Property, plant and equipment:
Machinery and equipment	1,713,210	21,000
Construction in progress	1,559,655	68,349
	3,272,865	89,349
Accumulated depreciation	(13,213)	-
Net property, plant and equipment	3,259,652	89,349
Total Assets	$38,459,677	$35,396,875

Liabilities and Shareholders’ Equity
Current liabilities:
Senior secured convertible promissory note payable, related party	$2,092,097	$-
Short-term notes payable	-	25,000
Convertible notes payable, current portion	175,000	275,000
Due to Wits Basin Precious Minerals Inc.	16,616	16,616
Accounts payable	2,039,307	1,138,951
Accrued interest	199,382	86,143
Accrued expenses	671,143	1,385,251
Total current liabilities	5,193,545	2,926,961

Commitments and Contingencies (Note 8)

Senior secured convertible promissory note payable, related party	-	2,092,097

Preferred stock, 50,000,000 shares authorized:
Series A, $.001 par value, 10,000,000 and 10,000,000 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	10,000,000	10,000,000

Shareholders’ equity:
Series B preferred stock, no shares issued and outstanding,	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized: 102,706,576 and 91,266,411 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	102,707	91,266
Additional paid-in capital	73,654,936	56,114,271
Accumulated deficit	(50,491,511)	(35,827,720)
Total shareholders’ equity	23,266,132	20,377,817
Total Liabilities and Shareholders’ Equity	$38,459,677	$35,396,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative	1,390,818	600,672	13,412,422	1,277,441
Depreciation and amortization	4,400	-	13,213	-

Total operating expenses	1,395,218	600,672	13,425,635	1,277,441
Loss from operations	(1,395,218)	(600,672)	(13,425,635)	(1,277,441)

Other income (expense):
Other income	1,587	1,587	4,761	4,232
Loss on settlement of debt	(147,468)	(1,143,228)	(1,106,487)	(1,164,262)
Interest expense	(44,479)	(93,739)	(136,430)	(319,220)
Stock warrant expense for employee	-	(46,011)	-	(46,011)

Total other income (expense)	(190,360)	(1,281,391)	(1,238,156)	(1,525,261)
Loss before income tax provision	(1,585,578)	(1,882,063)	(14,663,791)	(2,802,702)

Income tax provision	-	-	-	-
Net loss	$(1,585,578)	$(1,882,063)	$(14,663,791)	$(2,802,702)

Basic and diluted net loss per common share	$(0.02)	$(0.03)	$(0.15)	$(0.05)

Basic and diluted weighted average common shares outstanding	102,226,609	59,184,597	97,647,623	56,838,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)

			Additional
	Common stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

BALANCE, at December 31, 2013	91,266,411	$91,266	$56,114,271	$(35,827,720)	$20,377,817

Stock issued for conversion of convertible debt	237,118	237	118,322	-	118,559

Stock issued for the exercise of common stock warrants and options	6,352,867	6,354	3,299,429	-	3,305,783

Stock issued for the settlement of accounts payable and accrued expense	2,100,180	2,100	2,296,156	-	2,298,256

Options issued for compensation			7,237,008	-	7,237,008

Stock issued for compensation	2,750,000	2,750	4,589,750	-	4,592,500

Net loss	-	-	-	(14,663,791)	(14,663,791)

BALANCE, at September 30, 2014	102,706,576	$102,707	$73,654,936	$(50,491,511)	$23,266,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30, 2014	September 30, 2013
OPERATING ACTIVITIES:
Net loss	$(14,663,791)	$(2,802,702)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	13,213	-
Compensation expense related to issuance of common stock, warrants and stock option grants	11,829,508	-
Loss on extinguishment of debt and accrued expenses	1,106,487	1,164,262
Expense incurred to issuance of warrants attendant to conversion of convertible notes	-	46,011
Changes in operating assets and liabilities:
Prepaid expenses related party	(5,000)
Prepaid expenses	(24,807)	(5,000)
Accounts payable	1,724,266	288,882
Accrued expenses	(66,983)	786,352

Net cash used in operating activities	(87,107)	(522,195)

INVESTING ACTIVITIES:
Purchases of equipment	(1,692,210)	(21,000)
Payments for construction in progress	(1,491,306)	-

Net cash used in investing activities	(3,183,516)	(21,000)

FINANCING ACTIVITIES:
Repayment of short term note principal	(25,000)	-
Cash proceeds from issuance of common stock, warrants and exercise of stock options and warrants, net	3,158,315	4,000
Cash proceeds from debt	-	541,542

Net cash provided by financing activities	3,133,315	545,542

Increase (Decrease) in Cash and Cash Equivalents	(137,308)	2,347
Cash and Cash Equivalents, beginning of period	143,099	94
Cash and Cash Equivalents, end of period	$5,791	$2,441

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of common stock in lieu of payment on long-term note	-	713,117
Accrued expenses converted into notes payable	-	245,967
Debt and accrued interest of Pure Path short-term loan facility converted into common stock	-	2,063,657
Short-term notes payable and accrued interest converted into convertible promissory notes	-	245,967
Convertible promissory notes and accrued interest converted into common stock	118,559	-
Expenses paid on behalf of Company by Pure Path through increase in short-term loan facility	-	2,063,657
Conversions into common stock of amounts originally due to Shea	225,000	-
Common stock issued in settlement of accounts payable and accrued expenses	1,114,237	467,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(unaudited)

NOTE 1 - OVERVIEW

Standard Metals Processing, Inc. (formerly Standard Gold Holdings, Inc., Standard Gold, Inc. and Princeton Acquisitions, Inc.) (the “Company”) was incorporated in the State of Colorado on July 10, 1985 as a blind pool or blank check company. On September 29, 2009, the Company completed a share exchange agreement with Hunter Bates Mining Corporation, a Minnesota corporation (“Hunter Bates”) and certain of its shareholders, in which Hunter Bates’ shareholders exchanged all of their capital securities into similar capital securities of the Company (the “Hunter Bates Share Exchange”) and the Company adopted the business model of Hunter Bates of mineral exploration and mining. Accordingly, the Hunter Bates Share Exchange represented a change in control and Hunter Bates became a wholly owned subsidiary of the Company.

Prior to September 29, 2009, Wits Basin Precious Minerals Inc., a Minnesota corporation and public reporting company quoted on the Pink Sheets under the symbol “WITM” (“Wits Basin”) was the majority shareholder of Hunter Bates. Hunter Bates was formed in April 2008 to acquire the prior producing gold mine properties (consisting of land, buildings, equipment, mining claims and permits) located in Central City, Colorado, known as the “Bates-Hunter Mine.” We had not engaged in any exploration or mining activities at the Bates-Hunter Mine properties and on April 29, 2011, the Company transferred all of its interests of Hunter Bates back to Wits Basin in order to develop the toll milling business as described below.

On March 15, 2011, the Company closed a series of transactions, whereby it acquired certain assets of Shea Mining & Milling, LLC (“Shea Mining”). The exchange agreement was by and between the Company, Shea Mining, Afignis, LLC, Leslie Lucas Partners, LLC, Wits Basin and Alfred A. Rapetti (the “Shea Exchange Agreement”) whereby the Company acquired certain assets from Shea Mining, which assets include those located in Tonopah, Nevada, of land, buildings, a dormant milling facility, abandoned milling equipment, water permits and mine tailings (financed through a note payable assigned to us), mine dumps, a property lease and a contract agreement in exchange for 35,000,000 shares of the Company’s unregistered shares. The Shea Exchange Agreement did not include any operable toll milling equipment, employees or operational processes and therefore has been accounted for as a purchase of a group of assets. The Company completed the Shea Exchange Agreement to acquire the Shea Mining assets and develop a toll milling services business of precious minerals. Toll milling is a process whereby mined material is crushed and ground into fine particles to ease the extraction of any precious minerals contained therein, such as gold, silver, lead, zinc and copper, and rare earth metals. See Note 4 – Acquisition of Shea Milling and Mining Assets for a detailed discussion.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include the accounts of Standard Metals Processing, Inc. and wholly owned subsidiaries Tonopah Milling and Metals Group, Inc. (and its wholly owned subsidiaries Tonopah Custom Processing, Inc. and Tonopah Resources, Inc.) and Esmeralda Renewable Energy, Inc. All significant intercompany transactions, accounts and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K filed April 11, 2014. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year as a whole.

Shea Mining and Milling Assets

The Company recorded the estimated fair value of the Shea Mining and Milling assets as an aggregate amount on the condensed balance sheets. The assets include the mine tailings and dumps, the land, water rights and the milling facility (the buildings and equipment). None of the assets have been put into production, nor has the Company performed any repair or updates to any of the equipment or buildings. As such, the Company will continue to classify them under a single listing.

Mineral Properties

Mineral property acquisition costs are recorded at cost and are deferred until the viability of the property is determined. No properties have produced operating revenues at this time. Exploration, mineral property evaluation, option payments, related acquisition costs for mineral properties acquired under an option agreement, general overhead, administrative and holding costs to maintain a property on a care and maintenance basis are expensed in the period they are incurred. When reserves are determined for a property and a bankable feasibility study is completed, subsequent exploration and development costs on the property would be capitalized. If a project were to be put into production, capitalized costs would be depleted on the unit of production basis.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage that in prior years it had been in the development stage. The Company adopted ASU No. 2014-10 during the third quarter of the year ended December 31, 2014.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements— Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” Continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. Currently, there is no guidance under US GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). For the period ended September 30, 2014, management evaluated the Company’s ability to continue as a going concern and concluded that substantial doubt has not been alleviated about the Company’s ability to continue as a going concern. While the Company continues to explore further significant sources of financing, management’s assessment was based on the uncertainty related to the amount and nature of such financing over the next twelve months.

NOTE 3 – COMPANY’S GOING CONCERN

The accompanying condensed financial statements have been prepared in conformity with US GAAP, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2014, we incurred losses from operations of $14,663,791. At September 30, 2014, we had an accumulated deficit of $50,491,511 and a working capital deficit of $5,152,947. The Company’s ability to continue as a going concern is dependent on its ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. The Company believes that future private placements of equity capital and debt financing are needed to fund our long-term operating requirements. The Company may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to the Company’s common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. The Company is continuing to pursue external financing alternatives to improve our working capital position. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

NOTE 4 – ACQUISITION OF SHEA MINING AND MILLING ASSETS

On March 15, 2011, the Company entered into an exchange agreement by and between us, Shea Mining, Afignis, LLC, Leslie Lucas Partners, LLC, Wits Basin and Alfred A. Rapetti (the “Shea Exchange Agreement”) whereby the Company acquired certain assets from Shea Mining, which assets include those located in Tonopah (financed through a note payable assigned to the Company), mine dumps, a property lease and a contract agreement in exchange for 35,000,000 shares of the Company’s unregistered shares. The Shea Exchange Agreement did not include any operable toll milling equipment, employees or operational processes and therefore has been accounted for as a purchase of a group of assets. The Company completed the Shea Exchange Agreement to acquire the Shea assets and develop a toll milling services business of precious minerals.

Pursuant to the assignment of a note payable, the Company executed an Assignment and Assumption of Loan Documents and Loan Modification Agreement, by and between the Company, Shea Mining and NJB Mining, Inc. (the “Loan Modification Agreement”), dated March 15, 2011, for those assets located in Tonopah, Nevada (“Tonopah”), consisting of land, buildings, mining tailings, a dormant milling facility, abandoned milling equipment and water permits. The land encompasses 1,174 deeded acres, one of the largest private land holdings in Esmeralda County, Nevada. An estimated 2.2 million tons of tailings known as the “Millers Tailings” from the historic gold rush of Goldfield and Tonopah, Nevada is sitting on approximately 334 acres of this land.

The Tonopah property was subject to an existing $2,500,000 first deed of trust which was in default at the time of the Shea Exchange Agreement and included accrued interest of $375,645 which was also assumed in the transaction. As part of the assignment, NJB Mining, Inc. (“NJB”) modified the related note to allow us until May 14, 2011 to refinance this mortgage, which was subsequently extended numerous times. As of August 31, 2011, the Company was still in default under the terms of the Loan Modification Agreement, and therefore entered into a forbearance agreement with NJB, (the “NJB Forbearance Agreement”), in which NJB agreed to forbear from initiating legal proceedings, including forbearance of the deed of trust and enforcement of its collection remedies. The NJB Forbearance Agreement further provided for additional extensions up through December 9, 2011. On December 9, 2011, Pure Path Capital Management Company, LLC (“Pure Path”) purchased the Loan Modification Agreement and the NJB Forbearance Agreement directly from NJB. On December 21, 2011, the Company entered into an amended and restated forbearance agreement with Pure Path (the “A&R Forbearance”), whereby Pure Path extended the provisions of the NJB Forbearance Agreement. Pure Path provided an additional extension to stay any action of the A&R Forbearance until June 8, 2012, on which date, if not paid or another agreement was not executed, the Company would be required to issue 5,000,000 shares of its common stock to Pure Path; such extension was provided without additional consideration. The Company did not pay the balance of the mortgage on June 8, 2012 and pursuant to the terms of the A&R Forbearance Agreement, the Company was required to issue 5,000,000 shares to Pure Path. The 5,000,000 shares were approved for issuance by the Board of Directors on October 9, 2012 and were issued to Pure Path on December 6, 2012. Pure Path provided additional extensions to stay any action of the Forbearance Agreement until August 31, 2013; such extensions were provided without additional consideration. On October 10, 2013, the Company entered into a Settlement and Release Agreement (the “Agreement”) with Pure Path. Pursuant to the Agreement, Pure Path relinquished the rights and obligations owed to it and agreed to forbear collection remedies and legal proceedings against the Company including foreclosure on the Deed of Trust. In connection with the settlement and release of various debts of approximately $1,500,000, consulting fees owed by the Company, and relinquishment of rights by Pure Path, the Company issued 27,000,000 restricted shares and a convertible Promissory Note in the amount of $1,933,345 bearing interest of 8% per year for the current balance of the amounts owed under the Pure Path Agreements.

In connection with the Shea Exchange Agreement, the Company also was assigned the ownership of approximately a six square mile section of mine dump material in Manhattan, Nevada (“Manhattan”).

The other assets the Company acquired consisted of a property lease, which allowed the use of an assay lab property and the associated water permits, (with a right to purchase for $6,000,000) and a contract agreement, which allowed the use of processing permits, located in Amargosa Valley, Nevada (“Amargosa”). The Company paid a monthly base rent of $17,500 on this lease and $5,000 monthly on the contract agreement. In January 2012, the landlord of the Amargosa lease caused to have served a five Day Notice To Pay Rent Or Quit due to default in the monthly $17,500 lease payments. The Company began immediate communications with the landlord, which resulted in a delay of further actions by the landlord to pursue any remedies. Then on February 9, 2012, the landlord caused to have served an Order For Summary Eviction (“Eviction”) due to continued default in lease payments. Effective with the Eviction, a total of $112,500 in lease and contract payments remain unpaid as well as $10,500 in late fees required pursuant to the terms of the lease. On February 10, 2012, the Beatty County Sheriff completed the Eviction at Amargosa and we as such, no longer have access to the assay lab or permits at Amargosa. As a result, all remaining equipment at Amargosa with an aggregate value of $40,925 was written off as impaired.

Pursuant to the Shea Exchange Agreement, the Company issued a total of 35,000,000 shares of our common stock to the equity holders of Shea Mining in exchange for certain of their assets, resulting in those holders owning an ownership interest of approximately 87% of the Company’s then currently outstanding common stock (approximately 56% ownership interest on a fully diluted basis). Alfred A. Rapetti, a former member of our Board of Directors and former Chief Executive Officer, was granted an irrevocable voting proxy for half of the shares issued to the Shea Mining equity holders, which continued until the affected shares are publicly sold after a period of at least six months, and thereafter in accordance with all applicable securities laws. In August 2011, these rights were transferred to Blair Mielke, a former director of the Company. The proxy is no longer in effect. The Company also agreed to indemnify Shea Mining from any liabilities arising after March 15, 2011 out of the Loan Modification Agreement or the loan agreements.

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

Simultaneous with these transactions, pursuant to the Shea Exchange Agreement, Wits Basin exchanged 19,713,544 shares of our common stock it held for 10,000,000 shares of our Series A Preferred Stock. The Series A Preferred Stock has a liquidation preference of $10,000,000, payable only upon certain liquidity events or upon achievement of a market value of our equity equaling $200,000,000 or more. Additional details regarding the Series A Preferred Stock can be found in our Articles of Amendment, which were filed with the Colorado Secretary of State on January 4, 2013. Additionally, we obtained the right to transfer our entire interest and related debt of the Bates-Hunter Mine, at any time prior to June 13, 2011, to Wits Basin in exchange for the cancellation of a promissory note issued by Hunter Bates payable in favor of Wits Basin in the approximate amount of $2,500,000. On April 29, 2011, the Board of Directors approved this transfer effective April 29, 2011.

Furthermore, Wits Basin had entered into certain commitments that involved shares of our common stock and as a result of their exchange of substantially all of the Company’s common stock they held for Series A Preferred Stock, they could no longer honor those commitments. In consideration of Wits Basin agreeing to the exchange, the Company agreed to enter into two stock option agreements as follows: (1) the Company granted to one of Wits Basin’s major lenders a replacement stock option, on substantially the same terms as the stock option issued by Wits Basin, to purchase up to 1,299,000 shares of the Company’s common stock at an exercise price of $1.00 per share expiring on December 14, 2014 (of which the holder exercised 10,000 shares of the option with a payment of $10,000 during 2011) and (2) the Company granted to Wits Basin a replacement stock option, expiring on December 19, 2014, to purchase up to 630,000 shares of the Company’s common stock, at an exercise price of $0.50 per share.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

The Company is preparing the Tonopah property site for the construction of permitted custom processing toll milling facility including grading the land, installing fencing and working with contractors for our 21,875 square foot building and servicing and drilling various wells for our future operations.

Components of our property, plant and equipment are as follows:

	September 30,	December 31,
	2014	2013
Equipment	$1,713,210	$21,000

Construction in progress	1,559,255	68,349
Less accumulated depreciation	(13,813)	—
	$3,259,652	$89,349

NOTE 6 – SHORT-TERM NOTES PAYABLE

The following table summarizes the Company’s short-term notes payable:

	September 30,	December 31,
	2014	2013
Promissory note issued on September 7, 2010, in the principal amount of $25,000 to Stephen Flechner, our President at the time, utilized for a potential mining project; stated interest rate of 5%; accrued interest of $4,147 at December 31, 2013; with a maturity date of November 30, 2010, original terms apply in the default period. (1)	$—	$25,000

Totals	$—	$25,000

(1) Secured by a personal guarantee of Stephen D. King, our CEO at the time. The principal and interest of this note were paid in full on February 13, 2014.

Summary

The following table summarizes the short-term notes payable activity for the quarter ended September 30, 2014:

Balance at December 31, 2013	$25,000
Add: advances from Pure Path	—
Less: principal repaid	(25,000)
Balance at September 30, 2014	$—

There were no short-term notes outstanding as of September 30, 2014.

NOTE 7 - SHAREHOLDERS’ EQUITY

Preferred Stock

Series A

Simultaneous with the Shea Exchange Agreement, Wits Basin exchanged 19,713,544 shares of the Company’s common stock it held for 10,000,000 shares ($.001 par value each) of “Series A Preferred Stock” with an original issue price of $1.00 per share.

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

On July 15, 2014, the Company entered into a Settlement Agreement with a former director wherein the parties agreed on the number of options issued to the former director under the 2010 Plan, resolved any and all claims against the Company and the Company issued 150,000 warrants at an exercise price of $2.00 per share that expire July 15, 2017. The fair value of the options of $147,468 was recorded as loss on settlement of debt. The fair value was determined using Black-Scholes using an exercise price of $2.00, volatility 75%, and a risk free rate of return of 0.98%.

The Company recorded non-cash loss on settlement of debt of $1,106,487 and $1,164,262 for the nine months ended September 30, 2014 and 2013, respectively.

Stock Warrants

The following table summarizes information about the Company’s stock warrants outstanding:

	Number	Weighted Average Exercise Price	Range of Exercise Price	Weighted Remaining Contractual Life
Outstanding at December 31, 2013	13,989,206	$0.67	$0.20 - 1.00

Granted	150,000	$2.00	$2.00
Cancelled or expired	—	—	—
Exercised	(6,070,867)	$0.52	$0.25 – 1.00
Warrants outstanding at September 30, 2014	8,068,339	$0.82	$0.20 – 2.00	3.8 years

Warrants exercisable at September 30, 2014	8,068,339	$0.82	$0.20 – 2.00

During the nine months ended September 30, 2014, a total of 6,070,867 warrants to purchase common stock were exercised: 1,830,867 warrants were exercised at a price of $0.25 per share; 520,000 warrants exercised at $0.50 per share; 3,250,000 warrants exercised at $0.60 per share, 40,000 warrants exercised at $0.89 per share and 430,000 at $1.00 per share for an aggregate total of $3,133,317.

Stock Option Grants

2010 Plan

The company had one stock option plan: the 2010 Stock Incentive Plan, as amended (the “2010 Plan”). Stock options, stock appreciation rights, restricted stock and other stock and cash awards may be granted under the 2010 Plan. In general, options vest over a period ranging from immediate vesting to five years and expire 10 years from the date of grant. Effective January 21, 2011, the Company’s Board of Directors (the “Board”) authorized an amendment to the 2010 Stock Incentive Plan, to increase the number of options available for granting under the 2010 Plan from 3,000,000 to 13,500,000 and authorized the Company to file an S-8 Registration Statement with the U.S. Securities and Exchange Commission (subsequently filed on January 27, 2011, File No. 333-171906) for the registration of the shares available in the 2010 Plan. On March 15, 2011, with the closing of the Shea Exchange Agreement a “change of control” event was deemed to have occurred and 13,500,000 previously granted stock options vested in full. Effective July 25, 2011, the 2010 Plan was amended to increase the total shares of stock which may be issued under the Plan from 13,500,000 to 14,500,000. As of December 31, 2012, an aggregate of 6,200,000 shares of our common stock were available to be granted under our 2010 Plan.

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

2014 Option Plan

By Board Resolution effective January 27, 2014, the Company adopted a 2014 Stock Incentive Plan (the “Plan”) to compensate employees and consulting groups in their efforts to enhance the long-term shareholder value of the Company. Pursuant to the Plan, selected persons are offered opportunities to participate in the Company’s growth and success and are encouraged to acquire and maintain stock ownership in the Company. The Plan grants options to purchase shares of our common stock vesting at dates beginning on the date of grant and issuable at chronological or performance increments. The Plan Administrator may also grandfather in existing options granted during 2013. The Company 2014 Plan was approved at the annual shareholder meeting on August 8, 2014.

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

In determining the compensation cost of the stock awards granted during fiscal 2014, the fair value of each grant had been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized below:

	September 30,
	2014	2013
Risk-free interest rate	2.01 % to 2.43%	—
Expected volatility factor	75%	—
Expected dividend	—	—
Expected option term	7 years	—

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

The Company recorded $7,227,008 and $0 related to non-cash compensation expense for the nine-months ended September 30, 2014 and 2013, respectively. All compensation expense is included in general and administrative expense. There was no tax benefit from recording this non-cash expense due to our income tax valuation allowance and due to a portion of the options being incentive stock options. The compensation expense had a $0.07 and $0.00 per share impact on the loss per share for the nine-month period ended September 30, 2014 and 2013, respectively. As of September 30, 2014, there was $1,672,653 in unrecognized compensation expense.

The following tables summarize information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price
Options outstanding - December 31, 2012	10,438,335	$0.64

Granted	28,500,000	0.89
Canceled or expired	(6,187,493)	0.56
Exercised	—	—
Options outstanding - December 31, 2013	32,750,842	$0.88

Granted	4,000,000	1.71
Canceled or expired	(118,000)	.60
Exercised	282,000	.60
Options outstanding – September 30, 2014	36,350,842	$0.98

Weighted average fair value of options granted during the period ended September 30, 2014		$1.71
Weighted average fair value of options granted during the period ended September 30, 2013		$0.00

A summary of the Company’s non-vested options at September 30, 2014, and changes during the period ended September 30, 2014, is presented below:

	Options	Weighted Average Grant Date Fair Value
Non-vested, beginning of period	21,750,000	$0.24
Granted	4,000,000	$0.94
Vested	(19,465,000)	$0.37
Forfeited	—	$—
Non-vested, end of period	6,285,000	$0.27

The following tables summarize information about stock options outstanding and exercisable at September 30, 2014:

	Options Outstanding at September 30, 2014
Range of Exercise Prices	Number Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)

$0.40 to $0.60	6,961,842	5.5 years	$0.46	$8,567,274
$0.61 to $1.00	11,889,000	5.5 years	$0.72	$11,513,410
$1.01 to $1.50	14,500,000	5.6 years	$1.25	$6,380,000
$1.51 to $2.25	3,000,000	6.6 years	$1.86	$40,000
$0.40 to $2.25	36,350,842	5.8 years	$1.07	$26,500,684

	Options Exercisable at September 30, 2014
Range of Exercise Prices	Number Exercisable	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)

$0.40 to $0.60	4,711,842	5.2 years	$0.46	$5,814,774
$0.61 to $1.00	12,589,000	5.5 years	$0.69	$12,066,410
$1.00 to $1.50	8,500,000	5.3 years	$1.22	$3,740,000
$1.50 to $2.25	2,250,000	6.7 years	$1.73	$40,000
$0.40 to $2.25	28,050,842	5.6 years	$0.92	$21,661,184

(1)	The aggregate intrinsic value in the table represents the difference between the closing stock price on September 30, 2014 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on September 30, 2014.

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

The Company has abandoned any plans to construct a facility in Clark County because of zoning and permitting requirements. This location could have only been a laboratory and not a facility that housed both toll milling capabilities and a laboratory. At December 31, 2013, the Company had accrued $458,250 and $183,790 for the future issuance of the common stock and unpaid monthly cash payments, respectively. On February 13, 2014, the Company issued the 300,000 unregistered shares of common stock valued at $480,000 to the consultant.

NOTE 9 – SUBSEQUENT EVENTS

Litigation

On October 3, 2014, Blair Mielke filed suit against Standard Metals Processing, Inc. in the Eighth Judicial District Court for the State of Nevada in and for the County of Clerk, alleging that Standard Metals had refused to issue and deliver to him shares of the company’s common stock, pursuant to the filing of a Form 8-K with the Securities and Exchange Commission on August 30, 2011. Standard Metals Processing, Inc. intends to vigorously defend against Mielke’s claims.

Warrant Exercise

On October 7, 2014, 466,667 warrants to purchase common stock were exercised at a per share price of $0.60 for a total of $280,000.

On October 17, 2014, 112,360 warrants to purchase common stock were exercised at a per share price of $0.89 for a total of $100,000.

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

The information contained in this Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

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

Overview of the Company

Standard Metals Processing, Inc. (“we,” “us,” “our,” “Standard Metals” or the “Company”) has offices in Gadsden, Alabama, New York, New York and through its subsidiary, a property in Tonopah, Nevada. Our business plan is to purchase equipment and build a facility on our Tonopah property to serve as a permitted custom processing toll milling facility (which includes an analytical lab, pyrometallurgical plant, and hydrometallurgical recovery plant).

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

In March 2013, Advanced Surveying & Professional Services, as our Professional Land Surveyor (“PLS”), completed surveys and testing of the Tonopah property required for the application of our required permits. After completion of the survey, it was determined the property is 1,186 acres. The scope of work our PLS completed includes: (i) setting a total of 19 permanent monuments at angle points along lines, (ii) setting eight permanent monuments locating US Hwy 95, (iii) recording a professional map indicating longitude and latitude for all corners, and (iv) providing a digital map accessible in AutoCAD software.

NDEP’s review of the WPCP application typically takes 225 days. However, a backlog of permit applications may cause delays. We engaged HDR Engineering, Inc. to assist in the final portion of permitting with NDEP.

Water, Wells and Drilling Permit

The existing water rights on the property utilize two wells (points of diversion). We obtained a drilling permit from the Nevada Department of Water Resources (“NDWR”) on September 4, 2014 to move the point of diversion of one of our existing wells. The historic production well has not been used in recent years and is too far away from our new production plant. We are moving the point of diversion closer to our proposed production plant site to provide a localized source of fresh water. We hired Bruce Mackay Pump and Well Service to drill the new process/fresh water well that will change the point of diversion and drill a new well. The drilling of our new point of diversion process well was postponed from the last week of September/first week of October to the driller’s next available date, which is currently the last week of November/first week of December.

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

On March 10, 2014, we retained Interflow Hydrology, Inc. (“Interflow”) to engineer, design and oversee the installation of our four monitoring wells. The monitoring wells will be utilized by taking water samples up-gradient and down-gradient of our processing plant. A gradient is a direction of flow or convergence of the underground aquifer on the property. NDEP permitted us to begin the installation of up to one up-gradient and three down-gradient monitoring wells.  We will take samples from the monitoring wells each quarter once they are operational to compare the laboratory water test results from up-gradient and down-gradient to act as a control. The baseline values of water quality are compared between up-gradient and down-gradient monitoring wells to show our site is not releasing any pollutants into the water table. Interflow will also provide us with an interpretation of groundwater gradient under our processing plant.

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

We installed approximately one mile of perimeter security fencing around the new building site and completed an electrical service line extension to power the RV park.

We contracted NV Energy to provide a new service line agreement to provide up to 4,000+ amps of power that will be required for our operations. Although electrical service to our property is currently in place, we have to construct a new on-site electrical substation to provide the necessary power to our new processing plant.

We engaged SI International to assist us with numerous projects including designing and engineering our main building, our substation, the RV park, our water and sprinkler systems and our concrete footings and related soil testing. Although not required, the processing plant is being erected in strict conformity with the 2006 IRC building codes.

In April 2014 we purchased a complete Concrete Batch Plant, including four cement trucks, to reduce the overall cost of construction activities on site. This purchase is estimated to reduce the overall cost of construction by at least $500,000.

In August 2014 we purchased an extensive array of heavy-duty construction and milling equipment for use in the construction and operation of the Tonopah facility. The recently acquired heavy equipment allows us to move forward with construction of the processing plant and tailings ponds using our own equipment, saving the cost of expensive lease payments. The heavy equipment includes the necessary machinery for construction including dozers, loaders, water trucks and heavy transport tractors as well as equipment required for production including crushers, screening plants, and conveyors.

There is a severe housing shortage in the Tonopah area. Any available lodging has become increasingly expensive. In order to efficiently continue the rapid growth and improvements upon the Tonopah property, the Company completed a newly constructed, landscaped 5-space RV park complete with laundry facilities. The RV park allows us to house our construction contractors and provide onsite housing for future employees at a significant cost savings. The RV park was designed to easily allow future upgrades and up to 10 additional spaces. The new water supply system provides individual water lines to each RV space.

We engaged CivilWise Engineering to perform all civil engineering including the creation of a master site plan, a topographical study of the property, site drainage plans, sewer plans, vehicle access roadway and path plans and a soils and geology study.

RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2013.

Revenues

We had no revenues from any operations for the nine months ended September 30, 2014 and 2013. Furthermore, we do not anticipate any significant future revenue until we have sufficiently funded operations.

General and administrative expenses were $13,412,422 for the nine months ended September 30, 2014 as compared to $1,277,441 for the same period in 2013. For the nine months ended September 30, 2014, the majority of general and administrative expense was compensation expense related to options and warrants totaling $11,829,508 as compared to zero compensation expenses related to options and warrants in the same period in 2013. In the nine months ended September 30, 2014, compensation expenses as well as operating expenses increased due to the employment agreements the Company entered into with its key officers and the increase in construction costs as we have begun site preparation for the toll milling facility and costs associated with permits, research and agreements. We anticipate that future compensation expenses will increase and that certain operating expenses will continue to increase for fiscal 2014 as we continue to build the infrastructure to proceed with permitted custom processing toll milling services.

General and administrative expenses were $1,390,818 for the three months ended September 30, 2014 as compared to $600,672 for the same period in 2013. For the three months ended September 30, 2014, the majority of general and administrative expense was compensation expense related to options and warrants totaling $969,281 as compared to zero compensation expenses related to options and warrants in the same period in 2013. In the three months ended September 30, 2014, compensation expenses as well as operating expenses increased due to the employment agreements the Company entered into with its key officers and the increase in construction costs as we have begun site preparation for the toll milling facility and costs associated with permits, research and agreements.

Other Income and Expenses

Other Income

We receive monthly payments of $529 from American Tower Corporation for a cellular tower located on our Tonopah land.

Interest Expense

Interest expense for the three and nine months ended September 30, 2014 was $44,479 and $136,430, respectively, compared to $93,739 and $319,220 for the respective periods in 2013. The 2014 and 2013 amounts relate primarily to the interest due on our notes payable: (i) the $2,500,000 secured, convertible promissory note issued to Pure Path on October 10, 2013 in accordance with the settlement agreement of same date. All prior debt was subsumed under this note, the outstanding of which was $2,092,097 plus accrued interest at 8% per annum on September 30, 2014; (ii) the short-term note payable; and (iii) the convertible notes issued in 2011 and 2012.

The payment of the short-term note in item (ii) and the conversion of all but $275,000 of item (iii) above contributed to the significant decreases from the 2013 amounts.

Loss on Settlement of Debt

Loss on settlement of debt for the three and nine months ended September 30, 2014 was $147,468 and $1,106,487, respectively, compared to $1,143,228 and $1,164,262 for the respective period in 2013. We have been negotiating with several previous debt holders to convert their debt to our common stock to conserve capital for building and operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements through the issuance of short-term debt, convertible debt and through equity capital we have received via certain shareholders exercising their warrants during 2014 and 2013. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had a working capital deficit of $5,152,947 at September 30, 2014. Cash and cash equivalents were $5,791 at September 30, 2014, representing an increase of $3,350 from the cash and cash equivalents of $2,441 at September 30, 2013.

Our cash reserves will not be sufficient to meet our operational needs and thus, we need to raise additional capital to pay for our operational expenses and provide for capital expenditures. Our basic operational expenses are estimated at approximately $500,000 per month. Above the basic operational expenses, we estimate that we need approximately $9,100,000 to begin limited toll milling operations. If we are not able to raise additional working capital, we may have to cease operations altogether.

For the nine months ended September 30, 2014, we had net cash used in operating activities of $87,109, as compared to $522,195 for the nine months ended September 30, 2013.

For the nine months ended September 30, 2014 and 2013 we had net cash used in investing activities of $3,183,516 and $21,000 respectively. The amount in 2014 was due to the funds required to conduct site preparation on our Tonopah, Nevada property and purchase of machinery and equipment.

For the nine months ended September 30, 2014 and 2013, we had net cash provided by financing activities of $3,133,317 and $545,542, respectively.

The following table summarizes our debt as of September 30, 2014:

Outstanding Amount		Interest Rate	Unamortized Discounts	Accrued Interest	Maturity Date		Type
$2,092,097	(1)	8%	$—	$165,342	April 10, 2015		Convertible
$175,000	(2)	6%	$—	$34,040		(3)	Convertible

(1)	Represents the outstanding balance of the original note payable to NJB Mining Inc. that was purchased directly by Pure Path Capital Management and restructured with their other short-term debt into the 8% Senior Secured Convertible Promissory Note maturing on April 10, 2015 (for the assets located in Tonopah).
(2)	Beginning in January 2011, we entered into various six-month convertible promissory notes convertible at a price of $0.50 per share and issued a two-year stock purchase warrant with an exercise price of $0.50 per share at a rate of 2 warrants per $1 of note.
(3)	The outstanding convertible promissory notes began maturing on July 26, 2011 through March 2, 2012. These convertible notes are currently past due and original terms apply in the default period.

Summary

Our existing sources of liquidity will not provide sufficient cash to fund operations and make the required payments on our debt service for the next twelve months. Our ability to continue as a going concern is dependent entirely on raising funds through the sale of equity or debt. We will continue our attempt to raise additional capital. Some of the possibilities available to us are through private equity transactions, to develop a credit facility with a lender or the exercise of options and warrants. However, such additional capital may not be available to us at acceptable terms or at all. In the event that we are unable to obtain additional capital, we would be forced to cease operations altogether.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2014, we did not engage in any off balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

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

Based on this evaluation and taking into account that certain material weaknesses existed as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were not effective. As a result of this conclusion, the financial statements for the period covered by this Quarterly Report on Form 10-Q were prepared with particular attention to the material weaknesses previously disclosed. Notwithstanding the material weaknesses in internal controls that continue to exist as of September 30, 2014, we have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

There is a small number of employees dealing with general administrative and financial matters and due to the expenses associated with increases to remediate the disclosure controls and procedures that have been identified, we did not make any changes in our internal control during the period covered by this Quarterly Report on Form 10-Q that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, however, the Company will continue to seek the expertise it needs to remediate the material weaknesses at an appropriate cost benefit basis.

PART II. OTHER

INFORMATION

Item 1.  Legal Proceedings

In the Matter of the Arbitration between Mark D. Dacko and Standard Gold, Inc.

Mark Dacko, the Company’s former Chief Financial Officer, made a Demand for Arbitration on December 21, 2012 with the American Arbitration Association for legal claims against the Company involving his previous employment. The Company and Mr. Dacko were in dispute regarding his employment with the Company, as well as the details of his termination. On December 30, 2013, the Company entered into a settlement agreement with Mark Dacko.

Midwest Investment Partners, LLC v. Standard Gold Holdings, Inc.

On September 6, 2013, Midwest Investment Partners, LLC filed suit in the United States District Court for the Southern District of Indiana, Evansville Division against Standard Gold Holdings, Inc. alleging a breach of the Company’s obligations under a $50,000 6% Convertible Promissory Note, dated April 5, 2011, and a $25,000 6% Convertible Promissory Note, dated September 2, 2011, by (i) failing to repay the April 5, 2011 Note when due on October 6, 2011, and (ii) failing to repay the September 2, 2011 Note when due on February 29, 2012. On January 10, 2014, Standard Gold filed its Answer with Affirmative and Other Defenses to Midwest’s Complaint and Demand for Jury Trial. On April 3, 2014, Midwest filed a Motion for Summary Judgment. On May 1, 2014, Standard Gold filed its Response in Opposition to the Motion for Summary Judgment. On May 7, 2014, Midwest filed its Reply in Support of its Motion for Summary Judgment. On August 28, 2014, the Court issued an Order granting Midwest’s Motion for Summary Judgment. On August 28, 2014, the Court issued a Closed Judgment in favor of Midwest and against Standard Gold. On September 11, 2014, Midwest Investment Partners, LLC filed a Motion for Attorney Fees.

Midwest Investment Partners, LLC v. Standard Metals Processing, Inc.

On March 17, 2014, Midwest Investment Partners, LLC filed suit against Standard Metals Processing, Inc. in Vanderburgh County Superior Court, Vanderburgh, Indiana, alleging that Standard Metals had wrongfully refused to remove a transfer restriction on Midwest’s shares of Standard Metals stock pursuant to Rule 144 of the Securities Act. On March 27, 2014, Standard Metals filed a Notice of Removal of a Civil Action requesting that the case proceed in the United States District Court for the Southern District of Indiana, Evansville Division as an action properly removed pursuant to 28 U.S.C. §§ 1441 (a) and (b). On April 2, 2014, Standard Metals filed a Motion to Consolidate. On April 15, 2014, Standard Metals served and filed its Answer and Affirmative Defenses to Plaintiff’s Complaint and Demand for Jury Trial. On April 16, 2014, Midwest filed its Response in Opposition to Standard Metals’ Motion to Consolidate. On April 21, 2014, Standard Metals filed its Reply to Midwest’s Response in Opposition to Standard Metals’ Motion to Consolidate. On June 25, 2014, Midwest filed the parties’ Case Management Plan setting the timing and sequence of discovery and dispositive motions in the action, which the Court approved on July 1, 2014. Trial is set for April 17, 2015. Standard Metals Processing, Inc. intends to vigorously defend against Midwest Investment Partners, LLC’s claims.

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

Stephen E. Flechner v. Standard Metals Processing, Inc.

On April 29, 2014, Stephen E. Flechner filed suit in the United States District Court for the District of Colorado against Standard Metals Processing, Inc. alleging that Standard Metals had refused to allow him to exercise stock options granted to him pursuant to a Stock Option Agreement, dated April 1, 2010, and a second Stock Option Agreement, dated January 21, 2011. On June 12, 2014, Standard Metals filed its Answer and a Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. On July 3, 2014, Flechner filed his Response. On July 21, 2014, Standard Metals filed its Reply in Support of its Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. On August 27, 2014, a scheduling conference was held setting the timing and sequence of discovery and dispositive motions in the action. Trial is set to commence on March 9, 2015. Standard Metals Processing, Inc. intends to vigorously defend against Stephen E. Flechner’s claims.

Deborah A. King v. Standard Metals Processing, Inc. f/k/a Standard Gold, Inc., a Nevada Corporation

On May 14, 2014, Deborah A. King filed suit against Standard Metals Processing, Inc. in the United States District Court for the District of Nevada. On June 25, 2014, Ms. King filed an Amended Complaint alleging that Standard Metals had refused to allow her to exercise the stock options assigned to her by her husband, Stephen King, on January 21, 2011, pursuant to a Stock Option Agreement entered into on that date by Mr. King and Standard Metals. On July 16, 2014, Standard Metals filed a Motion to Dismiss the Action or Stay the Proceeding, or, in the Alternative, for a More Definite Statement. On August 1, 2014, Ms. King filed a Response to Standard Metals’ Motion. On August 6, Standard Metals filed its Reply to Ms. King’s Response. Standard Metals Processing, Inc. intends to vigorously defend against Deborah A. King’s claims.

On May 28, 2014, Stephen E. Flechner filed a Notice of Removal to the United States District Court for the Northern District of Alabama, Middle Division. On May 28, 2014, Flechner also filed a Motion to Dismiss the Complaint for Declaratory Judgment or, in the Alternative, a Motion to Change Venue to the United States District Court for the District of Colorado. On June 10, 2014, Standard Metals Processing, Inc. filed a Motion to strike Mr. Flechner’s declaration filed as an exhibit to his Notice of Removal, and a Motion to Remand the action back to the Circuit Court of Etowah, Alabama. On June 30, 2014, Flechner filed a Response to Standard Metals’ Motion to Strike Declaration and Motion to Remand. On July 9, 2014, Standard Metals filed a Reply to Flechner’s Response to its Motion to Remand. On July 26, 2014, Flechner filed a Motion for Leave to file a Sur Reply. To date, the Court has not issued a decision on any of the aforementioned Motions. Standard Metals Processing, Inc. intends to vigorously defend against Stephen E. Flechner’s claims.

Wits Basin Precious Minerals, Inc., Lee Levine, Michael Lepore, Mark McLain, Morton Waldman, Allan Staller, Thomas McAdam, Arthur Brown, DJ Sikka and Bryan Reichel v. Standard Metals Processing, Inc., f/k/a Standard Gold, Inc., a Nevada Corporation

On September 10, 2014, Wits Basin Precious Minerals filed suit against Standard Metals Processing, Inc. in the United States District Court for the District of Nevada. On October 6, 2014, Standard Metals filed a First Motion to Dismiss for Lack of Jurisdiction. On October 16, 2014, Wits Basin and the other named individual Option Holders filed an Amended Complaint alleging that Standard Metals had refused to allow Wits to exercise Options to purchase shares of the company’s stock to meet Wits’ requirements on option agreements it had with the Option Holders, pursuant to an Exchange Agreement, dated March 15, 2011, and Private Option Agreements, signed by all of the Option Holders, for shares reserved to them by the Exchange Agreement. Standard Metals Processing, Inc. intends to vigorously defend against the claims alleged by Wits Basin Precious Minerals, Inc. and the Option Holders.

Blair Mielke v. Standard Metals Processing, Inc., a Nevada corporation, and Does 1 through 20, and Roes Corporations 1 through 20, inclusive

On October 3, 2014, Blair Mielke filed suit against Standard Metals Processing, Inc. in the Eighth Judicial District Court for the State of Nevada in and for the County of Clerk, alleging that Standard Metals had refused to issue and deliver to him shares of the company’s common stock, pursuant to the filing of a Form 8-K with the Securities and Exchange Commission on August 30, 2011. Standard Metals Processing, Inc. intends to vigorously defend against Blair Mielke’s claims.

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

On February 13, 2014, the Company entered into an Agreement with a debt holder wherein a $458,250 of Accrued Expenses was settled for 300,000 shares of restricted common stock and $21,750 was charged as stock compensation to general and administrative expense.

On March 4, 2014, the Company entered into a Debt Settlement Agreement with a debt holder wherein a $100,000 debt was settled for 200,000 shares of restricted common stock.

On April 22, 2014, the Company entered into a Debt Settlement Agreement with a debt holder wherein a $100,000 debt was settled for 112,360 shares of restricted common stock.

Warrant Exercises

During the third quarter of 2014, a total of 2,073,000 warrants to purchase common stock were exercised: 220,000 warrants were exercised at a price of $0.50 per share; 1,583,000 warrants were exercised at a price of $0.60 per share; 40,000 warrants were exercised at a price of $0.89 per share and 230,000 warrants exercised at $1.00 per share for an aggregate total of $1,325,400.

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

Date: November 13, 2014

	By:	/s/ Sharon L. Ullman
Sharon L. Ullman
Chief Executive Officer

	By:	/s/ Robert Geiges
Robert Geiges
Chief Financial Officer

