Form 10-K
period 2014-12-31
Standard Metals Processing, Inc.
filed 2015-03-31
CIK 773717

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2014

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

As of March 27, 2015, the Registrant’s non-affiliates owned shares of its common stock having an aggregate market value of approximately $69,340,936 (based upon the closing sales price of the Registrant’s common stock on that date on the OTCQB).

On March 27, 2015 there were 103,760,936 shares of common stock issued and outstanding, which is the Registrant’s only class of voting stock.

Documents Incorporated by Reference: None.

STANDARD METALS PROCESSING, INC.

Annual Report on Form 10-K

For the Year Ended December 31, 2014

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

Water Pollution Control Permit with the Nevada Department of Environmental Protection

Through the Company’s wholly owned subsidiary, Tonopah Custom Processing, Inc. (“TCP”), it filed a Water Pollution Control Permit (“WPCP”) Application with the Nevada Department of Environmental Protection (“NDEP”) Bureau of Mines and Mining Reclamation (“BMMR”) for the approval of the permits necessary for a small-scale mineral processing facility planned for the Tonopah Property. The plant will perform laboratory testing, pilot testing, and custom processing of precious metal ores and concentrates from mining industry clients. Processing of ore materials will employ standard mineral processing techniques including gravity concentration, froth flotation and chemical leaching and carbon stripping.

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

In connection with our WPCP application, NDEP suggested that we take the following actions: (i) retain a Nevada Certified Environmental Manager (“CEM”), (ii) perform Meteoric Profile II water testing on ground water directly below the mill as well as surrounding wells located off site, and (iii) determine baseline values of water using the Meteoric Profile II results. NDEP regulations require that the Company delay any new construction planned for “metal extraction” until after the permits are in place. We hired Allstate-Nevada Environmental Management, Inc., as our CEM to assist us with obtaining an NDEP WPCP and to help us fulfill all the requirements of NDEP including the Meteoric Profile II analysis, as well as advise on the overall site cleanup and assisting with any other NDEP requirements.

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

LOT 1
292.62 Acres
LOT 2
894.20 Acres
DETAIL 'A'
DETAIL 'B'
TOWNSHIP 4 NORTH
TOWNSHIP 3 NORTH

VICINITY MAP
ESMERALDA COUNTY
NOT TO SCALE

SURVEYORS CERTIFICATE

I, KEVIN D. HASKEW, A PROFESSIONAL LAND SURVEYOR IN THE STATE OF NEVADA, DO HEREBY CERTIFY THAT:

1. THIS PLAT REPRESENTS THE RESULTS OF A SURVEY CONDUCTED UNDER MY DIRECT SUPERVISION AT THE INSTANCE OF JIM STEBEN.
2. THE LANDS SURVEYED LIE WITHIN SECTION 2, 3, 10, 11 & 14, TOWNSHIP 3 NORTH, RANGE 40 EAST, M.D.B.&M., ESMERALDA COUNTY, NEVADA AND THE SURVEY WAS COMPLETED ON MARCH 15, 2013.
3. THIS PLAT COMPLIES WITH ALL APPLICABLE STATE STATUTES AND ANY LOCAL ORDINANCES IN EFFECT ON THE DATE THE SURVEY WAS COMPLETED.
4. THE MONUMENTS DEPICTED ON THE PLAT ARE OF THE CHARACTER SHOWN, OCCUPY THE POSITIONS INDICATED AND ARE OF SUFFICIENT NUMBER AND DURABILITY.

KEVIN D. HASKEW, PLS #10111 DATE

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

RECORD OF SURVEY

OF

PORTIONS OF SECTIONS 2, 3, 10, 11 & 14
TOWNSHIP 3 NORTH, RANGE 40 EAST, M.D.M.,
ESMERALDA COUNTY, NEVADA

APN 006-111-08

FOR

TONOPAH RESOURCES, INC

Equipment, Facility and Site Preparation

The Company received leased heavy equipment on August 1, 2013, which was used to begin cleanup of the site to prepare it for the new construction. We ordered a pre-fabricated building on November 4, 2013 and took delivery of the building on March 21, 2014.

The Company accepted delivery of additional large heavy equipment on April 1, 2014. We have completed the initial grading of specific designated areas on the 40 undisturbed acres of land including clearing all vegetation, removing of all scrap metal, and the excavation of the building pad for the preparation of the new 21,875 square foot processing plant. With the additional large heavy equipment onsite, we have completed the removal of all the extra and unnecessary materials and old equipment that have accumulated on the land.

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

EMPLOYEES

As of December 31, 2014, we did not have any employees. The Company’s and its subsidiaries’ officers, directors and independent contractors conduct all operations.

FINANCIAL INFORMATION IN INDUSTRY SEGMENTS

During the years ended December 31, 2014 and 2013, our operations included one reportable segment: that of the development of the related services of custom permitted processing toll milling.

AVAILABLE INFORMATION

You can request a free copy of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material, or furnish it to the Securities and Exchange Commission (“SEC”) the above filings by writing or calling us at:

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

WE CURRENTLY DO NOT HAVE ENOUGH CASH TO FUND OPERATIONS AND/OR REDUCE OUR DEBT DURING 2015.

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

WE HAVE NOT YET BEGUN OPERATIONS AND WE EXPECT TO INCUR LOSSES FOR THE FORESEEABLE FUTURE.

We have yet to commence active operations. We have no prior operating history from which to evaluate our success, or our likelihood of success in operating our business, generating any revenues, or achieving profitability. This provides a limited basis for you to assess our ability to commercialize our services and the advisability of investing in our securities. We have not generated revenue from our toll milling services to date and there can be no assurance that our plans for permitted custom processing toll milling will be successful, or that we will ever attain significant revenue or profitability. Also, toll milling is a new area of business for us, and our management team has little experience in permitted custom processing toll milling operations. Although we intend to hire knowledgeable and experienced employees and/or consultants with significant experience in toll milling operations, there is no guarantee that we will reach profitability in the near future, if at all. As we develop our Tonopah property to prepare for operations, we are subject to unforeseen costs, expenses, problems and difficulties inherent in new business ventures.

OUR INDEPENDENT AUDITORS HAVE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The financial statements for each of these periods were prepared assuming that we would continue as a going concern. We have had net losses for each of the years ended December 31, 2014 and 2013, and we have an accumulated a deficit as of December 31, 2014. In the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we do not expect to generate any significant revenues from operations for the foreseeable future, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital through equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

RISKS RELATED TO THE COMPANY

WE HAVE LIMITED ASSETS.

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

OUR MAJOR ASSETS ARE ENCUMBERED UNDER A DEED OF TRUST.

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

RISKS RELATING TO OUR BUSINESS

WE WILL REQUIRE ADDITIONAL FINANCING TO FUND OUR PERMITTED CUSTOM PROCESSING TOLL MILLING DEVELOPMENT AND OPERATIONS.

Substantial additional financing will be needed in order to fund the current plan to begin toll milling services and develop and maintain the Tonopah property. Our means of acquiring investment capital is limited to private equity and debt transactions. We have no significant sources of currently available funds to engage in additional development. Without significant additional capital, we will be unable to fund our current property interests or effectuate our current business plan for permitted custom processing toll milling and mining services. See “—Risks Relating to Our Financial Condition – We Currently Do Not Have Enough Cash to Fund Operations, and/or Reduce Debt During 2015.”

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

Our Tonopah property consists of 1,183 acres of land, buildings, mining tailings, a dormant milling facility, abandoned milling equipment and water permits. The Tonopah property was transferred to Tonopah Milling and Metals Group, Inc. (“TMMG”), the Company’s wholly owned subsidiary and then transferred to Tonopah Resources, Inc., a wholly owned subsidiary of TMMG.

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

Midwest Investment Partners, LLC v. Standard Gold Holdings, Inc.

On September 6, 2013, Midwest Investment Partners, LLC filed suit in the United States District Court for the Southern District of Indiana, Evansville Division against Standard Gold Holdings, Inc. alleging a breach of the Company’s obligations under a $50,000 6% Convertible Promissory Note, dated April 5, 2011, and a $25,000 6% Convertible Promissory Note, dated September 2, 2011, by (i) failing to repay the April 5, 2011 Note when due on October 6, 2011, and (ii) failing to repay the September 2, 2011 Note when due on February 29, 2012. On January 10, 2014, Standard Gold filed an Answer with Affirmative and Other Defenses to Midwest’s Complaint and Demand for Jury Trial. On April 3, 2014, Midwest filed a Motion for Summary Judgment. On August 28, 2014, the Court entered an Order granting Midwest’s Motion for Summary Judgment and closed judgment in favor of Midwest against Standard Gold.

Midwest Investment Partners, LLC v. Standard Metals Processing, Inc.

On March 17, 2014, Midwest Investment Partners, LLC filed suit against Standard Metals Processing, Inc. in Vanderburgh County Superior Court, Vanderburgh, Indiana, alleging that Standard Metals had wrongfully refused to remove a transfer restriction on Midwest’s shares of Standard Metals stock pursuant to Rule 144 of the Securities Act. On March 27, 2014, Standard Metals filed a Notice of Removal of a Civil Action requesting that the case proceed in the United States District Court for the Southern District of Indiana, Evansville Division as an action properly removed pursuant to 28 U.S.C. §§ 1441 (a) and (b). On April 15, 2014, Standard Metals served and filed its Answer and Affirmative Defenses to Plaintiff’s Complaint and Demand for Jury Trial. On November 26, 2014, Standard Metals filed a Motion for Summary Judgment. On February 11, 2015, the Court issued an Order granting Standard Metals’ Motion for Summary Judgment and entered a Final Judgment in favor of Standard Metals and terminating the action.

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

On May 28, 2014, Stephen E. Flechner filed a Notice of Removal to the United States District Court for the Northern District of Alabama, Middle Division. On May 28, 2014, Flechner also filed a Motion to Dismiss the Complaint for Declaratory Judgment or, in the Alternative, a Motion to Change Venue to the United States District Court for the District of Colorado. On June 10, 2014, Standard Metals Processing, Inc. filed a Motion to strike Flechner’s declaration filed as an exhibit to his Notice of Removal, and a Motion to Remand the action back to the Circuit Court of Etowah, Alabama. On November 7, 2014, Standard Metals filed a Motion for leave to file an amended Complaint. On November 21, 2014, Flechner filed his opposition to Standard Metals’ Motion for leave to file an amended Complaint. On November 26, 2014, Standard Metals filed a Response to Flechner’s Opposition to Standard Metals’ Motion for leave to file an amended Complaint. To date, the Court has not issued a decision regarding Standard Metals’ Motion for leave to file an amended Complaint. On December 22, 2014, Standard Metals filed a Response to Flechner’s Motion to Dismiss the Complaint for Declaratory Judgment or, in the Alternative, a Motion to Change Venue to the United States District Court for the District of Colorado. To date, the Court has not issued a decision regarding Standard Metals’ Motion to Dismiss the Complaint for Declaratory Judgment or, in the Alternative, a Motion to Change Venue to the United States District Court for the District of Colorado. On December 30, 2014, the Court entered an Order denying Standard Metals’ Motion to strike Flechner’s declaration filed as an exhibit to his Notice of Removal and Standard Metals’ Motion to Remand. The Court also ordered Standard Metals to show cause why this matter should not be transferred to the United States District Court for the District of Colorado. On January 8, 2015, Standard Metals filed a Brief to show cause why this case should not be transferred. On January 16, 2015, Flechner filed a Response to Standard Metals’ Brief to show cause why this case should not be transferred. On January 21, 2015, Standard Metals filed a Sur-Response to Flechner’s Response to Standard Metals’ Brief to show cause why this case should not be transferred. On January 23, 2015, Flechner filed a Motion for leave to file a Reply to Standard Metals’ Sur-Response to Flechner’s Response to its Brief to show cause why this case should not be transferred. To date, the Court has not issued a decision regarding Flechner’s Motion for leave to file a Reply to Standard Metals’ Sur-Response to Flechner’s Response to its Brief to show cause why this case should not be transferred. Standard Metals intends to continue to vigorously prosecute its claims against Stephen E. Flechner.

Stephen E. Flechner v. Standard Metals Processing, Inc.

On April 29, 2014, Stephen E. Flechner filed suit in the United States District Court for the District of Colorado against Standard Metals Processing, Inc. alleging that Standard Metals had refused to allow him to exercise stock options granted to him pursuant to a Stock Option Agreement, dated April 1, 2010, and a second Stock Option Agreement, dated January 21, 2011. On June 12, 2014, Standard Metals filed an Answer and a Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. On July 3, 2014, Flechner filed a Response to Standard Metals’ Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. On July 21, 2014, Standard Metals filed its Reply in Support of its Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. On January 16, 2015, Standard Metals filed a Motion for Summary Judgment. On January 19, 2015, Flechner filed a Motion to Strike Standard Metals’ Motion for Summary Judgment. On January 20, 2015, Standard Metals filed a Response to Flechner’s Motion to Strike its Motion for Summary Judgment. On January 21, 2015, Flechner filed a Reply to Standard Metals’ Response to its Motion to Strike Standard Metals’ Motion for Summary Judgment. On January 23, 2015, the Court issued an Order granting in part and denying in part Standard Metals’ Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. The Court in its Order stayed further proceedings in Colorado pending the issuance of orders by the Alabama court. Thereafter, on January 26, 2015, the Court issued an Order vacating the February 20, 2015 Trial Preparation Conference and the March 9, 2015 Bench Trial.

Deborah A. King v. Standard Metals Processing, Inc. f/k/a Standard Gold, Inc., Nevada Corporation

On May 14, 2014, Deborah A. King filed suit against Standard Metals Processing, Inc. in the United States District Court for the District of Nevada. On June 25, 2014, Ms. King filed an Amended Complaint alleging that Standard Metals had refused to allow her to exercise the stock options assigned to her by her former husband, Stephen King, on January 21, 2011, pursuant to a Stock Option Agreement entered into on that date by Mr. King and Standard Metals. On July 16, 2014, Standard Metals filed a Motion to Dismiss the Action or Stay the Proceeding, or, in the Alternative, for a More Definite Statement. On December 9, 2014, the Court issued an Order granting Standard Metals’ Motion to Dismiss the Action and denying its Motion for a More Definite Statement as moot. On December 9, 2014, the Clerk of the Court issued a Judgment in a Civil Case stating that the issues in the case had been heard and a decision to dismiss the action had been rendered by the Court.

Wits Basin Precious Minerals, Inc., Lee Levine, Michael Lepore, Mark McLain, Morton Waldman, Allan Staller, Thomas McAdam, Arthur Brown, DJ Sikka, and Bryan Reichel v. Standard Metals Processing, Inc. f/k/a Standard Gold, Inc., Nevada Corporation

On September 10, 2014, Wits Basin Precious Minerals, Inc. filed suit against Standard Metals Processing, Inc. in the United States District Court for the District of Nevada asserting breach of contract, anticipatory breach of contract and equitable relief. On October 16, 2014, Wits Basin filed an Amended Complaint, adding new parties and alleging that Standard Metals had refused to allow it to exercise its option to purchase shares granted to it pursuant to an Exchange Agreement, dated March 15, 2011, so that Wits Basin could obtain shares to meet its requirements under private option agreements it had entered into with option holders, allowing those option holders certain rights, options and warrants to purchase stock in Standard Metals. On November 5, 2014, Standard Metals filed a Second Motion to Dismiss Wits Basin et al.’s Amended Complaint. On March 13, 2015, the Court issued an Order granting in part and denying in part Standard Metals’ Motion to Dismiss the action. The Court dismissed with prejudice Wits Basin et al.’s claims of breach of contract and anticipatory repudiation of the contract. However, the Court allowed Wits Basin et al’s claim against Standard Metals of interference with contract to go forward. Standard Metals Processing, Inc. intends to continue to vigorously defend against the remaining claim asserted by Wits Basin Precious Minerals Inc. et al.

Blair Mielke v. Standard Metals Processing, Inc., a Nevada corporation, and Does 1 through 20, and Roes Corporations 1 through 20, inclusive

On October 3, 2014, Blair Mielke filed suit against Standard Metals Processing, Inc. in the Eight Judicial District Court for the State of Nevada in and for the County of Clark, alleging that Standard Metals had refused to issue and deliver to him shares of the Company’s common stock pursuant to the filing of a Form 8-K with the United States Securities and Exchange Commission on August 30, 2011. On October 24, 2014, Standard Metals filed a Petition for Removal to the United States District Court for the District of Nevada (Las Vegas). On October 30, 2014, Standard Metals filed a First Motion to Dismiss. On November 17, 2014, Mielke filed a Response to Standard Metals’ First Motion to Dismiss. On November 24, 2014, Standard Metals filed a Reply to Mielke’s Response to its First Motion to Dismiss. To date, the Court has not issued a decision regarding Standard Metals’ First Motion to Dismiss. Standard Metals Processing, Inc. intends to continue to vigorously defend against claims by Blair Mielke.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock is quoted on the OTCQB under the symbol “SMPR.” As of March 27, 2015, the last closing sale price of our common stock as reported by OTCQB was $1.00 per share. The following table sets forth for the periods indicating the range of high and low closing sale prices of our common stock:

Period	High	Low

Quarter Ended March 31, 2013	$0.51	$0.15
Quarter Ended June 30, 2013	$0.58	$0.19
Quarter Ended September 30, 2013	$0.51	$0.38
Quarter Ended December 31, 2013	$1.20	$0.34

Quarter Ended March 31, 2014	$2.25	$0.80
Quarter Ended June 30, 2014	$1.35	$2.20
Quarter Ended September 30, 2014	$1.54	$2.09
Quarter Ended December 31, 2014	$1.76	$1.00

The quotations from the OTCQB above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions.

RECORD HOLDERS

As of March 30, 2015, there were approximately 141 record holders of our common stock, excluding shareholders holding securities in “street name.”

DIVIDENDS

We have never paid cash dividends on our common stock and have no present intention of doing so in the foreseeable future. Rather, we intend to retain all future earnings to provide for the growth of our Company. Payment of cash dividends in the future, if any, will depend, among other things, upon our future earnings, requirements for capital improvements and financial condition.

RECENT SALES OF UNREGISTERED SECURITIES

In addition to the sales of unregistered securities that we reported in Quarterly Reports on Form 10-Q and Current Reports on Form 8-K during fiscal year ended 2014, we made the following sales of unregistered securities during the year ended December 31, 2014:

Stock Warrants

On July 15, 2014, a holder with an option to purchase a total of 400,000 shares under the 2010 Plan originally granted on September 14, 2010 executed a cashless exercise wherein 282,000 restricted shares were issued and 118,000 shares were surrendered as payment for the issued shares.

During the year ended December 31, 2014, a total of 7,025,227 warrants to purchase common stock were exercised: 1,830,867 warrants were exercised at a price of $0.25 per share; 520,000 warrants exercised at $0.50 per share;

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

On February 13, 2014, the Company entered into an agreement with a debt holder wherein $458,250 of accrued expenses was settled for 300,000 shares of restricted common stock.

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

Sales of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, we believe that these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and rules promulgated thereunder. Based on representations from the above-referenced lender, we have determined that such lender was “accredited investors” (as defined by Rule 501 under the Securities Act) and were acquiring the shares for investment and not distribution, and that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The lender received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

N/A

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

Overview of the Company

Water Pollution Control Permit

Through the Company’s wholly owned subsidiary, Tonopah Custom Processing, Inc. (“TCP”), a Water Pollution Control Permit (“WPCP”) Application was filed with the Nevada Department of Environmental Protection (“NDEP”) Bureau of Mines and Mining Reclamation (“BMMR”) for the approval of the permits necessary for a small-scale mineral processing facility planned for the Tonopah Property. The plant will perform laboratory testing, pilot testing, and custom processing of precious metal ores and concentrates from mining industry clients. Processing of ore materials will employ standard mineral processing techniques including gravity concentration, froth flotation and chemical leaching and carbon stripping.

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

In connection with the WPCP application, NDEP suggested that we take the following actions: (i) retain a Nevada Certified Environmental Manager (“CEM”), (ii) perform Meteoric Profile II water testing on ground water directly below the mill as well as surrounding wells located off site, and (iii) determine baseline values of water using the Meteoric Profile II results. NDEP regulations require that the Company delay any new construction planned for “metal extraction” until after the permits are in place. We hired Allstate-Nevada Environmental Management, Inc., as our CEM to assist us with obtaining an NDEP WPCP and to help us fulfill all the requirements of NDEP including the Meteoric Profile II analysis, as well as advise on the overall site cleanup and assisting with any other NDEP requirements.

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

Water, Wells and Drilling Permit

The existing water rights on the property utilize two wells (points of diversion). We obtained a drilling permit from the Nevada Department of Water Resources (“NDWR”) on September 4, 2014 to move the point of diversion of one of our existing wells. The historic production well has not been used in recent years and is too far away from our new production plant. We are moving the point of diversion closer to our proposed production plant site to provide a localized source of fresh water. We hired Bruce Mackay Pump and Well Service to drill the new process/fresh water well that will change the point of diversion and drill a new well. The drilling of our new point of diversion process well was completed in January 2015.

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

The Company accepted delivery of additional large heavy equipment on April 1, 2014. We have completed the initial grading of specific designated areas on the 40 undisturbed acres of land including clearing all vegetation, removing of all scrap metal, and the excavation of the building pad for the preparation of the new 21,875 square foot processing plant. With the additional large heavy equipment onsite, we have completed the removal of all the extra and unnecessary materials and old equipment that have accumulated on the land.

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

RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2014 COMPARED TO THE YEAR ENDED DECEMBER 31, 2013.

Revenues

We had no revenues from operations for the years 2014 and 2013. Furthermore, we do not anticipate having any significant future revenues until we have sufficiently funded operations.

Operating Expenses

General and administrative expenses were $14,938,972 for 2014 as compared to $6,050,082 for 2013. Of the $14,938,972 in 2014, we recorded $12,798,786 of compensation expense related to options and warrants as compared to $4,107,806 of compensation expenses related to options in 2013. In 2014, compensation expenses as well as operating expenses increased due to the employment agreements the Company entered into with its key officers and the increase in preparation for building infrastructure through permits, research, agreements and construction. We anticipate that future compensation expenses will increase and that certain operating expenses will continue to increase for fiscal 2014 as we continue to build the infrastructure to proceed with custom processing tolling milling services and possible entrance into other properties.

Depreciation and amortization expenses were $17,613 for 2014 as compared to $0 for 2013.

Other Income and Expenses

Interest Expense

Interest expense for 2014 was $183,804 compared to 2013, which was $332,665. The 2014 and 2013 amounts relate to the interest due on the following notes payable: (i) the $2,500,000 secured, convertible promissory note issued to Pure Path on October 10, 2013 in accordance with the settlement agreement of same date. All prior debt was subsumed under this note, the outstanding of which was $2,092,097 plus accrued interest at 8% per annum on December 31, 2014; (ii) the short-term note payable; and (iii) the convertible notes issued in 2011 and 2012.

The conversion of all but $100,000 of item (iii) above contributed to the significant decreases from the 2013 amounts. The non-cash interest expense for the year ended December 31, 2014 was $183,804 compared to $0 for the same period in 2013.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements through advances from Pure Path Management LLC and the exercise of common stock purchase warrants. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next 12 months. We had a working capital deficit of $5,388,486 at December 31, 2014. Cash and cash equivalents were $36,095 at December 31, 2014, representing a decrease of $107,004 from the cash and cash equivalents of $143,099 at December 31, 2013.

We receive monthly payments of $529 from American Tower Corporation for a cellular tower located on our Tonopah property.

Our cash reserves will not be sufficient to meet our operational needs and thus, we need to raise additional capital to pay for our operational expenses and provide for capital expenditures. Our basic operational expenses are estimated at approximately $200,000 per month and we continue to have debt service commitments, which includes $2,174,597 (plus accrued interest) due to Pure Path and $100,000 (plus accrued interest) if none of the convertible note holders convert any portion of their notes payable. Above the basic operational expenses, we estimate that we need approximately $17,500,000 to complete our planned four circuit tolling operations. If we are not able to raise additional working capital, we may have to cease operations altogether.

For the years ended December 31, 2014 and 2013, we had net cash used in operating activities of $1,550,701 and $648,081 respectively.

For the years ended December 31, 2014 and 2013, we had net cash used in investing activities of $2,403,998 and $89,349, respectively. The amount in 2014 was due to the funds require to purchase equipment and make down payment on our first new building in Nevada.

For the years ended December 31, 2014 and 2013, we had net cash provided by financing activities of $3,847,695 and $880,435 respectively.

During 2014, we received $3,790,195 in cash proceeds from the exercise of warrants to purchase common stock and $82,500 from proceeds from debt. During 2013 we received $497,785 in cash proceeds from the exercise of warrants to purchase common stock and $382,650 from proceeds from debt.

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

Off-Balance Sheet Arrangements

During the year ended December 31, 2014, we did not engage in any off balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Standard Metals Processing, Inc.

We have audited the accompanying consolidated balance sheets of Standard Metals Processing, Inc. (formerly Standard Gold Holdings, Inc.), and its subsidiaries (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Standard Metals Processing, Inc. and its subsidiaries as of December 31, 2014 and 2013 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Turner, Stone & Company, LLP

Dallas, Texas

March 31, 2015

STANDARD METALS PROCESSING, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
Assets
Current assets:
Cash	$36,095	$143,099
Prepaid expenses	59,010	5,000

Total current assets	95,105	148,099
Shea Mining and Milling Assets	35,159,427	35,159,427
Property, plant and equipment:
Machinery and equipment	1,758,818	21,000
Construction in progress	1,778,532	68,349
	3,537,350	89,349
Accumulated depreciation	(17,613)	-
Net property, plant and equipment	3,519,737	89,349
Total Assets	$38,774,269	$35,396,875

Liabilities and Shareholders’ Equity
Current liabilities:
Senior secured convertible promissory note payable, related party	$2,174,597	$-
Short-term notes payable	-	25,000
Convertible notes payable, current portion	175,000	275,000
Due to Wits Basin Precious Minerals Inc.	16,616	16,616
Accounts payable	2,154,512	1,138,951
Accrued interest	246,273	86,143
Accrued expenses	710,286	1,385,251
Accounts payable to related party	6,307	-

Total current liabilities	5,483,591	2,926,961

Commitments and Contingencies (Note 8)

Senior secured convertible promissory note payable, related party	-	2,092,097

Preferred stock, 50,000,000 shares authorized:

Series A, $.001 par value, 10,000,000 and 10,000,000 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	10,000,000	10,000,000

Shareholders’ equity:
Series B preferred stock, $0.001 par value 2,500,000 shares designated, no shares issued and outstanding,	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized: 103,660,936 and 91,266,411 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	103,661	91,266
Additional paid-in capital	75,255,143	56,114,271
Accumulated deficit	(52,068,126)	(35,827,720)
Total shareholders’ equity	23,290,678	20,377,817
Total Liabilities and Shareholders’ Equity	$38,774,269	$35,396,875

The accompanying notes are an integral part of these financial statements.

STANDARD METALS PROCESSING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31, 2014	December 31, 2013

Revenues	$-	$-

Operating expenses:
General and administrative	14,938,972	6,050,082
Depreciation and amortization	17,613	-

Total operating expenses	14,956,585	6,050,082
Loss from operations	(14,956,585)	(6,050,082)

Other income (expense):
Other income	6,470	5,819
Loss on settlement of debt	(1,106,487)	(1,372,977)
Interest expense	(183,804)	(332,665)

Total other income (expense)	(1,283,821)	(1,699,823)
Loss before income tax provision	(16,240,406)	(7,749,905)

Income tax provision	-	-
Net loss	$(16,240,406)	$(7,749,905)

Basic and diluted net loss per common share	$(0.16)	$(0.12)

Basic and diluted weighted average common shares outstanding	99,090,384	64,622,893

The accompanying notes are an integral part of these financial statements.

STANDARD METALS PROCESSING, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional
	Common stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

BALANCE, December 31, 2012	54,318,756	$54,318	$45,831,321	$(28,077,815)	$17,807,824

Stock issued for conversion of convertible debt	4,115,868	4,116	1,862,814	-	1,866,930

Stock issued for the conversion of notes payable, related party	27,000,000	27,000	1,473,000	-	1,500,000

Stock issued for the exercise of common stock warrants	2,275,138	2,275	495,510	-	497,785

Stock issued for the settlement of accrued liabilities	3,556,649	3,557	1,075,766	-	1,079,323

Warrants issued upon conversion of convertible debt	-	-	1,268,054	-	1,268,054

Options and warrants issued for employee compensation	-	-	3,226,501	-	3,226,501

Options issued for consultant compensation	-	-	881,305	-	881,305

Net loss	-	-	-	(7,749,905)	(7,749,905)

BALANCE, at December 31, 2013	91,266,411	91,266	56,114,271	(35,827,720)	20,377,817

Stock issued for conversion of convertible debt	237,118	237	118,325	-	118,562

Stock issued for the exercise of common stock warrants and options	7,307,227	7,308	3,930,355	-	3,937,663

Stock issued for the settlement of accounts payable and accrued expense	2,100,180	2,100	2,296,156	-	2,298,256

Options issued for compensation			8,206,286	-	8,206,286

Stock issued for compensation	2,750,000	2,750	4,589,750	-	4,592,500

Net loss	-	-	-	(16,240,406)	(16,240,406)

BALANCE, at December 31, 2014	103,660,936	$103,661	$75,255,143	$(52,068,126)	$23,290,678

The accompanying notes are an integral part of these financial statements.

STANDARD METALS PROCESSING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31, 2014	December 31, 2013
OPERATING ACTIVITIES:
Net loss	$(16,240,406)	$(7,749,905)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	17,613	-
Compensation expense related to issuance of common stock, warrants and stock option grants	12,798,786	4,107,806
Loss on extinguishment of debt and accrued expenses	959,019	1,372,977
Stock warrants awarded	147,468
Increase in convertible note payable, related party through the payment of expenses	-	544,164
Changes in operating assets and liabilities:
Prepaid expenses	(54,010)	3,897
Accounts payable	795,469	306,405
Accrued expenses	19,053	766,575
Accounts payable related party	6,307	-

Net cash used in operating activities	(1,550,701)	(648,081)

INVESTING ACTIVITIES:
Purchases of equipment	(1,671,945)	(21,000)
Payment for construction in progress	(732,053)	(68,349)

Net cash used in investing activities	(2,403,998)	(89,349)

FINANCING ACTIVITIES:
Repayment of short term note principal	(25,000)	-
Cash proceeds from issuance of common stock, warrants and exercise of stock options and warrants	3,790,195	497,785
Cash proceeds from debt	82,500	382,650

Net cash provided by financing activities	3,847,695	880,435

Increase (Decrease) in CASH	(107,004)	143,005
CASH , beginning of year	143,099	94
CASH , end ofyear	$36,095	$143,099

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Debt and accrued interest of Pure Path short-term loan facility converted into common stock	-	1,500,000
Short-term notes payable and accrued interest converted into convertible promissory notes	-	1,866,930
Construction in progress and equipment purchases unpaid	1,044,004
Convertible promissory notes and accrued interest converted into common stock	118,559	-
Common stock issued in lieu of accounts payable and accrued expenses	-	1,079,323

The accompanying notes are an integral part of these financial statements.

STANDARD METALS PROCESSING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

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

On March 15, 2011, the Company closed a series of transactions, whereby we acquired certain assets of Shea Mining & Milling, LLC (“Shea Mining”). The exchange agreement was by and between the Company, Shea Mining, Afignis, LLC, Leslie Lucas Partners, LLC, Wits Basin and Alfred A. Rapetti (the “Shea Exchange Agreement”) whereby the Company acquired certain assets from Shea Mining, which assets include those located in Tonopah, Nevada, of land, buildings, a dormant milling facility, abandoned milling equipment, water permits and mine tailings (financed through a note payable assigned to us), mine dumps, a property lease and a contract agreement in exchange for 35,000,000 shares of our unregistered shares. The Shea Exchange Agreement did not include any operable toll milling equipment, employees or operational processes and therefore has been accounted for as a purchase of a group of assets. The Company completed the Shea Exchange Agreement to acquire the Shea Mining assets and develop a toll milling services business of precious minerals. Toll milling is a process whereby mined material is crushed and ground into fine particles to ease the extraction of any precious minerals contained therein, such as gold, silver, lead, zinc and copper, and rare earth metals. See Note 3 – Acquisition of Shea Milling and Mining Assets for a detailed discussion.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2014, the Company incurred losses from operations of $16,240,406. At December 31, 2014, the Company had an accumulated deficit of $52,068,126 and a working capital deficit of $5,388,486. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the 2014 fiscal year, the Company received net cash proceeds of $3,790,195 from the exercise of warrants. Management believes that private placements of equity capital and/or additional debt financing will be needed to fund our long-term operating requirements. The Company may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Standard Metals Processing, Inc., and our wholly owned subsidiaries Tonopah Milling and Metals Group, Inc. (and its wholly owned subsidiaries Tonopah Custom Processing, Inc., and Tonopah Resources, Inc., Standard Metals Acquisitions, Inc. and Standard Renewable Energy, Inc.

Reclassification

Certain accounts in the prior period were reclassified to conform to the current period financial statements presentation.

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

Years
Buildings	20
Equipment	2-7
Vehicle	2

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

Long-Lived Assets

We will periodically evaluate the carrying value of long-lived assets to be held and used, including but not limited to, mineral properties, mine tailings, mine dumps, capital assets and intangible assets, when events and circumstances warrant such a review and at least annually. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose. There were no impairment charges during the years ended December 31, 2014 and 2013.

Revenue Recognition and Deferred Revenue

As of December 31, 2014, we have recorded no revenues from custom permitted processing toll milling.

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

Off Balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance sheet activities (including the use of structured finance or special purpose entities) or any trading activities in non-exchange traded commodity contracts that have a current or future effect on our financial condition, changes in the financial condition, revenues or expenses, results of operation, liquidity, capital expenditures or capital resources that are material to our investors.

Financial Instruments

The carrying amounts for all financial instruments approximates fair value. The carrying amounts for cash, accounts payable and accrued liabilities approximated fair value because of the short maturity of these instruments. The fair value of short-term debt approximated the carrying amounts based upon our expected borrowing rate for debt with similar remaining maturities and comparable risk.

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

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at December 31, 2014 and 2013. The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

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

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC Topic 505-50, “Equity-Based Payments to Non-Employees.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant begins providing services.

Recent Accounting Standards

During the year ended December 31, 2014 and through March 30, 2015, there were several new accounting pronouncements issued by the Financial Accounting Standards Board.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

NOTE 3 – ACQUISITION OF SHEA MILLING AND MINING ASSETS

On March 15, 2011, the Company entered into an exchange agreement by and between the Company, Shea Mining, Afignis, LLC, Leslie Lucas Partners, LLC, Wits Basin and Alfred A. Rapetti (the “Shea Exchange Agreement”) whereby the Company acquired certain assets from Shea Mining, which assets include those located in Tonopah (financed through a note payable assigned to us), mine dumps, a property lease and a contract agreement in exchange for 35,000,000 shares of our unregistered shares. The Shea Exchange Agreement did not include any operable toll milling equipment, employees or operational processes and therefore has been accounted for as a purchase of a group of assets. The Company completed the Shea Exchange Agreement to acquire the Shea assets and develop a toll milling services business of precious minerals.

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

The Tonopah property was subject to an existing $2,500,000 first deed of trust, which was in default at the time of the Shea Exchange Agreement and included accrued interest of $375,645, which was also assumed in the transaction. As part of the assignment, NJB Mining, Inc. (“NJB”) modified the related note to allow the Company until May 14, 2011 to refinance this mortgage, which was subsequently extended numerous times. As of August 31, 2011, the Company was still in default under the terms of the Loan Modification Agreement, and therefore entered into a forbearance agreement with NJB, (the “NJB Forbearance Agreement”), in which NJB agreed to forbear from initiating legal proceedings, including forbearance of the deed of trust and enforcement of its collection remedies. The NJB Forbearance Agreement further provided for additional extensions up through December 9, 2011. On December 9, 2011, Pure Path Capital Management Company, LLC (“Pure Path”) purchased the Loan Modification Agreement and the NJB Forbearance Agreement directly from NJB. On December 21, 2011, we entered into an amended and restated forbearance agreement with Pure Path (the “A&R Forbearance”), whereby Pure Path extended the provisions of the NJB Forbearance Agreement. Pure Path provided an additional extension to stay any action of the A&R Forbearance until June 8, 2012, on which date, if not paid or another agreement was not executed, the Company would be required to issue 5,000,000 shares of its common stock to Pure Path; such extension was provided without additional consideration. The Company did not pay the balance of the mortgage on June 8, 2012 and pursuant to the terms of the A&R Forbearance Agreement, the Company was required to issue 5,000,000 shares to Pure Path. The 5,000,000 shares were approved for issuance by the Board of Directors on October 9, 2012 and were issued to Pure Path on December 6, 2012. Pure Path provided additional extensions to stay any action of the Forbearance Agreement until August 31, 2013; such extensions were provided without additional consideration. On October 10, 2013, the Company entered into a Settlement and Release Agreement (the “Agreement”) with Pure Path. Pursuant to the Agreement, Pure Path relinquished the rights and obligations owed to it and agreed to forbear collection remedies and legal proceedings against the Company including foreclosure on the Deed of Trust. In connection with the settlement and release of various debts of approximately $1,500,000, consulting fees owed by the Company, and relinquishment of rights by Pure Path, the Company issued 27,000,000 restricted shares and a convertible promissory note for up to $2,500,000 with a principal amount on the date of issuance of $1,933,345 bearing interest of 8% per year for the amounts owed under the Pure Path Agreements.

In connection with the Shea Exchange Agreement, we also were assigned the ownership of approximately a six square mile section of mine dump material in Manhattan, Nevada (“Manhattan”).

The other assets the Company acquired consisted of a property lease, which allowed the use of an assay lab property and the associated water permits, (with a right to purchase for $6,000,000) and a contract agreement, which allowed the Company use of processing permits, located in Amargosa Valley, Nevada (“Amargosa”). The Company paid a monthly base rent of $17,500 on this lease and $5,000 monthly on the contract agreement. In January 2012, the landlord of the Amargosa lease caused to have served a five Day Notice To Pay Rent Or Quit due to default in the monthly $17,500 lease payments. The Company began immediate communications with the landlord, which resulted in a delay of further actions by the landlord to pursue any remedies. Then on February 9, 2012, the landlord caused to have served an Order For Summary Eviction (“Eviction”) due to continued default in lease payments. Effective with the Eviction, a total of $112,500 in lease and contract payments remain unpaid as well as $10,500 in late fees required pursuant to the terms of the lease. On February 10, 2012, the Beatty County Sheriff completed the Eviction at Amargosa and the Company as such, no longer has access to the assay lab or permits at Amargosa. As a result, all remaining equipment at Amargosa with an aggregate value of $40,925 was written off as impaired.

Pursuant to the Shea Exchange Agreement, the Company issued a total of 35,000,000 shares of our common stock to the equity holders of Shea Mining in exchange for certain of their assets, resulting in those holders owning an ownership interest of approximately 87% of our then currently outstanding common stock (approximately 56% ownership interest on a fully diluted basis). Alfred A. Rapetti, a member of our Board of Directors and our former Chief Executive Officer, was granted an irrevocable voting proxy for half of the shares issued to the Shea Mining equity holders, which continues until the affected shares are publicly sold after a period of at least six months, and thereafter in accordance with all applicable securities laws. In August 2011, these rights were transferred to Blair Mielke, a former director of the Company. All such voting rights have since been canceled by the owners or through a transfer of ownership. The Company also agreed to indemnify Shea Mining from any liabilities arising after March 15, 2011 out of the Loan Modification Agreement or the loan agreements.

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

Simultaneous with these transactions, pursuant to the Shea Exchange Agreement, Wits Basin exchanged 19,713,544 shares of the Company’s common stock it held for 10,000,000 shares of our Series A Preferred Stock. The Series A Preferred Stock has a liquidation preference of $10,000,000, payable only upon certain liquidity events or upon achievement of a market value of our equity equaling $200,000,000 or more. Additional details regarding the Series A Preferred Stock can be found in the Company’s Articles of Amendment, which were filed with the Colorado Secretary of State on January 4, 2013. Additionally, the Company obtained the right to transfer our entire interest and related debt of the Bates-Hunter Mine, at any time prior to June 13, 2011, to Wits Basin in exchange for the cancellation of a promissory note issued by Hunter Bates payable in favor of Wits Basin in the approximate amount of $2,500,000. On April 29, 2011, our Board of Directors approved this transfer effective April 29, 2011.

Furthermore, Wits Basin had entered into certain commitments, which involved shares of the Company’s common stock and as a result of their exchange of substantially all of the Company’s common stock they held for Series A Preferred, Wits Basin could no longer honor those commitments. In consideration of Wits agreeing to the exchange, the Company agreed to enter into two stock option agreements as follows: (1) the Company granted to one of Wits Basin’s major lenders a replacement stock option, on substantially the same terms as the stock option issued by Wits Basin, to purchase 1,299,000 shares of the Company’s common stock at an exercise price of $1.00 per share expiring on December 14, 2014 (of which the holder exercised on 10,000 shares of the option with a payment of $10,000 during 2011) and (2) the Company granted to Wits Basin a replacement stock option, expiring on December 19, 2014, to purchase up to 630,000 shares of the Company’s common stock, at an exercise price of $0.50 per share. As of December 31, 2014 all of these stock options are expired.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

The Company is preparing the Tonopah property site for the construction of a permitted custom processing toll milling facility including grading the land, installing fencing and working with contractors for our 21,875 square foot building and servicing and drilling various wells for our future operations.

Components of our property, plant and equipment are as follows:

	December 31,
	2014	2013
Equipment	$1,758,818	$21,000
Construction in Progress	1,778,532	68,349
Less accumulated depreciation	(17,613)	—
	$3,519,737	$89,349

NOTE 5 – SHORT-TERM NOTES PAYABLE

The following table summarizes the Company’s short-term notes payable:

	December 31,
	2014	2013

Promissory note issued on September 7, 2010, in the principal amount of $25,000 to Stephen Flechner, our President at the time, utilized for a potential mining project; stated interest rate of 5%; with a maturity date of November 30, 2010. (1) The principal and interest of this note were paid in full on February 13, 2014.	$-	$25,000

Totals	$-	$25,000

(1)	Secured by a personal guarantee of Stephen D. King, our CEO at the time.

On February 13, 2014, the Company repaid a promissory note dated September 7, 2010 in the aggregate amount of $29,281 consisting of principal in the amount of $25,000 and interest of $4,281 to Steven Flechner, a former officer of the Company.

Summary

The following table summarizes the short-term notes payable activity in 2014 and 2013:

	2014	2013
Balance Beginning of year	$25,000	$2,160,284
Add: advances from Pure Path	0	382,650
Less repaid principal	(25,000)
Expenses paid on behalf of the Company		410,411
Principal portion converted into common stock during the restructuring of the Pure Path note payable		(970,000)
Reclassification of Pure Path short-term to senior secured convertible promissory note		(1,958,345)
Balance at end of year	$0	$25,000

The weighted average interest rate on short-term notes payable at December 31, 2013 was 5%.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Beginning in January 2011 through November 2011, the Company entered into six-month convertible promissory notes with accredited investors (the “CP Notes”). The terms of the CP Notes are: (i) accrue interest at 6% per annum (ii) include the right to convert into our common stock at any time, at a price of $0.50 per share, and (iii) the issuance of a two-year stock purchase warrant, with an exercise price of $0.50 per share, at a rate of two warrants per $1 of the CP notes.

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

For the year ended December 31, 2012, the Company recorded $131,651 of amortization of the value assigned to the additional beneficial conversion feature of the CP Notes and $149,181 amortization of warrant debt discount. As of December 31, 2012, there is no remaining unamortized debt discount.

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

On October 10, 2013, a Senior Secured Convertible Promissory Note for up to $2,500,000 at 8% per annum with an original principal balance of $1,933,345 maturing on April 10, 2015 was issued to Pure Path pursuant to a Settlement and Release Agreement. The Note is convertible into shares of Series B Preferred Stock. (see Note 9 Related Party transactions).

The following table summarizes the Company’s remaining convertible promissory notes (convertible into common stock):

	December 31,
	2014	2013
Convertible promissory notes net of unamortized discount of $0 at December 31, 2014; interest rate of 6%; accrued interest of $36,665 at December 31, 2013 and all of these CP Notes are past due and original terms apply in the default period.	$275,000	$275,000
Debt converted into shares of restricted common stock	(100,000)
	$175,000	$275,000

A holder of a convertible promissory note dated January 26, 2011 converted the entirety of the note consisting of $100,000 of principal and $18,559 of interest on February 28, 2014 into 237,118 shares of the Company’s common stock.

NOTE 7 – SHAREHOLDERS’ EQUITY

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

Common Stock Issuances

For Services

On June 18, 2014, the Company issued 1,000,000 restricted common shares to a service provider. These shares were valued at fair market value of $1.67 per share and have been charged as stock compensation to general and administrative expense.

On June 18, 2014, the Company issued 250,000 restricted common shares to the President of our subsidiary, Tonopah Custom Processing, Inc. These shares were valued at fair market value of $1.67 per share and have been charged as stock compensation to general and administrative expense.

On June 18, 2014, the Company issued 1,500,000 restricted common shares to an officer of the Company. These shares were valued at fair market value of $1.67 per share and have been charged as stock compensation to general and administrative expense.

Conversion of Secured Creditor

On October 10, 2013 we issued 27,000,000 shares of restricted common stock in connection with a settlement with our secured creditor. (See Note 9 Related Party Transactions).

Conversion of Unsecured Note

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

Conversion of Promissory Note

On October 29, 2013, we issued 53,995 shares of common stock from the conversion of $25,000 of principal and $1,997 interest of promissory note.

On December 5, 2013, we issued 57,463 shares of common stock for the conversion of $25,000 of principal and $3,732 interest of a promissory note.

Debt Settlements

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

On January 17, 2014, the Company entered into a Debt Settlement Agreement with a debt holder wherein a $273,910 debt was settled for 387,820 shares of restricted common stock.

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

On February 13, 2014, the Company entered into an agreement with a debt holder wherein $458,250 of accrued expenses was settled for 300,000 shares of restricted common stock and $21,750 was charged as loss on settlement of debt to general and administrative expense.

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

The Company recorded non-cash loss on settlement of debt of $1,106,487 and $1,372,977 for the years ended December 31, 2014 and 2013, respectively.

Stock Warrants

In the fourth quarter of 2013, we issued 1,775,138 shares of unregistered common stock pursuant to the exercise of outstanding common stock purchase warrants at a price of $0.25 per share and 100,000 at $0.50 per share for an aggregate purchase price of $493,785.

On July 15, 2014, a holder with an option to purchase a total of 400,000 shares under the 2010 Plan originally granted on September 14, 2010 executed a cashless exercise wherein 282,000 restricted shares were issued and 118,000 shares were surrendered as payment for the issued shares.

During the year ended December 31, 2014, a total of 7,025,227 warrants to purchase common stock were exercised: 1,830,867 warrants were exercised at a price of $0.25 per share; 520,000 warrants exercised at $0.50 per share; 4,000,000 warrants exercised at $0.60 per share, 244,360 warrants exercised at $0.89 per share and 430,000 at $1.00 per share for an aggregate total of $3,790,197.

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

As a result of this correction there are a total of 1,631,842 options granted and available for exercise under the Plan outstanding as of the date of this filing.

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

2014 Option Plan

By Board Resolution effective January 27, 2014, the Company adopted a 2014 Stock Incentive Plan (the “Plan”) to compensate employees and consulting groups in their efforts to enhance the long-term shareholder value of the Company. Pursuant to the Plan, selected persons are offered opportunities to participate in the Company's growth and success and are encouraged to acquire and maintain stock ownership in the Company. The Plan grants options to purchase shares of our common stock vesting at dates beginning on the date of grant and issuable at chronological or performance increments. The Plan Administrator may also grandfather in existing options granted during 2013. The shareholders approved the 2014 Plan at the 2014 annual meeting.

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

The Plan Administrator shall determine whether the options will continue to be exercisable, and the terms and conditions of such exercise, if a participant ceases to be employed or provide services to the Company. If not so established in the instrument evidencing such options, any portion of an option that is not vested and exercisable on the date of termination of the participant’s employment or service relationship (the “Employment Termination Date”) shall expire on such date. Any portion of an option that is vested and exercisable on the Employment Termination Date shall expire upon the earliest to occur of: (i) if the participant’s Employment Termination Date occurs by reason of retirement, disability or death, the one-year anniversary of such Employment Termination Date; (ii) if the participant’s Employment Termination Date occurs for reasons other than cause, retirement, disability or death, the three-month anniversary of such Employment Termination Date; or (iii) the last day of the option term. Notwithstanding the foregoing, if the participant dies after the Employment Termination Date while the Option is otherwise exercisable, the portion of the option that is vested and exercisable on such Employment Termination Date shall expire upon the earlier to occur of: (a) the last day of the option term; or (b) the first anniversary of the date of death, unless the Plan Administrator determines otherwise.

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

The Company grandfathered the following options issued to consultants during the 4th quarter of 2013 in to the 2014 Plan:

The Company entered into a Strategic Advisory Services Agreement with P5, LLC (“P5”) dated effective October 15, 2013, to provide strategic advisory services. As consideration for such services, the Company granted P5 a total of 17,500,000 options to purchase common stock of the Company, with 7,500,000 shares available for purchase at an exercise price of $0.65 per share and 10,000,000 shares available for purchase at an exercise price of $1.25 per share, with a grant term of seven years and subject to a vesting schedule. With respect to the options to purchase up to 7,500,000 shares at $0.65 per share, 2,500,000 options vest upon each of the following: (i) October 15, 2013 (the “P5 Grant Date”); (ii) 90 days after the P5 Grant Date; and (iii) 180 days after the P5 Grant Date. With respect to the options to purchase up to 10,000,000 shares at an exercise price of $1.25 per share, 2,500,000 options vest upon each of the following: April 1, 2014, July 1, 2014, October 1, 2014 and January 1, 2015.

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

On June 18, 2014, the Company granted 250,000 options to purchase common stock of the Company at an exercise price of $1.67 per share with a term of seven years to a legal advisor. The options vest in full on grant.

On June 18, 2014, the Company granted 750,000 options to purchase common stock of the Company at an exercise price of $1.67 per share with a term of seven years to the President of our Tonopah Custom Processing, Inc. subsidiary. The options vest in full on grant.

On June 18, 2014, the Company granted 1,000,000 options to purchase common stock of the Company at an exercise price of $1.67 per share with a term of seven years to an officer of the Company. The options vest in full on grant.

The Company uses the Black-Scholes pricing model as a method for determining the estimated fair value for stock awards. Compensation expense for stock awards is recognized on a straight-line basis over the vesting period of service awards and for performance-based awards, the Company recognizes the expense when the performance condition is probable of being met.

In determining the compensation cost of the stock awards granted during fiscal 2014 and 2013, the fair value of each grant had been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized below:

	2014	2013
Risk-free interest rate	2.21%	2.11%
Expected volatility factor	75%	75%
Expected dividend	—	—
Expected option term	7 years	7 years

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

The Company recorded $8,206,286 and $4,107,806 related to compensation expense for the years ended December 31, 2014 and 2013, respectively. All compensation expense is included in general and administrative expense. There was no tax benefit from recording this non-cash expense due to our income tax valuation allowance and due to a portion of the options being incentive stock options. The compensation expense had a $0.08 and $0.04 per share impact on the loss per share for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, there was $703,372 in unrecognized compensation expense.

The following tables summarize information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price
Options outstanding - December 31, 2012	10,438,335	$0.64

Granted	28,500,000	0.89
Canceled or expired	(6,187,493)	0.56
Exercised	—	—
Options outstanding - December 31, 2013	32,750,842	$0.88

Granted	4,000,000	1.71
Canceled or expired	(2,337,000)	.79
Exercised	(282,000)	.60
Options outstanding – December 31, 2014	34,131,842	$0.99

Weighted average fair value of options granted during the year ended December 31, 2013		$0.27
Weighted average fair value of options granted during the year ended December 31, 2014		$0.94

A summary of the Company’s nonvested options at December 31, 2014, and changes during the year ended December 31, 2014, is presented below:

	Options	Weighted Average Grant Date Fair Value
Non-vested, beginning of period	21,750,000	$0.24
Granted	4,000,000	$0.94
Vested	(20,500,000)	$0.24
Forfeited	—	$—
Non-vested, end of period	5,250,000	$0.24

The following tables summarize information about stock options outstanding and exercisable at December 31, 2014:

	Options Outstanding at December 31, 2014
Range of Exercise Prices	Number Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)

$0.40 to $0.60	6,031,842	6.1 years	$0.45	$3,415,603
$0.61 to $1.00	10,600,000	5.5 years	$0.69	$3,310,000
$1.01 to $1.50	14,500,000	6.1 years	$1.25	$-
$1.51 to $2.25	3,000,000	6.6 years	$1.86	$-
$0.40 to $2.25	34,131,842	6.0 years	$0.99	$6,625,603

	Options Exercisable at December 31, 2014
Range of Exercise Prices	Number Exercisable	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)

$0.40 to $0.60	3,781,842	6.1 years	$0.44	$2,115,603
$0.61 to $1.00	10,600,000	5.5 years	$0.69	$3,310,000
$1.01 to $1.50	11,500,000	6.1 years	$1.25	$-
$1.51 to $2.25	3,000,000	6.6 years	$1.86	$-
$0.40 to $2.25	28,881,842	5.9 years	$1.00	$5,425,603

(1)	The aggregate intrinsic value in the table represents the difference between the closing stock price on December 31, 2014 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2014. No options were exercised during 2014.

On July 15, 2014, a holder with an option to purchase a total of 400,000 shares under the 2010 Plan originally granted on September 14, 2010 executed a cashless exercise wherein 282,000 restricted shares were issued and 118,000 shares were surrendered as payment for the issued shares.

Common Stock Purchase Warrants

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

On August 6, 2013, 3,916,849 warrants to purchase common stock were issued to tender offer participants. These warrants to purchase common stock were issued in an amount equal to the number of shares received under the conversion of the eligible note being exchanged pursuant to an issuer tender offer filed July 2, 2013, exercisable for two years with an exercise price of $0.25 per share for the first 180 days following the tender offer and $0.50 per share thereafter, with substantially the same terms as the original warrants except the new warrants contained a call provision that may be exercised at $0.80 if the Company’s common stock trades above $0.80 for ten consecutive days.

On October 7, 2014, 466,667 warrants to purchase common stock were exercised at a per share price of $0.60 for a total of $280,000.

On October 17, 2014, 112,360 warrants to purchase common stock were exercised at a per share price of $0.89 for a total of $100,000.

On November 26, 2014, 35,000 warrants to purchase common stock were exercised at a per share price of $0.89 for a total of $31,150.

On November 26, 2014, 283,333 warrants to purchase common stock were exercised at a per share price of $0.60 for a total of $170,000.

On December 5, 2014, 57,000 warrants to purchase common stock were exercised at a per share price of $0.89 for a total of $50,730.

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

Using the Black-Scholes pricing model, the following assumptions were used to calculate the fair value of the stock purchase warrants granted, for which the fair value of the services were not more reliably measurable: (ii) during 2013: dividend yield of 0%, risk-free interest rate of the “on-the-run” U.S. Treasury bond of the equivalent tenor, expected life equal to the contractual life of the respective warrant, and volatility of 75% and (ii) during 2012: dividend yield of 0%, risk-free interest rate of 2%, expected life equal to the contractual life of two years, and volatility of 153%.

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

The following table summarizes information about the Company’s stock purchase warrants outstanding at December 31, 2014 and 2013:

	Number	Weighted Average Exercise Price	Range of Exercise Price	Weighted Remaining Contractual Life
Outstanding at December 31, 2012	11,126,875	$0.63	$0.25 – 1.00	1.7 years

Granted	9,534,345	$0.54	$0.01-0.89
Cancelled or expired	(4,396,878)	$0.50	$0.50-1.00
Exercised	(2,275,138)	$0.22	$0.01-0.50
Outstanding at December 31, 2013	13,989,207	$0.67	$0.20 – 1.00	3.3 years

Granted	150,000	$2.00	$2.00
Cancelled or expired	(1,630,000)	1.00	$1.00
Exercised	(7,025,227)	$0.54	$0.25 – 1.00
Outstanding at December 31, 2014	5,483,980	$0.79	$0.20 – 2.00	4.8 years

Warrants exercisable at December 31, 2014			5,483,980

During the year ended December 31, 2014, a total of 7,025,227 warrants to purchase common stock were exercised: 1,730,867 warrants were exercised at a price of $0.25 per share; 620,000 warrants exercised at $0.50 per share; 4,000,000 warrants exercised at $0.60 per share, 244,360 warrants exercised at $0.89 per share and 430,000 at $1.00 per share for an aggregate total of $3,790,197.

The aggregate intrinsic value of the 5,483,980 outstanding and exercisable warrants at December 31, 2014 was $1,301,875. The intrinsic value is the difference between the closing stock price on December 31, 2014 and the exercise price, multiplied by the number of in-the-money warrants had all warrant holders exercised their warrants on December 31, 2013.

The aggregate intrinsic value of the 13,989,207 outstanding and exercisable warrants at December 31, 2013 was $5,471,473. The intrinsic value is the difference between the closing stock price on December 31, 2013 and the exercise price, multiplied by the number of in-the-money warrants had all warrant holders exercised their warrants on December 31, 2013.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Executive Employment Agreements

On November 13, 2013, the Company entered into an employment agreement with Sharon Ullman to serve as Chief Executive Officer (CEO). Ms. Ullman had been serving as the Company’s interim CEO since December 16, 2011, and CEO since October 9, 2012 when the Board removed “interim” from her title, but did not have an agreement in place. The term of the agreement is for a period of three years commencing on November 13, 2013. Ms. Ullman shall be paid a salary consisting of $12,500 per month and shall be reimbursed for out of pocket business expenses already paid by her during her service to the Company and any health insurance payments she has made beginning November 1, 2013. Ms. Ullman was issued options to purchase 4,500,000 shares of Common Stock of the Company at $0.40 per share, of which 1,500,000 vested on November 13, 2013, 1,500,000 will vest on June 1, 2014, and 1,500,000 will vest on June 1, 2015. If there is a change in control of the Company, upon termination of her employment or during a period of disability Ms. Ullman will be entitled to the benefits listed above.

On February 19, 2013, the Company entered into an employment agreement with Joseph Rosamilia to serve as Chief Financial Officer (CFO). The term of the agreement is for a period of Three (3) years, commencing on February 1, 2013. In his first year of employment, Mr. Rosamilia is entitled to a base salary of $5,000 per month for February through April and $7,500 per month for May 2013 through January 2014. The Company granted the Employee compensatory common stock purchase warrants for the purchase of 1,500,000 shares of common stock, with 500,000 compensatory warrants currently vested. The exercise price of the 500,000 compensatory warrants is $0.20 per share. If the Company files a registration statement at any time while the compensatory warrants are exercisable, the shares purchasable under the compensatory warrants will be included in such registration statement. The compensatory warrants will be exercisable for seven years from the date of the agreement. The agreement includes standard confidentiality provisions, as well as a one-year non-solicitation provision and a one-year non-competition provision. The Company and Rosamilia executed an addendum to the employment agreement dated April 1, 2014 cancelling 1,000,000 compensatory warrants.

On June 10, 2014 the Company entered into a one year employment agreement with Robert Geiges to serve as our Chief Financial Officer with a base salary of $1,000 per month.

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

Midwest Investment Partners, LLC v. Standard Gold Holdings, Inc.

On September 6, 2013, Midwest Investment Partners, LLC filed suit in the United States District Court for the Southern District of Indiana, Evansville Division against Standard Gold Holdings, Inc. alleging a breach of the Company’s obligations under a $50,000 6% Convertible Promissory Note, dated April 5, 2011, and a $25,000 6% Convertible Promissory Note, dated September 2, 2011, by (i) failing to repay the April 5, 2011 Note when due on October 6, 2011, and (ii) failing to repay the September 2, 2011 Note when due on February 29, 2012. On January 10, 2014, Standard Gold filed an Answer with Affirmative and Other Defenses to Midwest’s Complaint and Demand for Jury Trial. On April 3, 2014, Midwest filed a Motion for Summary Judgment. On August 28, 2014, the Court entered an Order granting Midwest’s Motion for Summary Judgment and closed judgment in favor of Midwest against Standard Gold.

Midwest Investment Partners, LLC v. Standard Metals Processing, Inc.

On March 17, 2014, Midwest Investment Partners, LLC filed suit against Standard Metals Processing, Inc. in Vanderburgh County Superior Court, Vanderburgh, Indiana, alleging that Standard Metals had wrongfully refused to remove a transfer restriction on Midwest’s shares of Standard Metals stock pursuant to Rule 144 of the Securities Act. On March 27, 2014, Standard Metals filed a Notice of Removal of a Civil Action requesting that the case proceed in the United States District Court for the Southern District of Indiana, Evansville Division as an action properly removed pursuant to 28 U.S.C. §§ 1441 (a) and (b). On April 15, 2014, Standard Metals served and filed its Answer and Affirmative Defenses to Plaintiff’s Complaint and Demand for Jury Trial. On November 26, 2014, Standard Metals filed a Motion for Summary Judgment. On February 11, 2015, the Court issued an Order granting Standard Metals’ Motion for Summary Judgment and entered a Final Judgment in favor of Standard Metals and terminating the action.

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

On May 28, 2014, Stephen E. Flechner filed a Notice of Removal to the United States District Court for the Northern District of Alabama, Middle Division. On May 28, 2014, Flechner also filed a Motion to Dismiss the Complaint for Declaratory Judgment or, in the Alternative, a Motion to Change Venue to the United States District Court for the District of Colorado. On June 10, 2014, Standard Metals Processing, Inc. filed a Motion to strike Flechner’s declaration filed as an exhibit to his Notice of Removal, and a Motion to Remand the action back to the Circuit Court of Etowah, Alabama. On November 7, 2014, Standard Metals filed a Motion for leave to file an amended Complaint. On November 21, 2014, Flechner filed his opposition to Standard Metals’ Motion for leave to file an amended Complaint. On November 26, 2014, Standard Metals filed a Response to Flechner’s Opposition to Standard Metals’ Motion for leave to file an amended Complaint. To date, the Court has not issued a decision regarding Standard Metals’ Motion for leave to file an amended Complaint. On December 22, 2014, Standard Metals filed a Response to Flechner’s Motion to Dismiss the Complaint for Declaratory Judgment or, in the Alternative, a Motion to Change Venue to the United States District Court for the District of Colorado. To date, the Court has not issued a decision regarding Standard Metals’ Motion to Dismiss the Complaint for Declaratory Judgment or, in the Alternative, a Motion to Change Venue to the United States District Court for the District of Colorado. On December 30, 2014, the Court entered an Order denying Standard Metals’ Motion to strike Flechner’s declaration filed as an exhibit to his Notice of Removal and Standard Metals’ Motion to Remand. The Court also ordered Standard Metals to show cause why this matter should not be transferred to the United States District Court for the District of Colorado. On January 8, 2015, Standard Metals filed a Brief to show cause why this case should not be transferred. On January 16, 2015, Flechner filed a Response to Standard Metals’ Brief to show cause why this case should not be transferred. On January 21, 2015, Standard Metals filed a Sur-Response to Flechner’s Response to Standard Metals’ Brief to show cause why this case should not be transferred. On January 23, 2015, Flechner filed a Motion for leave to file a Reply to Standard Metals’ Sur-Response to Flechner’s Response to its Brief to show cause why this case should not be transferred. To date, the Court has not issued a decision regarding Flechner’s Motion for leave to file a Reply to Standard Metals’ Sur-Response to Flechner’s Response to its Brief to show cause why this case should not be transferred. Standard Metals intends to continue to vigorously prosecute its claims against Stephen E. Flechner.

Stephen E. Flechner v. Standard Metals Processing, Inc.

On April 29, 2014, Stephen E. Flechner filed suit in the United States District Court for the District of Colorado against Standard Metals Processing, Inc. alleging that Standard Metals had refused to allow him to exercise stock options granted to him pursuant to a Stock Option Agreement, dated April 1, 2010, and a second Stock Option Agreement, dated January 21, 2011. On June 12, 2014, Standard Metals filed an Answer and a Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. On July 3, 2014, Flechner filed a Response to Standard Metals’ Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. On July 21, 2014, Standard Metals filed its Reply in Support of its Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. On January 16, 2015, Standard Metals filed a Motion for Summary Judgment. On January 19, 2015, Flechner filed a Motion to Strike Standard Metals’ Motion for Summary Judgment. On January 20, 2015, Standard Metals filed a Response to Flechner’s Motion to Strike its Motion for Summary Judgment. On January 21, 2015, Flechner filed a Reply to Standard Metals’ Response to its Motion to Strike Standard Metals’ Motion for Summary Judgment. On January 23, 2015, the Court issued an Order granting in part and denying in part Standard Metals’ Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. The Court in its Order stayed further proceedings in Colorado pending the issuance of orders by the Alabama court. Thereafter, on January 26, 2015, the Court issued an Order vacating the February 20, 2015 Trial Preparation Conference and the March 9, 2015 Bench Trial.

Deborah A. King v. Standard Metals Processing, Inc. f/k/a Standard Gold, Inc., Nevada Corporation

On May 14, 2014, Deborah A. King filed suit against Standard Metals Processing, Inc. in the United States District Court for the District of Nevada. On June 25, 2014, Ms. King filed an Amended Complaint alleging that Standard Metals had refused to allow her to exercise the stock options assigned to her by her former husband, Stephen King, on January 21, 2011, pursuant to a Stock Option Agreement entered into on that date by Mr. King and Standard Metals. On July 16, 2014, Standard Metals filed a Motion to Dismiss the Action or Stay the Proceeding, or, in the Alternative, for a More Definite Statement. On December 9, 2014, the Court issued an Order granting Standard Metals’ Motion to Dismiss the Action and denying its Motion for a More Definite Statement as moot. On December 9, 2014, the Clerk of the Court issued a Judgment in a Civil Case stating that the issues in the case had been heard and a decision to dismiss the action had been rendered by the Court.

Wits Basin Precious Minerals, Inc., Lee Levine, Michael Lepore, Mark McLain, Morton Waldman, Allan Staller, Thomas McAdam, Arthur Brown, DJ Sikka, and Bryan Reichel v. Standard Metals Processing, Inc. f/k/a Standard Gold, Inc., Nevada Corporation

On September 10, 2014, Wits Basin Precious Minerals, Inc. filed suit against Standard Metals Processing, Inc. in the United States District Court for the District of Nevada asserting breach of contract, anticipatory breach of contract and equitable relief. On October 16, 2014, Wits Basin filed an Amended Complaint, adding new parties and alleging that Standard Metals had refused to allow it to exercise its option to purchase shares granted to it pursuant to an Exchange Agreement, dated March 15, 2011, so that Wits Basin could obtain shares to meet its requirements under private option agreements it had entered into with option holders, allowing those option holders certain rights, options and warrants to purchase stock in Standard Metals. On November 5, 2014, Standard Metals filed a Second Motion to Dismiss Wits Basin et al.’s Amended Complaint. On March 13, 2015, the Court issued an Order granting in part and denying in part Standard Metals’ Motion to Dismiss the action. The Court dismissed with prejudice Wits Basin et al.’s claims of breach of contract and anticipatory repudiation of the contract. However, the Court allowed Wits Basin et al’s claim against Standard Metals of interference with contract to go forward. Standard Metals Processing, Inc. intends to continue to vigorously defend against the remaining claim asserted by Wits Basin Precious Minerals Inc. et al.

Blair Mielke v. Standard Metals Processing, Inc., a Nevada corporation, and Does 1 through 20, and Roes Corporations 1 through 20, inclusive

On October 3, 2014, Blair Mielke filed suit against Standard Metals Processing, Inc. in the Eight Judicial District Court for the State of Nevada in and for the County of Clark, alleging that Standard Metals had refused to issue and deliver to him shares of the Company’s common stock pursuant to the filing of a Form 8-K with the United States Securities and Exchange Commission on August 30, 2011. On October 24, 2014, Standard Metals filed a Petition for Removal to the United States District Court for the District of Nevada (Las Vegas). On October 30, 2014, Standard Metals filed a First Motion to Dismiss. On November 17, 2014, Mielke filed a Response to Standard Metals’ First Motion to Dismiss. On November 24, 2014, Standard Metals filed a Reply to Mielke’s Response to its First Motion to Dismiss. To date, the Court has not issued a decision regarding Standard Metals’ First Motion to Dismiss. Standard Metals Processing, Inc. intends to continue to vigorously defend against claims by Blair Mielke.

Consulting Agreement

In May 2011, the Company entered into an agreement with a consultant to operate and manage a future toll milling facility in Clark County, Nevada as well as to perform other services as requested by the Company. The term of the agreement was for two years and could be renewed by mutual agreement of the parties.  In return for these services, the Company had agreed to the following compensation throughout the term of this agreement:

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

NOTE 9 – RELATED PARTY TRANSACTIONS

Tina Gregerson/Tina Gregerson Family Properties, LLC

Tina Gregerson was appointed to our board of directors on October 1, 2012 and was appointed to chair the Company’s Compensation Committee. On February 11, 2015, the Company issued an unsecured promissory note (the “Note”) to Tina Gregerson Family Properties, LLC, an entity controlled by a director of the Company. The Note for up to $750,000 will be provided in tranches. Maturity of each tranche is one year from the date of receipt. Interest will accrue at 8% per annum on each tranche. As consideration, the Company agreed to issue common stock purchase warrants for the purchase of up to 250,000 shares of common stock exercisable for seven years at $1.23 per share. Under the terms of the Note, the Company received $200,000 on February 11, 2015 and $48,000 on February 13, 2015.

Pure Path Management Company, LLC

Pure Path Management Company, LLC (“Pure Path”) is currently the beneficial owner of 23% of the Company. On October 10, 2013, the Company issued 27,000,000 shares of common stock to Pure Path Management Company, LLC to settle $1,500,000 of the note payable and accrued interest by the Company to Pure Path.

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

Pursuant to the Settlement and Release Agreement, Pure Path relinquished the foregoing rights and obligations owed to it and agreed to forbear collection remedies and legal proceedings against the Company including foreclosure on the Deed of Trust, and in connection with the settlement and release of various debts of approximately $1,500,000 and the consulting fees owed by the Company and relinquishment of rights by Pure Path, the Company issued 27,000,000 restricted shares and a Promissory Note (the “Pure Path Note”)in the amount of up to $2,500,000 with a beginning principal balance of $1,933,345 bearing interest of 8% per year for the current balance of the amounts owed under the Pure Path Agreements.

Under the terms of the Pure Path Note noted above, the Company received $82,500 on December 26, 2014 and $53,000 on February 4, 2015, such amounts were added to the principal of the Pure Path Note.

NOTE 10 - INCOME TAXES

The components of income tax expense for the years ended December 31, 2014 and 2013 consist of the following:

	2014	2013
Current tax provision	$—	$—
Deferred tax benefit	(5,519,000)	(2,635,000)
Valuation allowance	5,519,000	2,635,000
Total income tax provision	$—	$—

Reconciliations between the statutory rate and the effective tax rate for the years ended December 31, 2014 and 2013 consist as follows:

	2014	2013
Federal statutory tax rate	(34.0)%	(34.0)%
State taxes, net of federal benefit	0%	0%
Permanent differences	—	—%
Expiration of Stock Options	—	—%
Other	—	—%
Valuation allowance	34%	34%
Effective tax rate	—	—

Significant components of the Company's estimated deferred tax assets and liabilities as of December 31, 2014 and 2013 are as follows:

	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$9,093,000	$3,574,000
Total deferred tax asset	9,093,000	3,574,000
Valuation allowance	(9,093,000)	(3,574,000)
	$-	$-

As of December 31, 2014, we had approximately $20,785,000 of federal net operating loss carry forwards. These carry forwards, if not used, will begin to expire in 2028. Future utilization of our net operating loss carry forwards is subject to certain limitations under Section 382 of the Internal Revenue Code. We believe that the issuance of our common stock in exchange for the Shea Mining and Milling properties in March of 2011 resulted in an “ownership change” under the rules and regulations of Section 382. Accordingly, our ability to utilize our net operating losses generated prior to this date is limited to approximately $1,000,000 annually.

We provide for a valuation allowance when it is more likely than not that we will not realize a portion of the deferred tax assets. We have established a valuation allowance against our net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, we have not reflected any benefit of such deferred tax assets in the accompanying financial statements. Our net deferred tax asset and valuation allowance decreased by $5,519,000 in the year ended December 31, 2014.

We reviewed all income tax positions taken or that we expect to be taken for all open years and determined that our income tax positions are appropriately stated and supported for all open years. The Company is subject to U.S. federal income tax examinations by tax authorities for years after 2010 due to unexpired net operating loss carryforwards originating in and subsequent to that year. The Company may be subject to income tax examinations for the various taxing authorities which vary by jurisdiction.

NOTE 11 – EARNINGS (LOSS) PER SHARE

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

At December 31, 2014 and 2013, the weighted average shares from stock options of 35,604,540 and 11,000,842, respectively and warrants of 9,654,908 and 13,989,207, respectively were excluded from the diluted weighted average common share calculation due to the antidilutive effect such shares would have on net loss per common share.

NOTE 12 – SUBSEQUENT EVENTS

On January 16, 2015 Jonathan Spier was appointed as Chief Operating Officer the Company. Mr. Spier will receive monthly compensation of $1 for January through March 2015 and $12,500 thereafter. Mr. Spier was granted 2,250,000 options under the 2014 Plan with an exercise price of $1.15 per share for a term of seven years. The options shall vest and become exercisable as follows: (i) 750,000 shall vest on the Date of Grant; (ii) 187,500 shall vest on each of the following dates: April 1, 2015, July 1, 2015, October 1, 2015, January 1, 2016, April 1, 2016, July 1, 2016, October 1, 2016 and January 1, 2017. On March 27, 2015 the Company and Mr. Spier executed an addendum to his agreement wherein he agreed to take on additional responsibilities. As consideration, the Company issued an additional 7,000,000 options under the 2014 Plan with an exercise price of $1.00 for a term of seven years.

Promissory Notes

On February 11, 2015, the Company issued an unsecured promissory note (the “Note”) to Tina Gregerson Family Properties, LLC, an entity controlled by a director of the Company. The Note for up to $750,000 will be provided in tranches. Maturity of each tranche is one year from the date of receipt. Interest will accrue at 8% per annum on each tranche. As consideration, the Company agreed to issue common stock purchase warrants for the purchase of up to 250,000 shares of common stock exercisable for seven years at $1.23 per share. Under the terms of the Note, the Company received $200,000 on February 11, 2015 and $48,000 on February 13, 2015.

Under the terms of the Pure Path Note, the Company received $53,000 on February 4, 2015.

Warrant Exercise

On March 2, 2015, a holder of common stock purchase warrants purchased 100,000 shares at a per share price of $0.89.

Payment Agreement

On March 12, 2015 the Company and a vendor of certain equipment entered into an agreement in which the Company agreed to make monthly payments of $50,000 commencing April 15, 2015, as an inducement to enter into the agreement the Company granted the vendor 100,000 shares of it restricted common stock and 150,000 common stock purchase warrants exercisable for three years at a per share price of $1.25.

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

Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were not effective as of December 31, 2014, because of the identification of the material weaknesses in internal control over financial reporting described below. Notwithstanding the material weaknesses that existed as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer have each concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”). We are currently taking steps to remediate such material weaknesses as described below.

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

As a result of our continued material weaknesses described below, management has concluded that, as of December 31, 2014, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment, management identified the following control deficiencies, which were previously identified, that still represent material weaknesses at December 31, 2014:

·	The Company, at times in the past prior to the period covered by this annual statement, entered into material transactions without timely obtaining the appropriate signed agreements, stock certificates and board approval prior to releasing cash funds called for by the transaction. Management believes the approval process currently in place is sufficient to alleviate any misappropriation of funds and will change procedures if and when circumstances indicate they are needed. Although the Company has taken steps to prevent this from happening by utilizing an escrow agent, agreements entered into by prior management will continue to cause an issue until such prior agreements terminate or expire.

·	Management did not design and maintain effective control relating to the quarter end closing and financial reporting process due to lack of evidence of review surrounding various account reconciliations and properly evidenced journal entries. Due to the Company’s limited resources, the Company has insufficient personnel resources and technical accounting and reporting expertise to properly address all of the accounting matters inherent in the Company’s financial transactions. Additionally, though the Company has recently formed a formal audit committee, the Company has not yet formalized processes and controls that would provide proper board oversight role within the financial reporting process. Management continues to search for additional board members that are independent and can add financial expertise, and intends to formalize oversight processes in this area in an effort to remediate part of this material weakness.

·	The Company’s change in management, board members and officer positions resulting in changes of the responsible person for certain duties has caused delays in the timely review of financial data and banking information. The Company has very limited review procedures in place. This material weakness, previously identified, continued in 2014 as a result of additional management changes. Management plans to establish a more formal review process by the board members in an effort to reduce the risk of fraud and financial misstatements.

We are in the process of establishing certain steps in response to the identification of these material weaknesses that should result in certain changes in our internal control over financial reporting, but due to the Company’s limited funds and inability to add certain staff personnel, the changes may be limited and may also not be completely effective. There were no additional material weaknesses noted during the quarter ended December 31, 2014.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names of all directors and executive officers of the Company, their respective ages and all positions and offices with the Company held by each person as of March 31, 2014:

Name	Age	Positions with the Company

Sharon L. Ullman	68	Chief Executive Officer, President and Director (Executive Chairwoman)
Robert (Bob) Geiges	68	Chief Financial Officer
Tina Gregerson	59	Director and Secretary
James (Jim) Stieben	41	Director

Sharon L. Ullman

Sharon L. Ullman was appointed to our board of directors on March 18, 2011, in connection with the Shea Exchange Agreement. Effective December 16, 2011, Ms. Ullman was appointed to serve as the Company’s interim Chief Executive Officer and Executive Chairperson of the Board. On October 9, 2012, the Board of Directors voted to remove “interim” from her title and approve her position as Chief Executive Officer and Chairman of the Board. On February 6, 2014, the Board of Directors voted to appoint Ms. Ullman the Company’s President and Executive Chairwoman of the Board of Directors.

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

In 2010, Tina received the Woman of Distinction Award by the Alabama Girl Scouts. In 2010, Ms. Gregerson sold The Signature Group, a financing company where she held the position of Managing Member, to North Carolina Mutual Life. She is also the owner of Gregerson Management Services. Ms. Gregerson currently serves on the Board of Directors for Capstone Bank of Tuscaloosa, the Executive Board for the National Independent Staffing Association, and the Executive Board of Staffing CEO’s. She currently serves on the Executive Board of Staffing CEO’s. She has also served as the Chairperson for the Gadsden Chamber of Commerce and on the Chamber Board for five years and was a member of the Riverview Regional Medical Center Board of Trustees for two years. For her continued leadership, dedication and service to the community Ms. Gregerson received commendation from the Governor of Alabama in August of 2011.

James “Jim” Stieben

Jim Stieben is a member of the Board of Directors. He has spent the last six years working in the mining and milling industry engineering, designing and fabricating mineral processing equipment. Mr. Stieben has been employed by the Company since 2009 and has been an integral part of developing the Company’s toll milling operations in Tonopah, Nevada. Mr. Stieben’s contributions to the daily operations and growth of the Tonopah property include: overseeing the clean up of the property to meet the requirements of the US Environmental Protection Agency (“EPA”), providing engineering support for the fabrication and construction of our 21,875 square foot processing plant, managing consultants, independent contractors, geologists and engineers on the Tonopah property, and working with metallurgical engineers to engineer and design our precious metal processing facility. He is leading the permitting process of the mineral processing facility for the Company with Nevada Department of Environmental Protection (“NDEP”). On October 15, 2013, Mr. Stieben was appointed the Director of Operations of Tonopah Custom Processing, Inc., a subsidiary of Tonopah Milling and Metals Group, LLC, a subsidiary of the Company.

Prior to his work with the Company, Mr. Stieben spent 18 years working in engineering and production environments and 23 years working in the manufacturing industry. He has worked on several large-scale projects involving plant design, intricate small scale tooling design, and machining.

As a sales manager for various silicone and rubber companies, he serviced the commercial, aircraft, automotive and heavy truck industry. In 2001, Mr. Stieben established ElastoFab Technologies, a US government contracting business providing durable custom rubber and plastic products to the US government and military. He designed and built a complete rubber fabrication plant including extrusions, molding, die cutting and splicing capabilities. ElastoFab Technologies provided the U.S. Army and U.S. Navy with engineered rubber products located on a variety of large pieces of equipment from the M1-Abrams tank to CVN Aircraft Carriers. In 2005 he designed and developed a new manufacturing process to fabricate silicone hose increasing plant output by 300%. This proprietary method is still being used today by a select group of silicone hose manufactures. He still owns the tooling, which he designed and machined himself.

Mr. Stieben is a member of the Society of Manufacturing Engineers (“SME”). He is an accomplished designer using both 2D and 3D CAD software programs such as AutoCad and Solidworks suites.

Robert “Bob” Geiges

Robert Geiges has over 35 years of broad accounting and management experience with multi-billion dollar international businesses such as Drake International, the Thomson Corporation and several other entrepreneurial companies. He has experience in both domestic and international operations including establishing and managing facilities in Asia and Europe.

Mr. Geiges is currently a consultant with Eventus Consulting P.C. and managing member of Geiges & Associates LLC, a strategic planning and financial consulting practice. Geiges & Associates LLC places a heavy emphasis on early stage businesses and turnaround opportunities.

Mr. Geiges was the Chief Financial Officer and Controller for several international entities including Baywood International, Inc., The Producers, Inc., Power Trade Media, LLC, a Drake International company – ComputerPREP, Inc., Clarion Management Ltd., Huebcore Communication, Inc. and Thomson Corporation. Mr. Geiges also performed audit services for both public and private clients during his time at Deloitte LLP in the Philadelphia, Pennsylvania office.

An accomplished lecturer, he has lectured globally on various strategic business topics. Mr. Geiges made presentations on “Global Logistics Management” in Shanghai, China, “Financing Growth,” at the Financial Forum in Atlanta, Georgia, and “Computer Models for Growth,” at the CFO Forum in Westchester, New York. He has lectured on Financial and Management Accounting and on the Analysis of Financial Statements and Strategic Direction. He is affiliated with the American Institute of Certified Public Accountants, the Pennsylvania Institute, the Arizona Society of Certified Public Accountants, the Information Industry Association, and the Association of Business Publishers where he acted as the former chair of the Finance Committee. He is also a member of Beta Gamma Sigma, the national business honorary society.

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

AUDIT COMMITTEE, COMPENSATION COMMITTEE AND FINANCIAL EXPERT

The Company does have a formal audit committee but currently does not have a financial expert. The audit committee consists of Tina Gregerson and Sharon Ullman. There were two audit committee meetings held during 2014. Financial information relating to quarterly reports was disseminated to all board members for review. The audited financial statements for the years ended December 31, 2014 and 2013 were provided to each member of the board in which any concerns by the members were directed to management and the auditors.

The Company has a compensation committee comprised of Sharon Ullman and Tina Gregerson. There was one compensation committee meeting during 2014.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation of each named executive officer for the fiscal years ended December 31, 2014 and 2013 awarded to or earned by (i) each individual serving as our principal executive officer and principal financial officer of the Company and (ii) each individual that served as an executive officer of the Company at the end of such fiscal years who received compensation in excess of $100,000.

	Annual Compensation			Option		All Other
Name and Principal Position	Year	Salary	Bonus	Awards (1)		Compensation		Total ($)

Chief Executive Officer and President
Sharon L. Ullman	2013	$117,750	$—	$395,117	(2)	$7,226	(3)	$520,093
	2014	$250,000	$—	$—		$12,637	(3)	$262,637

Director and President subsidiary
James Stieben	2014	$133,333	$—	$880,660	(4)	$13,139	(5)	$1,027,132

Secretary and Director
Tina Gregerson	2013	$—	$—	$—		$—		$—
	2014	$—	$—	$1,174,213	(6)	$—		$1,174,213

Chief Financial Officer
Joseph Rosamilia(8)	2013	$75,000	$—	$130,169	(7)	$—		$205,169
	2014	$30,000	$—	$—		$—		$30,000

Chief Financial Officer
Robert Geiges (9)	2014	$6,000	$—	$—		$—		$6,000

(1)	The amounts shown are the aggregate grant date fair values of these awards computed in accordance with Financial Accounting Standards Board (“FASB”) guidance now codified as Accounting Standards Codification (“ASC”) FASB ASC Topic 718, “Stock Compensation” (formerly under FASB Statement No. 123(R)).
(2)	Ms. Ullman was granted 4,500,000 options exercisable at $0.40 per share. As of December 31, 2014, 3,000,000 options have vested and are currently exercisable. Please see Note 8 in the Notes to the Financial Statements for a discussion of the assumptions made in the valuation of the Company’s options.
(3)	other compensation consists of healthcare payments made pursuant to Ms. Ullman’s employment agreement.
(4)	Mr. Stieben was granted 750,000 options exercisable at $1.67 per share and vested at grant June 18, 2014. Please see Note 7 in the Notes to the Financial Statements for a discussion of the assumptions made in the valuation of the Company’s options.
(5)	The listed above as other compensation consists of healthcare payments and Truck allowance made pursuant to Mr. Stieben’s agreement with the Compensation committee.
(6)	Ms. Gregerson was granted 1,000,000 options exercisable at $1.67 per share and vested at grant June 18, 2014. Please see Note 7 in the Notes to the Financial Statements for a discussion of the assumptions made in the valuation of the Company’s options.
(7)	Mr. Rosamilia was granted 500,000 options exercisable at $0.20 per share on February 19, 2013. 1,000,000 options were canceled on April 1, 2014. The 500,000 compensatory warrants to purchase common stock are vested and fully exercisable. Please see Note 8 in the Notes to the Financial Statements for a discussion of the assumptions made in the valuation of the Company’s options.
(8)	As of June 9, 2014, Joseph Rosamilia is no longer serving as the CFO of the Company.
(9)	Mr. Geiges was appointed as the CFO on June 10, 2014.

GOLDEN PARACHUTE COMPENSATION TABLE

Annual Compensation
Name and Principal Position	Cash ($)		Equity ($)		Perquisites/ Benefits ($)	Other ($)	Total ($)
Chief Executive Officer and President
Sharon L. Ullman	$300,000	(*)	$		$—	$—	$300,000

Director
James Stieben	$—			$—	$—	$—	$—

Secretary and Director
Tina Gregerson	$—			$—	$—	$—	$—

Chief Financial Officer
Robert Geiges	$—			$—	$—	$—	$—

Chief Financial Officer
Joseph Rosamilia	$—			$—	$—	$—	$—

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

EXECUTIVE EMPLOYMENT AGREEMENTS

On June 10, 2014 the Company entered into an employment agreement with Robert Geiges to serve as the Chief Financial Officer. The term is for one year and Mr. Geiges will receive a salary of $1,000 per month.

On November 13, 2013, we entered into an employment agreement with Sharon Ullman to serve as our Chief Executive Officer. Ms. Ullman had been serving as the Company’s interim CEO since December 16, 2011, and CEO since October 9, 2012 when the Board removed “interim” from her title, but did not have an agreement in place. The term of the agreement is for a period of Three years commencing on November 13, 2013. Ms. Ullman shall be paid a salary consisting of $12,500 per month and shall be reimbursed for out of pocket business expenses already paid by her during her service to the Company and any health insurance payments she has made beginning November 1, 2013. Ms. Ullman was issued options to purchase 4,500,000 shares of Common Stock of the Company at $0.40 per share, of which 1,500,000 vested on November 13, 2013, 1,500,000 vested on June 1, 2014, and 1,500,000 will vest on June 1, 2015. If there is a change in control of the Company, upon termination of her employment or during a period of disability Ms. Ullman will be entitled to the benefits listed above.

On February 19, 2013, we entered into an employment agreement with Joseph Rosamilia to serve as our Chief Financial Officer. The term of the agreement is for a period of Three years, commencing on February 1, 2013. In his first year of employment, Mr. Rosamilia is entitled to a base salary of $5,000 per month for February through April and $7,500 per month for May 2013 through January 2014. The Company granted the Employee compensatory common stock purchase warrants for the purchase of 1,500,000 shares of common stock, with 500,000 compensatory warrants currently vested. The exercise price of the 500,000 compensatory warrants is $0.20 per share. If the Company files a registration statement at any time while the compensatory warrants are exercisable, the shares purchasable under the compensatory warrants will be included in such registration statement. The compensatory warrants will be exercisable for Seven years from the date of the agreement. The agreement includes standard confidentiality provisions, as well as a one-year non-solicitation provision and a one-year non-competition provision. The Company and the CFO executed an addendum to the employment agreement dated April 1, 2014 cancelling 1,000,000 compensatory warrants. Mr. Rosamilia resigned on June 9, 2014.

Except as reported above, we have not entered into any severance or change of control provisions with any of our other executive officers.

OUTSTANDING EQUITY AWARDS TABLE

No options were exercised by our named executive officers during the year ended December 31, 2014. The following table sets forth information of outstanding option awards held by named executive officers as of December 31, 2014.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Sharon L. Ullman	3,000,000	—	1,500,000	$0.40	11/13/2020
Joseph Rosamilia	500,000	—	—	$0.20	2/19/2020

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

The following information sets forth the number and percentage of shares of the Company’s common stock owned beneficially, as of March 31, 2015, by any person, who is known to the Company to be the beneficial owner of five percent or more of the Company’s common stock, and, in addition, by each director and each executive officer of the Company, and by all directors and executive officers as a group.

Information as to beneficial ownership is based upon statements furnished to the Company by such persons and the shareholder list provided by the Company’s transfer agent, American Stock Transfer & Trust Company, LLC, as of March 31, 2015.

Name and Address	Amount of Beneficial Ownership (1)		Percentage of Class %

Sharon Ullman	23,400,000	(2)	22.6%
611 Walnut Street
Gadsden, AL 35901

Jim Stieben	2,000,000	(3)	2%
611 Walnut Street
Gadsden, AL 35901

Tina Gregerson	15,270,000	(4)	14.7%
611 Walnut Street
Gadsden, AL 35901

Joseph Rosamilia	500,000	(5)	*
611 Walnut Street
Gadsden, AL 35901

All directors and officers as a group (4 persons)	41,170,000		40%

Pure Path Capital Management, LLC	23,400,000		22.6%
5348 Vegas Drive
Suite 623
Las Vegas, NV 89108

Ashford Capital Management, Inc.	10,245,000		9.9%
One Walker’s Mill Road
Wilmington, DE 19807

(*)	Represents less than 1%.

(1)	Except as otherwise indicated, each person possesses sole voting and investment power with respect to the shares shown as beneficially owned. Shares are deemed owned in the same percentage as the individual’s ownership in the entity owning such shares.

(2)	18,900,000 of these shares are held in the name of Afignis, LLC of which Ms. Ullman is the Managing Manager. Includes 4,500,000 options of which 3,000,000 of these options are currently vested and exercisable.

(3)	Includes 250,000 shares and 1,500,000 warrants currently vested and exercisable and 750,000 options not yet vested.

(4)	Tina Gregerson, our Secretary and a member of the Board of Directors, indirectly owns 14,270,000 shares held by Gregerson Family Properties, LLC and 1,000,000 beneficial stock options granted directly to Tina Gregerson.

(5)	Includes 500,000 shares issuable upon the exercise of compensatory warrants that are currently exercisable.

EQUITY COMPENSATION

The following table sets forth certain information regarding equity compensation plan information as of December 31, 2014:

				Number of securities
				remaining available for
				future issuance under
				equity compensation
	Number of securities to		Weighted-average	plans (excluding
	be issued upon exercise		exercise price of	securities reflected in
Plan category	of outstanding options		outstanding options	column (a))
	(a)			(b)
Equity compensation plans approved by security holders	23,500,000	(1)	$1.10	51,500,000
	—		—	—

Equity compensation plans not approved by security holders	800,000	(2)	$0.90
	800,000	(3)	$0.90
	31,843	(4)	$0.51
	3,750,000	(5)	$0.42
Total	28,881,843

(1) granted pursuant to the 2014 Option Plan, for individual grants. See the notes to the financial statements

(2) granted to Stephen King

(3) granted to Steven Flechner

(4) represents 26,223 granted to Stephen King and 5,619 granted to Steven Flechner in accordance with the correction and adjustment. See Note 8 in the financial statements regarding the adjustment/correction of the 2010 Option Plan

(5) represents 3,000,000 options granted and vested to Sharon Ullman and 750,000 options granted and vested to Jim Stieben

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

Pure Path Capital Management Company, LLC

As of December 31, 2014, Pure Path Capital Management Company, LLC (“Pure Path”) is currently the direct beneficial owner of approximately 22.6% of the Company. On October 11, 2013, we issued 27,000,000 shares of common stock to Pure Path Capital Management Company, LLC to settle a portion of the debt the Company owes to Pure Path.

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

Our Board of Directors appointed and shareholders ratified the engagement of Turner, Stone & Company, L.L.P. (“Turner”) to audit our financial statements for the year ended December 31, 2014.

AUDIT FEES:

The aggregate fees billed for professional services rendered by Turner for the audit of the Company's annual consolidated financial statements and review of consolidated financial statements included in the Company's Form 10-K and 10-Q for 2014, and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was $75,400 for the year ended December 31, 2014.

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

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Company has an audit committee, but has yet to formalize processes and controls that would provide proper Board oversight. Our Board approves each engagement for audit or non-audit services before we engage our independent auditor to provide those services. The Board has not established any pre-approval policies or procedures that would allow our management to engage our independent auditor to provide any specified services with only an obligation to notify the audit committee of the engagement for those services. None of the services provided by our independent auditors for fiscal year 2014 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

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
Articles of Amendment (Document Number 20131009270) (incorporated by reference to Exhibit 3(i).03 to the Company’s Form 8-K filed on March 13, 2013).
23.1**	Consent of Independent Registered Public Accounting Firm.
24**	Power of Attorney (included on the signature page hereto).
31.1**	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Label
101.PRE**	XBRL Taxonomy Extension Presentation

** Filed herewith electronically

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD METALS PROCESSING, INC.

Dated: March 31, 2015	By:	/s/ Sharon L. Ullman
Sharon Ullman
Chief Executive Officer

Each person whose signature to this Annual Report appears below hereby constitutes and appoints Sharon L. Ullman and Robert Geiges as their true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments to this Annual Report and any and all instruments or documents filed as part of or in connection with this Annual Report or the amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company, in the capacities and dates indicated.

Name	Title	Date

/s/ Sharon L. Ullman	Chief Executive Officer and Director	March 31, 2015
Sharon Ullman

/s/ Robert Geiges	Chief Financial Officer	March 31, 2015
Joseph Rosamilia

/s/ Tina Gregerson	Director	March 31, 2015
Tina Gregerson

/s/ James Stieben	Director	March 31, 2015
James Stieben

