Form 10-Q
period 2015-03-31
Standard Metals Processing, Inc.
filed 2015-05-13
CIK 773717

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 12, 2015, there were 103,800,936 shares of the Registrant’s common stock, par value $.001, outstanding.

STANDARD METALS PROCESSING, INC.

FORM 10-Q

TABLE OF CONTENTS

March 31, 2015

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain statements which are forward-looking in nature and are based on the current beliefs of our management as well as assumptions made by and information currently available to management, including statements related to the uncertainty of the quantity or quality of minerals in our tailings, the fluctuations in the market price of such reserves, general trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this Form 10-Q, the words “may,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict” and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. These statements reflect our judgment as of the date of this Form 10-Q with respect to future events, the outcome of which is subject to risks. We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectations, which may have a significant impact on our business, operating results, financial condition or your investment in our common stock, as described in Part II, Item 1A entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

STANDARD METALS PROCESSING, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$9,201	$36,095
Prepaid expenses	40,946	59,010

Total current assets	50,147	95,105
Shea Mining and Milling Assets	35,159,427	35,159,427
Property, plant and equipment:
Machinery and equipment	1,758,818	1,758,818
Construction in progress	1,947,801	1,778,532
	3,706,619	3,537,350
Accumulated depreciation	(21,000)	(17,613)
Net property, plant and equipment	3,685,619	3,519,737
Total Assets	$38,895,193	$38,774,269

Liabilities and Shareholders’ Equity
Current liabilities:
Senior secured convertible promissory note payable, related party	$2,227,597	$2,174,597
Current portion of trade payable, net of debt discount of $122,720	477,280	-
Promissory notes payable - related party, net of debt discount of $97,134	150,866	-
Convertible notes payable, current portion	175,000	175,000
Due to Wits Basin Precious Minerals Inc.	16,616	16,616
Accounts payable	1,482,233	2,154,512
Accrued interest	298,173	246,273
Accrued expenses	750,481	710,286
Accounts payable to related party	13,462	6,307

Total current liabilities	5,591,708	5,483,591

Long-term debt
Long-term trade payable	328,143	-

Commitments and Contingencies (Note 8)

Preferred stock, 50,000,000 shares authorized:

Series A, $.001 par value, 10,000,000 and 10,000,000 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	10,000,000	10,000,000

Shareholders’ equity:

Series B preferred stock, no shares issued and outstanding,	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized: 103,860,936 and 103,660,936 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	103,861	103,661
Additional paid-in capital	82,134,285	75,255,143
Accumulated deficit	(59,262,804)	(52,068,126)
Total shareholders’ equity	22,975,342	23,290,678
Total Liabilities and Shareholders’ Equity	$38,895,193	$38,774,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014

Revenues	$-	$-

Operating expenses:
General and administrative	7,113,362	2,530,490
Depreciation and amortization	3,387	4,407

Total operating expenses	7,116,749	2,534,897
Loss from operations	(7,116,749)	(2,534,897)

Other income (expense):
Other income	2,433	1,587
Loss on settlement of debt	-	(926,096)
Interest expense	(53,704)	(44,945)
Amortization of debt discount	(26,658)	-

Total other income (expense)	(77,929)	(969,454)
Loss before income tax provision	(7,194,678)	(3,504,351)

Income tax provision	-	-
Net loss	$(7,194,678)	$(3,504,351)

Basic net loss per common share	$(0.07)	$(0.04)

Basic weighted average common shares outstanding	103,714,264	94,175,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended
	March 31, 2015	March 31, 2014
OPERATING ACTIVITIES:

Net loss	$(7,194,678)	$(3,504,351)

Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	3,387	4,407
Amortization of debt issuance costs	26,645	-
Compensation expense related to issuance of common stock, warrants and stock option grants	6,543,843	2,105,055
Loss on extinguishment of debt and accrued expenses	-	926,096
Changes in operating assets and liabilities:
Prepaid expenses	18,064	(19,170)
Accounts payable	255,851	229,173
Accrued expenses	92,095	(310,472)
Accounts payable related party	7,155	-

Net cash used in operating activities	(247,625)	(569,262)

INVESTING ACTIVITIES:
Payment for construction in progress	(169,269)	(177,255)

Net cash used in investing activities	(169,269)	(177,255)

FINANCING ACTIVITIES:
Repayment of short term note principal	-	(25,000)
Cash proceeds from issuance of common stock, warrants and exercise of stock options and warrants, net	89,000	732,717
Cash proceeds from debt	53,000	-
Proceeds from promissory notes payable from related party	248,000	-

Net cash provided by financing activities	390,000	707,717

DECREASE IN CASH AND CASH EQUIVALENTS	(26,894)	(38,800)
CASH AND CASH EQUIVALENTS, beginning of period	36,095	143,099
CASH AND CASH EQUIVALENTS, end of period	$9,201	$104,299

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Convertible promissory notes and accrued interest converted into common stock	$-	$118,559
Accounts payable converted to debt	928,130	-
Shares issued for accounts payable settlement	83,532
Warrants issued in connection with debt settlement	162,967
Conversions into common stock of amounts originally due to Shea	-	225,000
Common stock issued in lieu of accounts payable and accrued expenses	-	877,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2015

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

Prior to September 29, 2009, Wits Basin Precious Minerals Inc., (“Wits Basin”) a Minnesota corporation and public reporting company quoted on the Pink Sheets under the symbol “WITM” was the majority shareholder of Hunter Bates. Hunter Bates was formed in April 2008 to acquire the prior producing gold mine properties (consisting of land, buildings, equipment, mining claims and permits) located in Central City, Colorado, known as the “Bates-Hunter Mine.” We had not engaged in any exploration or mining activities at the Bates-Hunter Mine properties and on April 29, 2011, the Company transferred all of its interests of Hunter Bates back to Wits Basin in order to develop the toll milling business as described below.

On March 15, 2011, the Company closed a series of transactions, whereby it acquired certain assets of Shea Mining & Milling, LLC (“Shea Mining”). The exchange agreement was by and between the Company, Shea Mining, Afignis, LLC, Leslie Lucas Partners, LLC, Wits Basin and Alfred A. Rapetti (the “Shea Exchange Agreement”) whereby the Company acquired certain assets from Shea Mining, which assets include those located in Tonopah, Nevada, of land, buildings, a dormant milling facility, abandoned milling equipment, water permits and mine tailings (financed through a note payable assigned to the Company), mine dumps, a property lease and a contract agreement in exchange for 35,000,000 shares of the Company’s unregistered shares. The Shea Exchange Agreement did not include any operable toll milling equipment, employees or operational processes and therefore has been accounted for as a purchase of a group of assets. The Company completed the Shea Exchange Agreement to acquire the Shea Mining assets and develop a toll milling services business of precious minerals. Toll milling is a process whereby mined material is crushed and ground into fine particles to ease the extraction of any precious minerals contained therein, such as gold, silver, lead, zinc and copper, and rare earth metals. See Note 3 – Acquisition of Shea Milling and Mining Assets for a detailed discussion.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2015, the Company incurred losses from operations of $7,194,678. At March 31, 2015, the Company had an accumulated deficit of $59,262,804 and a working capital deficit of $5,541,561. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the three months ended March 31, 2015, the Company received net cash proceeds of $390,000 from the exercise of warrants and loans from related parties. Management believes that private placements of equity capital and/or additional debt financing will be needed to fund our long-term operating requirements. The Company may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K filed March 31, 2015. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year as a whole.

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

Recent Accounting Pronouncements

During the period ended March 31, 2015 and through May 10, 2015, there were several new accounting pronouncements issued by the Financial Accounting Standards Board.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

Pursuant to the Shea Exchange Agreement, the Company issued a total of 35,000,000 shares of our common stock to the equity holders of Shea Mining in exchange for certain of their assets, resulting in those holders owning an ownership interest of approximately 87% of our then currently outstanding common stock (approximately 56% ownership interest on a fully diluted basis). Alfred A. Rapetti, then a member of our Board of Directors and our former Chief Executive Officer, was granted an irrevocable voting proxy for half of the shares issued to the Shea Mining equity holders, which continues until the affected shares are publicly sold after a period of at least six months, and thereafter in accordance with all applicable securities laws. In August 2011, these rights were transferred to Blair Mielke, a former director of the Company. All such voting rights have since been canceled by the owners or through a transfer of ownership. The Company also agreed to indemnify Shea Mining from any liabilities arising after March 15, 2011 out of the Loan Modification Agreement or the loan agreements.

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

Simultaneous with these transactions, pursuant to the Shea Exchange Agreement, Wits Basin exchanged 19,713,544 shares of the Company’s common stock it held for 10,000,000 shares of our Series A Preferred Stock. The Series A Preferred Stock has a liquidation preference of $10,000,000, payable only upon certain liquidity events or upon achievement of a market value of our equity equaling $200,000,000 or more. Additional details regarding the Series A Preferred Stock can be found in the Company’s Articles of Amendment, which were filed with the Colorado Secretary of State on January 4, 2013. Additionally, the Company obtained the right to transfer our entire interest and related debt of the Bates-Hunter Mine, at any time prior to June 13, 2011, to Wits Basin in exchange for the cancellation of a promissory note issued by Hunter Bates payable in favor of Wits Basin in the approximate amount of $2,500,000. On April 29, 2011, our Board of Directors approved this transfer.

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

Components of our property, plant and equipment are as follows:

	March 31,	December 31
	2015	2014
Equipment	$1,758,818	$1,758,818
Construction in Progress	1,947,801	1,778,532
Less accumulated depreciation	(21,000)	(17,613)
	$3,685,619	$3,519,737

NOTE 5 – LONG-TERM TRADE PAYABLE

The following table summarizes the Company’s long-term trade payable:

	March 31,	December 31
	2015	2014
Vendor agreement dated March 12, 2015 with monthly payments of $50,000 and zero interest	$928,143	$-
Less debt discount	(122,720)	-
	805,423	-
Less current portion	(477,280)	-
Totals	$328,143	$-

On March 12, 2015 the Company and a vendor of certain equipment entered into an agreement in which the Company agreed to make monthly payments of $50,000 commencing April 15, 2015, as an inducement to enter into the agreement the Company granted the vendor 100,000 shares of its restricted common stock and 150,000 common stock purchase warrants exercisable for three years at a per share price of $1.25. The Company analyzed the common stock and purchase warrant under ASC 470-20-25 Debt with conversion and other options for consideration and accounted for them as debt discount, which will be amortized over the term of the loan. The Company recorded a discount from the relative fair value of the warrants of $46,407. The Company valued the common stock at market value of $83,532. The warrants were valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.94; warrant term of 3 years; expected volatility of 75%; and discount rate of 1.06%.

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

NOTE 6 – PROMISSORY NOTES PAYABLE - RELATED PARTY

The following table summarizes the Company’s notes payable related party:

	March 31,	December 31
	2015	2014
Promissory note issued on February 11, 2015, in the principal amount of up to $750,000 with tranches received as follows: $200,000 on February 11, 2015 and $48,000 on February 13, 2015; the note has a stated interest rate of 8%; with a maturity of 1 year from the date of the tranche.	$248,000	$-
Less discount	(97,134)	-
Totals	$150,866	$-

On February 11, 2015, the Company issued an unsecured promissory note to Tina Gregerson Family Properties, LLC, an entity controlled by a director of the Company. The Note for up to $750,000 will be provided in tranches. Maturity of each tranche is one year from the date of receipt. Interest will accrue at 8% per annum on each tranche. As consideration, the Company agreed to issue common stock purchase warrants for the purchase of up to 250,000 shares of common stock exercisable for seven years at $1.23 per share. The Company then analyzed the warrant under ASC 470-20-25 Debt with conversion and other options for consideration of a warrants issue. The Company recorded a discount from the relative fair value of the warrants of $116,560. The Company valued the warrants using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $1.25; warrant term of 7 years; expected volatility of 75%; and discount rate of 1.83% and accounted for them as debt discount, which will be amortized over the term of the loan.

NOTE 7 – SHAREHOLDERS’ EQUITY

Preferred Stock

Series A Preferred Stock

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

Series B Preferred Stock

There are no shares of Series B Preferred Stock issued and outstanding.

Attributes of Series B Preferred Stock can be found in the Form 10-K for the year ended December 31, 2013 filed with the Commission on April 11, 2014 and in the Company’s filings with the Secretary of State of Nevada.

Common Stock and Common Stock Purchase Warrant Issuances

Stock issued to Trade Vendor agreement

On March 12, 2015 the Company and a vendor of certain equipment entered into an agreement in which the Company agreed to make monthly payments of $50,000 commencing April 15, 2015, as an inducement to enter into the agreement the Company granted the vendor 100,000 shares of restricted common stock and 150,000 common stock purchase warrants exercisable at $1.25 for three years, see Note 5 Long-Term Trade Payable.

Option Grants

2010 Plan

The Company had one stock option plan: the 2010 Stock Incentive Plan, as amended (the “2010 Plan”). Stock options, stock appreciation rights, restricted stock and other stock and cash awards may be granted under the Plan. In general, options vest over a period ranging from immediate vesting to five years and expire 10 years from the date of grant. Effective January 21, 2011, the Company’s Board of Directors (the “Board”) authorized an amendment to the 2010 Stock Incentive Plan, to increase the number of options available for granting under the 2010 Plan from 3,000,000 to 13,500,000 and authorized the Company to file an S-8 Registration Statement with the U.S. Securities and Exchange Commission (subsequently filed on January 27, 2011, File No. 333-171906) for the registration of the shares available in the Plan. On March 15, 2011, with the closing of the Shea Exchange Agreement a “change of control” event was deemed to have occurred and 13,500,000 previously granted stock options vested in full. Effective July 25, 2011, the 2010 Plan was amended to increase the total shares of stock which may be issued under the 2010 Plan from 13,500,000 to 14,500,000.

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

The Board of Directors terminated the 2010 option plan on August 23, 2013.

2014 Option Plan

By Board Resolution effective January 27, 2014, the Company adopted a 2014 Stock Incentive Plan (the “Plan”) to compensate employees and consulting groups in their efforts to enhance the long-term shareholder value of the Company. Pursuant to the Plan, selected persons are offered opportunities to participate in the Company's growth and success and are encouraged to acquire and maintain stock ownership in the Company. The Plan grants options to purchase shares of the Company’s common stock vesting at dates beginning on the date of grant and issuable at chronological or performance increments. The Plan Administrator may also grandfather in existing options granted during 2013. The shareholders approved the 2014 Plan at the 2014 annual meeting.

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

On January 16, 2015 the Company’s Chief Operating Officer was granted 2,250,000 options under the 2014 Plan with an exercise price of $1.15 per share for a term of seven years. The options shall vest and become exercisable as follows: (i) 750,000 shall vest on the Date of Grant; (ii) 187,500 shall vest on each of the following dates: April 1, 2015, July 1, 2015, October 1, 2015, January 1, 2016, April 1, 2016, July 1, 2016, October 1, 2016 and January 1, 2017. On March 27, 2015 the Company executed an addendum to the Chief Operating Officer’s employment agreement wherein he agreed to take on additional responsibilities. As consideration, the Company issued an additional 7,000,000 options under the 2014 Plan with an exercise price of $1.00 for a term of seven years. The 7,000,000 options vest in full on grant.

The Company uses the Black-Scholes pricing model as a method for determining the estimated fair value for stock awards. Compensation expense for stock awards is recognized on a straight-line basis over the vesting period of service awards and for performance-based awards, the Company recognizes the expense when the performance condition is probable of being met.

In determining the compensation cost of the stock awards granted during the three months period ended March 31, 2015 and the year ended December 31, 2014, the fair value of each grant had been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized below:

	2015	2014
Risk-free interest rate	1.60% -1.74%	2.21%- 2.41%
Expected volatility factor	75%	75%
Expected dividend	—	—
Expected option term	7 years	7 years

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

The Company recorded $6,543,843 and $2,105,055 related to compensation expense for the three months ended March 31, 2015 and 2014, respectively. All compensation expense is included in general and administrative expense. There was no tax benefit from recording this non-cash expense due to our income tax valuation allowance and due to a portion of the options being incentive stock options. As of March 31, 2015, there was $1,101,347 in unrecognized compensation expense.

The following tables summarize information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price
Options outstanding - December 31, 2013	32,750,842	$0.88

Granted	4,000,000	1.71
Canceled or expired	(2,337,000)	.79
Exercised	(282,000)	.60
Options outstanding - December 31, 2014	34,131,842	$0.99

Granted	9,250,000	1.04
Canceled or expired
Exercised
Options outstanding – March 31, 2015	43,381,842	$1.00

Weighted average fair value of options granted during the period ended March 31, 2015		$1.04
Weighted average fair value of options granted during the year ended December 31, 2014		$0.94

A summary of the Company’s nonvested options at December 31, 2014, and changes during the year ended December 31, 2014, is presented below:

	Options	Weighted Average Grant Date Fair Value
Non-vested, beginning of period	5,250,000	$0.24
Granted	9,250,000	$1.01
Vested	(12,250,000)	$1.00
Forfeited	—	$—
Non-vested, end of period	2,250,000	$0.97

The following tables summarize information about stock options outstanding and exercisable at March 31, 2015:

	Options Outstanding at March 31, 2015
Range of Exercise Prices	Number Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)

$0.40 to $0.60	6,031,842	5.6 years	$0.48	$3,256,239
$0.61 to $1.00	17,600,000	5.8 years	$0.81	$3,662,000
$1.01 to $1.50	16,750,000	5.7 years	$1.24	$-
$1.51 to $2.25	3,000,000	6.1 years	$1.86	$-
$0.40 to $2.25	43,381,842	5.8 years	$1.00	$6,918,239

	Options Exercisable at March 31, 2015
Range of Exercise Prices	Number Exercisable	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)

$0.40 to $0.60	5,281,842	5.6 years	$0.46	$2,941,239
$0.61 to $1.00	17,600,000	5.8 years	$0.69	$3,662,000
$1.01 to $1.50	15,250,000	5.6 years	$1.25	$-
$1.51 to $2.25	3,000,000	6.1 years	$1.86	$-
$0.40 to $2.25	41,131,842	5.7 years	$1.00	$6,603,239

(1)	The aggregate intrinsic value in the table represents the difference between the closing stock price on December 31, 2014 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on March 31, 2015.

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

On December 5, 2014, 57,000 warrants to purchase common stock were exercised at a per share price of $0.89 for a total of $50,730.

On March 2, 2015, 100,000 warrants to purchase common stock were exercised at a per share price of $0.89 for a total of $89,000.

The following table summarizes information about the Company’s stock purchase warrants outstanding at March 31, 2015 and December 31, 2014:

	Number	Weighted Average Exercise Price	Range of Exercise Price	Weighted Remaining Contractual Life
Outstanding at December 31, 2013	13,989,207	$0.67	$0.20 – 1.00	3.3 years

Granted	150,000	$2.00	$2.00
Cancelled or expired	(1,630,000)	1.00	$1.00
Exercised	(7,025,227)	$0.54	$0.25 – 1.00
Outstanding at December 31, 2014	5,483,980	$0.79	$0.20 – 2.00	4.8 years

Granted	400,000	$1.24	$1.23 - 1.25
Cancelled or expired		-	-
Exercised	(100,000)	$0.89	$0.89
Outstanding at March 31, 2015	5,783,980	$0.84	$0.20 - 2.00	4.6 years

Warrants exercisable at March 31, 2015			5,783,980

The aggregate intrinsic value of the 5,783,980 outstanding and exercisable warrants at March 31, 2015 was $1,250,970. The intrinsic value is the difference between the closing stock price on March 31, 2015 and the exercise price, multiplied by the number of in-the-money warrants had all warrant holders exercised their warrants on March 31, 2015.

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

On January 16, 2015 the Company entered into an employment agreement with Jonathan Spier to serve as Chief Operating Officer of the Company. Mr. Spier will receive monthly compensation of $1 for January through March 2015 and $12,500 thereafter. Mr. Spier was granted 2,250,000 options under the 2014 Plan with an exercise price of $1.15 per share for a term of seven years. The options shall vest and become exercisable as follows: (i) 750,000 shall vest on the Date of Grant; (ii) 187,500 shall vest on each of the following dates: April 1, 2015, July 1, 2015, October 1, 2015, January 1, 2016, April 1, 2016, July 1, 2016, October 1, 2016 and January 1, 2017. On March 27, 2015 the Company and Mr. Spier executed an addendum to his agreement wherein he agreed to take on additional responsibilities. As consideration, the Company issued an additional 7,000,000 options under the 2014 Plan with an exercise price of $1.00 for a term of seven years.

Legal Matters

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

On May 28, 2014, Stephen E. Flechner filed a Notice of Removal to the United States District Court for the Northern District of Alabama, Middle Division. On May 28, 2014, Flechner also filed a Motion to Dismiss the Complaint for Declaratory Judgment or, in the Alternative, a Motion to Change Venue to the United States District Court for the District of Colorado. On June 10, 2014, Standard Metals Processing, Inc. filed a Motion to strike Flechner’s declaration filed as an exhibit to his Notice of Removal, and a Motion to Remand the action back to the Circuit Court of Etowah, Alabama. On November 7, 2014, Standard Metals filed a Motion for leave to file an amended Complaint. On November 21, 2014, Flechner filed his opposition to Standard Metals’ Motion for leave to file an amended Complaint. On November 26, 2014, Standard Metals filed a Response to Flechner’s Opposition to Standard Metals’ Motion for leave to file an amended Complaint. On December 22, 2014, Standard Metals filed a Response to Flechner’s Motion to Dismiss the Complaint for Declaratory Judgment or, in the Alternative, a Motion to Change Venue to the United States District Court for the District of Colorado. On December 30, 2014, the Court entered an Order denying Standard Metals’ Motion to strike Flechner’s declaration filed as an exhibit to his Notice of Removal and Standard Metals’ Motion to Remand. The Court also ordered Standard Metals to show cause why this matter should not be transferred to the United States District Court for the District of Colorado. On January 8, 2015, Standard Metals filed a Brief to show cause why this case should not be transferred. On January 16, 2015, Flechner filed a Response to Standard Metals’ Brief to show cause why this case should not be transferred. On January 21, 2015, Standard Metals filed a Sur-Response to Flechner’s Response to Standard Metals’ Brief to show cause why this case should not be transferred. On January 23, 2015, Flechner filed a Motion for leave to file a Reply to Standard Metals’ Sur-Response to Flechner’s Response to its Brief to show cause why this case should not be transferred. On March 26, 2015, the Court entered an Order of Dismissal ordering that all claims asserted by Standard Metals, Inc. were dismissed, without prejudice, for lack of personal jurisdiction under Federal Rule of Civil Procedure 12(b)(2).

Stephen E. Flechner v. Standard Metals Processing, Inc.

On April 29, 2014, Stephen E. Flechner filed suit in the United States District Court for the District of Colorado against Standard Metals Processing, Inc. alleging that Standard Metals had refused to allow him to exercise stock options granted to him pursuant to a Stock Option Agreement, dated April 1, 2010, and a second Stock Option Agreement, dated January 21, 2011. On June 12, 2014, Standard Metals filed an Answer and a Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. On January 16, 2015, Standard Metals filed a Motion for Summary Judgment. On January 23, 2015, the Court issued an Order granting in part and denying in part Standard Metals’ Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. The Court in its Order stayed further proceedings in Colorado pending the issuance of orders by the Alabama court. Thereafter, on January 26, 2015, the Court issued an Order vacating the February 20, 2015 Trial Preparation Conference and the March 9, 2015 Bench Trial. On March 23, 2015, the Court issued an Order denying Standard Metals’ Motion for Summary Judgment. On March 30, 2015, Flechner filed a Motion to Lift the Stay. On March 31, 2015, the Court issued an Order granting Flechner’s Motion to Lift the Stay. On April 6, 2015, the Court issued an Order scheduling a Bench Trial for July 29, 2015. On April 9, 2015, Flechner filed a Motion for Reconsideration of the Court’s March 23, 2015 Order Denying Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On May 1, 2015, the Court issued an Order Granting Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. Standard Metals Processing, Inc. intends to continue to vigorously defend against claims by Steven E. Flechner.

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

On September 10, 2014, Wits Basin Precious Minerals, Inc. filed suit against Standard Metals Processing, Inc. in the United States District Court for the District of Nevada asserting breach of contract, anticipatory breach of contract and equitable relief. On October 16, 2014, Wits Basin filed an Amended Complaint, adding new parties and alleging that Standard Metals had refused to allow it to exercise its option to purchase shares granted to it pursuant to an Exchange Agreement, dated March 15, 2011, so that Wits Basin could obtain shares to meet its requirements under private option agreements it had entered into with option holders, allowing those option holders certain rights, options and warrants to purchase stock in Standard Metals. On November 5, 2014, Standard Metals filed a Second Motion to Dismiss Wits Basin et al.’s Amended Complaint. On March 13, 2015, the Court issued an Order granting in part and denying in part Standard Metals’ Motion to Dismiss the action. The Court dismissed with prejudice Wits Basin et al.’s claims of breach of contract and anticipatory repudiation of the contract. However, the Court allowed Wits Basin et al’s claim against Standard Metals of interference with contract to go forward. On March 25, 2015, Standard Metals filed its Answer to Wits Basin’s Amended Complaint. On April 24, 2015, Wits Basin and Standard Metals entered into a Stipulation for Dismissal with Prejudice of the Claims of Plaintiff Bryan Reichel. On April 29, 2015, the Court entered an Order Granting the Stipulation for Dismissal of Claims of Plaintiff Bryan Reichel with Prejudice. Standard Metals Processing, Inc. intends to continue to vigorously defend against the remaining claim asserted by Wits Basin Precious Minerals Inc. et al.

Blair Mielke v. Standard Metals Processing, Inc., a Nevada corporation, and Does 1 through 20, and Roes Corporations 1 through 20, inclusive

On October 3, 2014, Blair Mielke filed suit against Standard Metals Processing, Inc. in the Eight Judicial District Court for the State of Nevada in and for the County of Clark, alleging that Standard Metals had refused to issue and deliver to him shares of the Company’s common stock pursuant to the filing of a Form 8-K with the United States Securities and Exchange Commission on August 30, 2011. On October 24, 2014, Standard Metals filed a Petition for Removal to the United States District Court for the District of Nevada (Las Vegas). On October 30, 2014, Standard Metals filed a First Motion to Dismiss. On April 24, 2015, the Court entered an Order granting Standard Metals’ First Motion to Dismiss as to Mielke’s claim for specific performance and denying Standard Metals’ Motion as to all other claims. Standard Metals Processing, Inc. intends to continue to vigorously defend against the remaining claims by Blair Mielke.

NOTE 9 – RELATED PARTY TRANSACTIONS

Tina Gregerson/Tina Gregerson Family Properties, LLC

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

Pure Path Management Company, LLC

Pure Path Management Company, LLC (“Pure Path”) is currently the beneficial owner of 23% of the outstanding common stock of the Company. On October 10, 2013, the Company issued 27,000,000 shares of common stock to Pure Path Management Company, LLC to settle $1,500,000 of the note payable and accrued interest by the Company.

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

Pursuant to the Settlement and Release Agreement executed October 10, 2013 with the Company, Pure Path relinquished the foregoing rights and obligations owed to it and agreed to forbear collection remedies and legal proceedings against the Company including foreclosure on the Deed of Trust, and in connection with the settlement and release of various debts of approximately $1,500,000 and the consulting fees owed by the Company and relinquishment of rights by Pure Path, the Company issued 27,000,000 restricted shares and a Promissory Note (the “Pure Path Note”) for an amount of up to $2,500,000 with a beginning principal balance of $1,933,345 bearing interest of 8% per year for the current balance of the amounts owed under the Pure Path Agreements.

Under the terms of the Pure Path Note, the Company received $53,000 on February 4, 2015.

NOTE 10 – EARNINGS (LOSS) PER SHARE

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

At March 31, 2015, the weighted average shares from stock options of 43,381,842 and warrants of 5,783,980 were excluded from the diluted weighted average common share calculation due to the antidilutive effect such shares would have on net loss per common share.

NOTE 11 – SUBSEQUENT EVENTS

Notes Payable – Related Party

On April 13, 2015, the Company received $50,000 under the unsecured promissory note with Tina Gregerson Family Properties, LLC, an entity controlled by a director of the Company see Note 9 Related Party Transactions.

Warrant Exercise

On April 23, 2015, 40,000 warrants to purchase common stock were exercised at a per share price of $0.89 for a total of $35,600.

Options

On April 24, 2015 the Company entered into an employment agreement with Mr. John Ryan to serve as the Company’s president. Pursuant to the employment agreement, the Company granted Mr. Ryan 2,000,000 options under the 2014 Plan with an exercise price of $0.92 per share for a term of three years to Mr. John Ryan its new President. The options shall vest and become exercisable as follows: (i) 1,000,000 shall vest on the Date of Grant; (ii) 150,000 shall vest on July 24, 2015, (iii) 250,000 shall vest on each of the following dates: October 24, 2015, January 24, 2016 and April 24, 2016, (iv) 500,000 shall vest on achievement of certain performance objectives of tonnage and gold ore concentrate (v) 250,000 shall vest on achievement of certain performance objectives based on earnings before interest, taxes, depreciation and amortization. See the Form 8-K filed with the Commission on April 28, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis of financial condition and results of operations should be read in connection with the accompanying unaudited condensed financial statements and related notes thereto included elsewhere in this Report and the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2014.

Cautionary Notice Regarding Forward Looking Statements

Readers are cautioned that the following discussion contains certain forward-looking statements and should be read in conjunction with the “Special Note Regarding Forward-Looking Statements” appearing at the beginning of this Quarterly Report.

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This filing contains a number of forward-looking statements, which reflect management’s current views and expectations with respect to our business, strategies, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; statements expressing general optimism about future operating results; any statements of assumptions underlying any of the foregoing; and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

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

The Company re-domiciled in Nevada from Colorado in March 2013. We determined that, due to a lack of connection to Colorado, it was in the best interest of the Company to move its domicile to Nevada.

Overview of the Company

Standard Metals Processing, Inc. (“we,” “us,” “our,” “Standard Metals” or the “Company) has offices in Gadsden, Alabama, New York, New York and through its subsidiary, a property in Tonopah, Nevada. Our business plan is to purchase equipment and build a facility on our Tonopah property to serve as a permitted custom processing toll milling facility (which includes an analytical lab, pyrometallugircal plant, and hydrometallurgical recovery plant).

The Company will perform permitted custom processing toll milling which is a process whereby mined material is crushed and ground into fine particles to ease the extraction of any precious minerals contained therein, such as minerals in the gold, silver and platinum metal groups. Custom milling and refining can include many different processes that are designed specifically for each ore load and to maximize the extraction of precious metals from carbon or concentrates. These custom processing services also distill, dry, mix, or mill chemicals and bulk materials on a contractual basis and provide a chemical production outsourcing option for industrial companies, which lack the expertise, capacity, or regulatory permits for in-house production.

We are required to obtain several permits before we can begin construction of a small-scale mineral processing facility and the required additional buildings to conduct permitted processing toll milling activities and commence operations.

WATER POLLUTION CONTROL PERMIT WITH THE NEVADA DEPARTMENT OF ENVIRONMENTAL PROTECTION

Through the subsidiary of the Company’s wholly owned subsidiary, Tonopah Custom Processing, Inc. (“TCP”), a Water Pollution Control Permit (“WPCP”) Application was filed with the Nevada Department of Environmental Protection (“NDEP”) Bureau of Mines and Mining Reclamation (“BMMR”) for the approval of the permits necessary for a small-scale mineral processing facility planned for the Tonopah Property. The plant will perform laboratory testing, pilot testing, and custom processing of precious metal ores and concentrates from mining industry clients. Processing of ore materials will employ standard mineral processing techniques including gravity concentration, froth flotation and chemical leaching and carbon stripping.

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

The Company accepted delivery of additional large heavy equipment on April 1, 2014. We have completed the initial grading of specific designated areas on the 40 undisturbed acres of land including clearing all vegetation, removing of all scrap metal, and the excavation of the building pad for the preparation of the new 21,875 square foot processing plant. With the additional large heavy equipment onsite, we have completed the removal of all the extra and unnecessary materials and old equipment that has accumulated on the land.

In April 2014, we purchased a complete Concrete Batch Plant, including four cement trucks, to reduce the overall cost of construction activities on site. This purchase is estimated to reduce the overall cost of construction by at least $500,000. In August 2014, we purchased an extensive array of heavy-duty construction and milling equipment for use in the construction and operation of the Tonopah facility. The heavy equipment allows us to construct the processing plant and tailings ponds using our own equipment, saving the cost of expensive lease payments. The heavy equipment includes the necessary machinery for construction including dozers, loaders, water trucks and heavy transport tractors as well as equipment required for production including crushers, screening plants, and conveyors.

PRODUCTS AND SERVICES

The Company’s business plan is to become a full service permitted custom toll milling and processing company that facilitates the extraction of precious and strategic minerals from mined material. The Company is in the process of obtaining the permits needed for construction and operation of our permitted custom processing toll milling facility with state of the art equipment capable of processing gold, silver and platinum metal groups.

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

There are various methods of extraction. The Company will determine which method to use based upon the sample received. In most situations, a series of tests will be performed on a bulk sample ranging in size from 250 to 1,000 pounds. A metallurgist will determine the best process or processes to use for the extraction based on several factors. These include the composition of the host rock, mineralization of the host rock, whether or not it is an oxide or sulphide ore body, and the particle size of the precious metal. After the metallurgist reviews these characteristics, the Company will run ore on a gold table and assays the concentrates, middlings, and tails. An assay is an investigative procedure for qualitatively assessing or quantitatively measuring the presence or amount of precious metals in ore. If there is too much gold in the middling or tails, the size of the grind is adjusted to increase yield or if there is not enough gold in the middlings or tails the Company grinds the material to a coarser mesh.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2014.

Revenues

We had no revenues from any operations for the three months ended March 31, 2015 and 2014. Furthermore, we do not anticipate any significant future revenue until we have sufficiently funded operations and receive all permits required for us to construct our facility and begin operations.

General and administrative expenses were $7,113,362 for the three months ended March 31, 2015 as compared to $2,530,490 for the same period in 2014. For the three months ended March 31, 2015, the majority of general and administrative expense was compensation expense related to options and warrants totaling $6,543,843 as compared to $2,105,055 compensation expenses related to options and warrants in the same period in 2014. In the three months ended March 31, 2015, compensation expenses as well as operating expenses increased due to the employment agreements the Company entered into with its key officers and the increase in construction costs as we have begun site preparation for the toll milling facility and costs associated with permits, research and agreements. We anticipate that future compensation expenses will increase and that certain operating expenses will continue to increase for fiscal 2015 as we continue to build the infrastructure to proceed with permitted custom processing toll milling services.

Other Income and Expenses

Other Income

We receive monthly payments of $608 from American Tower Corporation for a cellular tower located on our Tonopah land.

Interest Expense

Interest expense for the three months ended March 31, 2015 was $53,717, compared to $44,945 for the respective period in 2014. The 2015 and 2014 amounts relate primarily to the interest due on our notes payable: (i) the $2,500,000 secured, convertible promissory note issued to Pure Path on October 10, 2013 in accordance with the settlement agreement of same date. All prior debt was subsumed under this note, the outstanding of which was $2,092,097 plus accrued interest at 8% per annum on March 31, 2015; (ii) the short-term note payable; and (iii) the convertible notes issued in 2011 and 2012.

Loss on Settlement of Debt

Loss on settlement of debt for the three months ended March 31, 2015 was $0 compared to $926,096, for the respective period in 2014. We have been negotiating with several debt holders to convert their debt to our common stock to conserve capital for building and operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements through the issuance of short-term debt, convertible debt and through equity capital we have received via certain shareholders exercising their warrants and loans from related parties during the three months periods ended March 31, 2015 and 2014. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had a working capital deficit of $5,541,561 at March 31, 2015. Cash and cash equivalents were $9,201 at March 31, 2015, representing a decrease of $95,098 from the cash and cash equivalents of $104,299 at March 31, 2014.

Our cash reserves will not be sufficient to meet our operational needs and thus, we need to raise additional capital to pay for our operational expenses and provide for capital expenditures. Our basic operational expenses are estimated at approximately $500,000 per month. Above the basic operational expenses, we estimate that we need approximately $10,000,000 to begin limited toll milling operations. If we are not able to raise additional working capital, we may have to cease operations altogether.

For the three months ended March 31, 2015, we had net cash used in operating activities of $247,625, as compared to $569,262 for the three months ended March 31, 2014.

For the three months ended March 31, 2015 and 2014 we had net cash used in investing activities of $169,269 and $177,255 respectively. The amount in 2015 and 2014 was due to the funds required to conduct site preparation on our Tonopah, Nevada property and purchase of machinery and equipment.

For the three months ended March 31, 2015 and 2014, we had net cash provided by financing activities of $390,000 and $707,717, respectively.

Summary

Our existing sources of liquidity will not provide enough cash to fund our development and operations and make the required payments on our debt service for the next twelve months. Our ability to continue as a going concern is dependent entirely on raising funds through the sale of equity or debt. We will continue our attempt to raise additional capital. Some of the possibilities available to us are through private equity transactions, to develop a credit facility with a lender or the exercise of options and warrants. However, such additional capital may not be available to us at acceptable terms or at all. In the event that we are unable to obtain additional capital, we would be forced to cease operations altogether.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2015, we did not engage in any off balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

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

Based on this evaluation and taking into account that certain material weaknesses existed as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were not effective. As a result of this conclusion, the financial statements for the period covered by this Quarterly Report on Form 10-Q were prepared with particular attention to the material weaknesses previously disclosed. Notwithstanding the material weaknesses in internal controls that continue to exist as of March 31, 2015, we have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

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

On May 28, 2014, Stephen E. Flechner filed a Notice of Removal to the United States District Court for the Northern District of Alabama, Middle Division. On May 28, 2014, Flechner also filed a Motion to Dismiss the Complaint for Declaratory Judgment or, in the Alternative, a Motion to Change Venue to the United States District Court for the District of Colorado. On June 10, 2014, Standard Metals Processing, Inc. filed a Motion to strike Flechner’s declaration filed as an exhibit to his Notice of Removal, and a Motion to Remand the action back to the Circuit Court of Etowah, Alabama. On November 7, 2014, Standard Metals filed a Motion for leave to file an amended Complaint. On November 21, 2014, Flechner filed his opposition to Standard Metals’ Motion for leave to file an amended Complaint. On November 26, 2014, Standard Metals filed a Response to Flechner’s Opposition to Standard Metals’ Motion for leave to file an amended Complaint. On December 22, 2014, Standard Metals filed a Response to Flechner’s Motion to Dismiss the Complaint for Declaratory Judgment or, in the Alternative, a Motion to Change Venue to the United States District Court for the District of Colorado. On December 30, 2014, the Court entered an Order denying Standard Metals’ Motion to strike Flechner’s declaration filed as an exhibit to his Notice of Removal and Standard Metals’ Motion to Remand. The Court also ordered Standard Metals to show cause why this matter should not be transferred to the United States District Court for the District of Colorado. On January 8, 2015, Standard Metals filed a Brief to show cause why this case should not be transferred. On January 16, 2015, Flechner filed a Response to Standard Metals’ Brief to show cause why this case should not be transferred. On January 21, 2015, Standard Metals filed a Sur-Response to Flechner’s Response to Standard Metals’ Brief to show cause why this case should not be transferred. On January 23, 2015, Flechner filed a Motion for leave to file a Reply to Standard Metals’ Sur-Response to Flechner’s Response to its Brief to show cause why this case should not be transferred. On March 26, 2015, the Court entered an Order of Dismissal ordering that all claims asserted by Standard Metals, Inc. were dismissed, without prejudice, for lack of personal jurisdiction under Federal Rule of Civil Procedure 12(b)(2).

Stephen E. Flechner v. Standard Metals Processing, Inc.

On April 29, 2014, Stephen E. Flechner filed suit in the United States District Court for the District of Colorado against Standard Metals Processing, Inc. alleging that Standard Metals had refused to allow him to exercise stock options granted to him pursuant to a Stock Option Agreement, dated April 1, 2010, and a second Stock Option Agreement, dated January 21, 2011. On June 12, 2014, Standard Metals filed an Answer and a Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. On January 16, 2015, Standard Metals filed a Motion for Summary Judgment. On January 23, 2015, the Court issued an Order granting in part and denying in part Standard Metals’ Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. The Court in its Order stayed further proceedings in Colorado pending the issuance of orders by the Alabama court. Thereafter, on January 26, 2015, the Court issued an Order vacating the February 20, 2015 Trial Preparation Conference and the March 9, 2015 Bench Trial. On March 23, 2015, the Court issued an Order denying Standard Metals’ Motion for Summary Judgment. On March 30, 2015, Flechner filed a Motion to Lift the Stay. On March 31, 2015, the Court issued an Order granting Flechner’s Motion to Lift the Stay. On April 6, 2015, the Court issued an Order scheduling a Bench Trial for July 29, 2015. On April 9, 2015, Flechner filed a Motion for Reconsideration of the Court’s March 23, 2015 Order Denying Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On May 1, 2015, the Court issued an Order Granting Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. Standard Metals Processing, Inc. intends to continue to vigorously defend against claims by Steven E. Flechner.

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

On September 10, 2014, Wits Basin Precious Minerals, Inc. filed suit against Standard Metals Processing, Inc. in the United States District Court for the District of Nevada asserting breach of contract, anticipatory breach of contract and equitable relief. On October 16, 2014, Wits Basin filed an Amended Complaint, adding new parties and alleging that Standard Metals had refused to allow it to exercise its option to purchase shares granted to it pursuant to an Exchange Agreement, dated March 15, 2011, so that Wits Basin could obtain shares to meet its requirements under private option agreements it had entered into with option holders, allowing those option holders certain rights, options and warrants to purchase stock in Standard Metals. On November 5, 2014, Standard Metals filed a Second Motion to Dismiss Wits Basin et al.’s Amended Complaint. On March 13, 2015, the Court issued an Order granting in part and denying in part Standard Metals’ Motion to Dismiss the action. The Court dismissed with prejudice Wits Basin et al.’s claims of breach of contract and anticipatory repudiation of the contract. However, the Court allowed Wits Basin et al’s claim against Standard Metals of interference with contract to go forward. On March 25, 2015, Standard Metals filed its Answer to Wits Basin’s Amended Complaint. On April 24, 2015, Wits Basin and Standard Metals entered into a Stipulation for Dismissal with Prejudice of the Claims of Plaintiff Bryan Reichel. On April 29, 2015, the Court entered an Order Granting the Stipulation for Dismissal of Claims of Plaintiff Bryan Reichel with Prejudice. Standard Metals Processing, Inc. intends to continue to vigorously defend against the remaining claim asserted by Wits Basin Precious Minerals Inc. et al.

Blair Mielke v. Standard Metals Processing, Inc., a Nevada corporation, and Does 1 through 20, and Roes Corporations 1 through 20, inclusive

On October 3, 2014, Blair Mielke filed suit against Standard Metals Processing, Inc. in the Eight Judicial District Court for the State of Nevada in and for the County of Clark, alleging that Standard Metals had refused to issue and deliver to him shares of the Company’s common stock pursuant to the filing of a Form 8-K with the United States Securities and Exchange Commission on August 30, 2011. On October 24, 2014, Standard Metals filed a Petition for Removal to the United States District Court for the District of Nevada (Las Vegas). On October 30, 2014, Standard Metals filed a First Motion to Dismiss. On April 24, 2015, the Court entered an Order granting Standard Metals’ First Motion to Dismiss as to Mielke’s claim for specific performance and denying Standard Metals’ Motion as to all other claims. Standard Metals Processing, Inc. intends to continue to vigorously defend against the remaining claims by Blair Mielke.

Item 1A. Risk Factors

The most significant risk factors applicable to the Company are described in Part I Item 1A entitled “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 Form 10-K”). There have been no material changes to the risk factors previously disclosed in the 2014 Form 10-K. The risks described in the 2014 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to management may materially adversely affect the Company’s business, financial condition, and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Warrant Exercises

During the first quarter of 2015, 100,000 warrants were exercised at a per share price of $0.89 for a total of $89,000.

Option Grants

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

On April 24, 2015 the Company entered into an employment agreement with Mr. John Ryan to serve as the Company’s president. Pursuant to the employment agreement, the Company granted Mr. Ryan 2,000,000 options under the 2014 Plan with an exercise price of $0.92 per share for a term of three years to Mr. John Ryan its new President. The options shall vest and become exercisable as follows: (i) 1,000,000 shall vest on the Date of Grant; (ii) 150,000 shall vest on July 24, 2015, (iii) 250,000 shall vest on each of the following dates: October 24, 2015, January 24, 2016 and April 24, 2016, (iv) 500,000 shall vest on achievement of certain performance objectives of tonnage and gold ore concentrate (v) 250,000 shall vest on achievement of certain performance objectives based on earnings before interest, taxes, depreciation and amortization. See the Form 8-K filed with the Commission on April 28, 2015.

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

Date: May 13, 2015

	By:	/s/ Sharon L. Ullman
Sharon L. Ullman
Chief Executive Officer

	By:	/s/ Robert Geiges
Robert Geiges
Chief Financial Officer

