Form 10-Q
period 2015-06-30
Standard Metals Processing, Inc.
filed 2015-08-19
CIK 773717

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 19, 2015, there were 104,150,936 shares of the Registrant’s common stock, par value $.001, outstanding.

STANDARD METALS PROCESSING, INC.

FORM 10-Q

TABLE OF CONTENTS

June 30, 2015

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

STANDARD METALS PROCESSING, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2015	2014

Assets
Current assets:
Cash	$789	$36,095
Prepaid expenses	15,461	59,010

Total current assets	16,250	95,105
Shea Mining and Milling Assets (Note 3)	2,108,300	35,159,427
Property, plant and equipment:
Machinery and equipment	1,758,818	1,758,818
Construction in progress	2,057,791	1,778,532
	3,816,609	3,537,350
Accumulated depreciation	(21,000)	(17,613)
Net property, plant and equipment	3,795,609	3,519,737
Total Assets	$5,920,159	$38,774,269

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Senior secured convertible promissory note payable, related party	$2,229,187	$2,174,597
Current portion of trade payable, net of debt discount of $101,063	827,080	-
Promissory notes payable - related party, net of debt discount of $67,995	230,005	-
Convertible notes payable, current portion	175,000	175,000
Accrued Judgements (Note 11)	2,257,000	0
Due to Wits Basin Precious Minerals Inc.	16,616	16,616
Accounts payable	1,834,931	2,154,512
Accrued interest	360,851	246,273
Accrued expenses	797,218	710,286
Accounts payable to related party	22,601	6,307

Total current liabilities	8,750,489	5,483,591

Commitments and Contingencies (Note 8)

Preferred stock, 50,000,000 shares authorized:
Series A, $.001 par value, 10,000,000 and 10,000,000 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	10,000,000	10,000,000

Shareholders’ Equity (Deficit):
Series B preferred stock, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized: 103,900,936 and 103,660,936 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	103,901	103,661
Additional paid-in capital	87,390,550	75,255,143
Accumulated deficit	(100,324,781)	(52,068,126)
Total shareholders’ Equity (Deficit)	(12,830,330)	23,290,678
Total Liabilities and Shareholders’ Equity (Deficit)	$5,920,159	$38,774,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative	5,640,439	9,491,114	12,753,801	12,021,604
Impairment of Shea Mining and Milling assets (Note 3)	33,051,127	-	33,051,127	-
Depreciation and amortization	-	4,406	3,387	8,813
Judgement on legal actions	2,257,000	-	2,257,000	-

Total operating expenses	40,948,566	9,495,520	48,065,315	12,030,417
Loss from operations	(40,948,566)	(9,495,520)	(48,065,315)	(12,030,417)

Other income (expense):
Other income	1,825	1,587	4,258	3,174
Loss on settlement of debt	-	(32,924)	-	(959,020)
Interest expense	(64,440)	(47,006)	(118,157)	(91,951)
Amortization of debt discount	(50,796)	-	(77,441)	-

Total other income (expense)	(113,411)	(78,343)	(191,340)	(1,047,797)
Loss before income tax provision	(41,061,977)	(9,573,863)	(48,256,655)	(13,078,214)

Income tax provision	-	-	-	-
Net loss	$(41,061,977)	$(9,573,863)	$(48,256,655)	$(13,078,214)

Basic net loss per common share	$(0.40)	$(0.10)	$(0.46)	$(0.14)

Basic weighted average common shares outstanding	103,891,266	94,901,898	103,803,256	95,629,266

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended
	June 30, 2015	June 30, 2014
OPERATING ACTIVITIES:
Net loss	$(48,256,655)	$(13,078,214)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	3,387	8,813
Amortization of debt issuance costs	77,454	-
Compensation expense related to issuance of common stock, warrants and stock option grants	11,764,548	10,860,224
Impairment of Shea Mining and Milling assets	33,051,127
Loss on extinguishment of debt and accrued expenses	-	959,020
Judgement on legal actions	2,257,000	-
Changes in operating assets and liabilities:
Prepaid expenses	43,549	(55,015)
Accounts payable	372,831	646,289
Accrued expenses	201,497	(30,499)
Accounts payable related party	16,294	-

Net cash used in operating activities	(468,968)	(689,382)

INVESTING ACTIVITIES:
Payment for construction in progress	(43,528)	(1,156,411)

Net cash used in investing activities	(43,528)	(1,156,411)

FINANCING ACTIVITIES:
Repayment of short term note principal	-	(25,000)
Cash proceeds from issuance of common stock, warrants and exercise of stock options and warrants, net	124,600	1,832,917
Cash proceeds from debt	54,590	-
Proceeds from Notes Payable from related party	298,000	-

Net cash provided by financing activities	477,190	1,807,917

Increase (Decrease) in CASH AND CASH EQUIVALENTS	(35,306)	(37,876)
CASH AND CASH EQUIVALENTS, beginning of period	36,095	143,099
CASH AND CASH EQUIVALENTS, end of period	$789	$105,223

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Cash paid for interest cost	$3,579	-
Income taxes paid	-	-

Non-cash investing and financing transactions:
Convertible promissory notes and accrued interest converted into common stock	-	$118,559
Accounts payable converted to debt	$928,130
Shares issued for accounts payable settlement	83,532
Warrants issued in connection with debt settlement	162,967
Accrued construction in progress costs	235,731
Conversions into common stock of amounts originally due to Shea	-	225,000
Common stock issued in lieu of accounts payable and accrued expenses	-	114,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2015

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

Prior to September 29, 2009, Wits Basin Precious Minerals Inc., (“Wits Basin”) a Minnesota corporation and public reporting company quoted on the Pink Sheets under the symbol “WITM” was the majority shareholder of Hunter Bates. Hunter Bates was formed in April 2008 to acquire the prior producing gold mine properties (consisting of land, buildings, equipment, mining claims and permits) located in Central City, Colorado, known as the “Bates-Hunter Mine.” The Company had not engaged in any exploration or mining activities at the Bates-Hunter Mine properties and on April 29, 2011, the Company transferred all of its interests of Hunter Bates back to Wits Basin in order to develop the toll milling business as described below.

On March 15, 2011, the Company closed a series of transactions, whereby it acquired certain assets of Shea Mining & Milling, LLC (“Shea Mining”). The exchange agreement was by and between the Company, Shea Mining, Afignis, LLC, Leslie Lucas Partners, LLC, Wits Basin and Alfred A. Rapetti (the “Shea Exchange Agreement”) whereby the Company acquired certain assets from Shea Mining, which assets include those located in Tonopah, Nevada, of land, buildings, a dormant milling facility, abandoned milling equipment, water permits and mine tailings financed through a note payable assigned to the Company, mine dumps, a property lease and a contract agreement in exchange for 35,000,000 shares of the Company’s unregistered shares. The Shea Exchange Agreement did not include any operable toll milling equipment, employees or operational processes and therefore has been accounted for as a purchase of a group of assets. The Company completed the Shea Exchange Agreement to acquire the Shea Mining assets and develop a toll milling services business of precious minerals. Toll milling is a process whereby mined material is crushed and ground into fine particles to ease the extraction of any precious minerals contained therein, such as gold, silver, lead, zinc and copper, and rare earth metals. See Note 3 – Impairment of Shea Milling and Mining Assets for a detailed discussion.

Modification of Corporate Strategy

The Company will seek to establish itself as a specialized mining house that can provide financing in exchange for metals streaming and royalty financing, and toll processing services to small- to medium-sized mining companies. The Company will also seek opportunities to acquire current income-producing metals streams and royalty contracts.

Supporting the initiative, the Company has put in place a proven executive team with expertise in the industry. The Company seeks to take advantage of the current dislocation in the mining sector by providing liquidity into the market for smaller mine operators who have promising development stage projects but limited access to capital.

The new management team will focus on generating low cost, non-processing passive income by providing liquidity and specialized services to mining companies in exchange for royalty and metal stream contracts, and, in some instances, common stock and warrants. It will also seek to provide toll milling services on a selective basis in exchange for long term feed contracts.

The above business will be complemented as necessary with a secondary focus on strengthening the management teams of those junior and mid-level mines which will be operating the mines with whom Standard will be engaged.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2015, the Company incurred losses from operations of $48,256,655. At June 30, 2015, the Company had an accumulated deficit of $100,324,781 and a working capital deficit of $8,734,239. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the six months ended June 30, 2015, the Company received net cash proceeds of $477,190 from the exercise of warrants and loans from related parties. Management believes that private placements of equity capital and/or additional debt financing will be needed to fund our long-term operating requirements. The Company may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

The financial statements include the accounts of Standard Metals Processing, Inc. and wholly owned subsidiaries Tonopah Milling and Metals Group, Inc., Tonopah Milling and Metals Group, Inc.’s wholly owned subsidiaries Tonopah Custom Processing, Inc. and Tonopah Resources, Inc. and Esmeralda Renewable Energy, Inc. All significant intercompany transactions, accounts and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K filed March 31, 2015. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year as a whole.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed

The Company reviews its long-lived assets and identifiable finite-lived intangibles for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The first step of the impairment test, used to identify potential impairment, compares undiscounted future cash flows of the asset or asset group with the related carrying amount. If the undiscounted future cash flows of the asset or asset group exceed its carrying amount, the asset or asset group is not considered to be impaired and the second step is unnecessary. If such assets were considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Recent Accounting Pronouncements

During the period ended June 30, 2015 and through August 17, 2015, there were several new accounting pronouncements issued by the Financial Accounting Standards Board.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

NOTE 3 – IMPAIRMENT OF SHEA MILLING AND MINING ASSETS

On March 15, 2011, the Company entered into an exchange agreement by and between the Company, Shea Mining, Afignis, LLC, Leslie Lucas Partners, LLC, Wits Basin and Alfred A. Rapetti (the “Shea Exchange Agreement”) whereby the Company acquired certain assets from Shea Mining, which assets include those located in Tonopah financed through a note payable assigned to the Company, mine dumps, a property lease and a contract agreement in exchange for 35,000,000 shares of our unregistered shares. The Shea Exchange Agreement did not include any operable toll milling equipment, employees or operational processes and therefore has been accounted for as a purchase of a group of assets. The Company completed the Shea Exchange Agreement to acquire the Shea assets and develop a toll milling services business of precious minerals.

Pursuant to the assignment of a note payable, the Company executed an Assignment and Assumption of Loan Documents and Loan Modification Agreement, by and between us, Shea Mining and NJB Mining, Inc. (the “Loan Modification Agreement”), dated March 15, 2011, for those assets located in Tonopah, Nevada (“Tonopah”), consisting of land, buildings, mining tailings, a dormant milling facility, abandoned milling equipment and water permits. The land encompasses 1,186 deeded acres, one of the largest private land holdings in Esmeralda County, Nevada. Approximately 334 acres of this land has sitting on it an estimated 2,200,000 tons of tailings known as the Millers Tailings from the historic gold rush of Goldfield and Tonopah, Nevada.

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

In connection with the Shea Exchange Agreement, the Company was also assigned the ownership of approximately a six square mile section of mine dump material in Manhattan, Nevada (“Manhattan”).

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

Furthermore, Wits Basin had entered into certain commitments, which involved shares of the Company’s common stock and as a result of their exchange of substantially all of the Company’s common stock they held for Series A Preferred, Wits Basin could no longer honor those commitments. In consideration of Wits agreeing to the exchange, the Company agreed to enter into two stock option agreements as follows: (1) the Company granted to one of Wits Basin’s major lenders a replacement stock option, on substantially the same terms as the stock option issued by Wits Basin, to purchase 1,299,000 shares of the Company’s common stock at an exercise price of $1.00 per share expiring on December 14, 2014 of which the holder exercised on 10,000 shares of the option with a payment of $10,000 during 2011 and (2) the Company granted to Wits Basin a replacement stock option, expiring on December 19, 2014, to purchase up to 630,000 shares of the Company’s common stock, at an exercise price of $0.50 per share. As of December 31, 2014 all of these stock options are expired.

As part of the Company’s change in strategy as discussed in Note 1, management analyzed the Shea Mining and Milling assets and determined that the Tonopah mine tailings of $24,888,252, Tonopah dormant milling facility of $8,062,875 and Manhattan mine dumps of $100,000 were fully impaired and recorded an impairment of $33,051,127 and reduced the net carrying value of the Miller’s Landing assets to $2,108,300.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

The Company is preparing the Tonopah property site for the construction of a permitted custom processing toll milling facility including grading the land, installing fencing and working with contractors for our 21,875 square foot building and servicing and drilling various wells for our future operations.

Components of our property, plant and equipment are as follows:

	June 30,	December 31
	2015	2014
Equipment	$1,758,818	$1,758,818
Construction in Progress	2,057,791	1,778,532
Less accumulated depreciation	(21,000)	(17,613)
	$3,795,609	$3,519,737

NOTE 5 – LONG-TERM TRADE PAYABLE

The following table summarizes the Company’s long-term trade payable:

	June 30,	December 31
	2015	2014
Vendor agreement dated March 12, 2015 with monthly payments of $50,000 and zero interest	$928,143	$-
Less debt discount	(101,063)	-
	827,080	-
Less current portion	(827,080)	-
Totals	$-	$-

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

The Company did not make the payments due and therefore have reflected this debt as in default and currently due.

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

NOTE 6 – PROMISSORY NOTES PAYABLE - RELATED PARTY

The following table summarizes the Company’s notes payable related party:

	June 30,	December 31
	2015	2014
Promissory note issued on February 11, 2015, in the principal amount of up to $750,000 with tranches received as follows: $200,000 on February 11, 2015 and $48,000 on February 13, 2015; $50,000 on April 13, 2015; the note has a stated interest rate of 8%; with a maturity of 1 year from the date of the tranche.	$298,000	$-
Less discount	(67,995)	-
Totals	$230,005	$-

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

The Company grandfathered the following options issued to consultants during the 4 th quarter of 2013 in to the 2014 Plan:

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

On January 16, 2015 the Company’s Chief Operating Officer was granted 2,250,000 options under the 2014 Plan with an exercise price of $1.15 per share for a term of seven years. The options shall vest and become exercisable as follows: (i) 750,000 shall vest on the Date of Grant; (ii) 187,500 shall vest on each of the following dates: April 1, 2015, July 1, 2015, October 1, 2015, January 1, 2016, April 1, 2016, July 1, 2016, October 1, 2016 and January 1, 2017. On March 27, 2015 the Company executed an addendum to the Chief Operating Officer’s employment agreement wherein he agreed to take on additional responsibilities. As consideration, the Company issued an additional 7,000,000 options under the 2014 Plan with an exercise price of $1.00 for a term of seven years. The 7,000,000 options vest in full on grant. Further, the addendum vested all options in the original grant.

On April 24, 2015 the Company entered into an employment agreement with Mr. John Ryan to serve as the Company’s president. Pursuant to the employment agreement, the Company granted Mr. Ryan 2,500,000 options under the 2014 Plan with an exercise price of $0.92 per share for a term of three years to Mr. John Ryan its new President. The options shall vest and become exercisable as follows: (i) 100,000 vested on the Date of Grant; (ii) 150,000 vested on July 24, 2015, (iii) 250,000 shall vest on each of the following dates: October 24, 2015, January 24, 2016 and April 24, 2016, (iv) 750,000 shall vest on achievement of certain performance objectives of tonnage and gold ore concentrate (v) 750,000 shall vest on achievement of certain performance objectives based on earnings before interest, taxes, depreciation and amortization. See the Form 8-K filed with the Commission on April 28, 2015.

On June 4, 2015 the Company entered into an employment agreement with Mr. Thomas Loucks to serve as the Company’s Vice President of Corporate Development. Pursuant to the employment agreement, the Company granted Mr. Loucks 2,500,000 options under the 2014 Plan with an exercise price of $0.90 per share for a term of three years. The options shall vest and become exercisable as follows: (i) 500,000 shall vest on the Date of Grant; (ii) 500,000 shall vest on each of the following dates: December 4, 2015, June 4, 2016, December 4, 2016 and June 4, 2017.

On June 11, 2015 the Company entered into an employment agreement with Mr. Bobby Cooper to serve as the Company’s Managing Director. Pursuant to the employment agreement, the Company granted Mr. Cooper 2,500,000 options under the 2014 Plan with an exercise price of $0.80 per share for a term of three years. The options shall vest and become exercisable as follows: (i) 500,000 shall vest on the Date of Grant; (ii) 500,000 shall vest on each of the following dates: December 11, 2015, June 11, 2016, December 11, 2016 and June 11, 2017.

The Company uses the Black-Scholes pricing model as a method for determining the estimated fair value for stock awards. Compensation expense for stock awards is recognized on a straight-line basis over the vesting period of service awards and for performance-based awards, the Company recognizes the expense when the performance condition is probable of being met.

In determining the compensation cost of the stock awards granted during the six months period ended June 30, 2015 and the year ended December 31, 2014, the fair value of each grant had been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized below:

	2015	2014
Risk-free interest rate	.84% -1.74%	2.21%- 2.41%
Expected volatility factor	185% - 293%	75%
Expected dividend	—	—
Expected option term (years)	3 - 7	7

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

The Company recorded $11,764,548 and $6,267,724 related to compensation expense for the six months ended June 30, 2015 and 2014, respectively. All compensation expense is included in general and administrative expense. There was no tax benefit from recording this non-cash expense due to our income tax valuation allowance and due to a portion of the options being incentive stock options. As of June 30, 2015, there was $4,817,523 in unrecognized compensation expense.

The following tables summarize information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price
Options outstanding - December 31, 2013	32,750,842	$0.88

Granted	4,000,000	1.71
Canceled or expired	(2,337,000)	.79
Exercised	(282,000)	.60
Options outstanding - December 31, 2014	34,131,842	$0.99

Granted	16,750,000	1.02
Canceled or expired	-	-
Exercised	-	-
Options outstanding – June 30, 2015	50,881,842	$0.98

Weighted average fair value of options granted during the period ended June 30, 2015		$1.02
Weighted average fair value of options granted during the year ended December 31, 2014		$0.94

A summary of the Company’s nonvested options at June 30, 2015, and changes during the six months ended June 30, 2015, is presented below:

	Options	Weighted Average Grant Date Fair Value
Non-vested, beginning of period	5,250,000	$0.24
Granted	16,750,000	$1.01
Vested	(14,437,500)	$1.01
Forfeited	—	$—
Non-vested, end of period	7,562,500	$0.89

The following tables summarize information about stock options outstanding and exercisable at June 30, 2015:

	Options Outstanding at June 30, 2015
Range of Exercise Prices	Number Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)

$0.40 to $0.60	6,031,842	5.3 years	$0.48	$1,929,234
$0.61 to $1.00	25,100,000	4.8 years	$0.83	$1,350,000
$1.01 to $1.50	16,750,000	5.5 years	$1.24	$-
$1.51 to $2.25	3,000,000	5.8 years	$1.86	$-
$0.40 to $2.25	50,881,842	5.1 years	$0.98	$3,279,234

	Options Exercisable at June 30, 2015
Range of Exercise Prices	Number Exercisable	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)

$0.40 to $0.60	5,281,842	5.4 years	$0.46	$1,779,234
$0.61 to $1.00	19,600,000	5.2 years	$0.89	$1,350,000
$1.01 to $1.50	15,437,500	5.4 years	$1.24	$-
$1.51 to $2.25	3,000,000	5.8 years	$1.86	$-
$0.40 to $2.25	43,319,342	5.3 years	$1.00	$3,129,234

(1)	The aggregate intrinsic value in the table represents the difference between the closing stock price on June 30, 2015 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on June 30, 2015.

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

On March 2, 2015, 100,000 warrants to purchase common stock were exercised at a per share price of $0.89 for a total of $89,000.

On April 23, 2015, 40,000 warrants to purchase common stock were exercised at a per share price of $0.89 for a total of $35,600.

The following table summarizes information about the Company’s stock purchase warrants outstanding at June 30, 2015 and December 31, 2014:

	Number	Weighted Average Exercise Price	Range of Exercise Price	Weighted Remaining Contractual Life
Outstanding at December 31, 2013	13,989,207	$0.67	$0.20 – 1.00	3.3 years

Granted	150,000	$2.00	$2.00
Cancelled or expired	(1,630,000)	1.00	$1.00
Exercised	(7,025,227)	$0.54	$0.25 – 1.00
Outstanding at December 31, 2014	5,483,980	$0.79	$0.20 – 2.00	4.8 years

Granted	400,000	$1.24	$1.23 - 1.25
Cancelled or expired		-	-
Exercised	(140,000)	$0.89	$0.89
Outstanding at June 30, 2015	5,743,980	$0.84	$0.20 - 2.00	4.04 years

Warrants exercisable at June 30, 2015			5,743,980

The aggregate intrinsic value of the 5,743,980 outstanding and exercisable warrants at June 30, 2015 was $473,502. The intrinsic value is the difference between the closing stock price on June 30, 2015 and the exercise price, multiplied by the number of in-the-money warrants had all warrant holders exercised their warrants on June 30, 2015.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Executive Employment Agreements

On November 13, 2013, the Company entered into an employment agreement with Sharon Ullman to serve as Chief Executive Officer (CEO). Ms. Ullman had been serving as the Company’s interim CEO since December 16, 2011, and CEO since October 9, 2012 when the Board removed “interim” from her title, but did not have an agreement in place. The term of the agreement is for a period of three years commencing on November 13, 2013. Ms. Ullman shall be paid a salary consisting of $25,000 per month and shall be reimbursed for out of pocket business expenses already paid by her during her service to the Company and any health insurance payments she has made beginning November 1, 2013. Ms. Ullman was issued options to purchase 4,500,000 shares of Common Stock of the Company at $0.40 per share, of which 1,500,000 vested on November 13, 2013, 1,500,000 vested on June 1, 2014, and 1,500,000 vested on June 1, 2015. If there is a change in control of the Company, upon termination of her employment or during a period of disability Ms. Ullman will be entitled to the benefits listed above. Effective April 1, 2015, Ms. Ullman and the Company agreed to suspend her compensation.

On June 10, 2014 the Company entered into a one-year employment agreement with Robert Geiges to serve as our Chief Financial Officer with a base salary of $1,000 per month.

On January 16, 2015 the Company entered into an employment agreement with Jonathan Spier to serve as Chief Operating Officer of the Company. Mr. Spier will receive monthly compensation of $1 for January through March 2015 and $12,500 thereafter. Mr. Spier was granted 2,250,000 options under the 2014 Plan with an exercise price of $1.15 per share for a term of seven years. The options shall vest and become exercisable as follows: (i) 750,000 shall vest on the Date of Grant; (ii) 187,500 shall vest on each of the following dates: April 1, 2015, July 1, 2015, October 1, 2015, January 1, 2016, April 1, 2016, July 1, 2016, October 1, 2016 and January 1, 2017. On March 27, 2015 the Company and Mr. Spier executed an addendum to his agreement wherein he agreed to take on additional responsibilities. As consideration, the Company issued an additional 7,000,000 options under the 2014 Plan with an exercise price of $1.00 for a term of seven years. Further, the addendum vested all options in the original grant.

On April 24, 2015 the Company entered into an employment agreement with Mr. John Ryan to serve as the Company’s president. Pursuant to the employment agreement, the Company granted Mr. Ryan 2,500,000 options under the 2014 Plan with an exercise price of $0.92 per share for a term of three years to Mr. John Ryan its new President. The options shall vest and become exercisable as follows: (i) 100,000 vested on the Date of Grant; (ii) 150,000 vested on July 24, 2015, (iii) 250,000 shall vest on each of the following dates: October 24, 2015, January 24, 2016 and April 24, 2016, (iv) 750,000 shall vest on achievement of certain performance objectives of tonnage and gold ore concentrate (v) 750,000 shall vest on achievement of certain performance objectives based on earnings before interest, taxes, depreciation and amortization. See the Form 8-K filed with the Commission on April 28, 2015.

On June 4, 2015 the Company entered into an employment agreement with Mr. Thomas Loucks to serve as the Company’s Vice President of Corporate Development. Pursuant to the employment agreement, the Company granted Mr. Loucks 2,500,000 options under the 2014 Plan with an exercise price of $0.90 per share for a term of three years to Mr. Thomas Loucks its new Vice President. The options shall vest and become exercisable as follows: (i) Five Hundred Thousand (500,000) shall vest on the Date of Grant; (ii) Five Hundred Thousand (500,000) shall vest December 4, 2015; (iii) Five Hundred Thousand (500,000) shall vest June 4, 2016; (iv) Five Hundred Thousand (500,000) shall vest December 4, 2016; and (v) Five Hundred Thousand (500,000) shall vest June 4, 2016. See the Form 8-K filed with the Commission on June 9, 2015.

On June 11, 2015 the Company entered into an employment agreement with Mr. Bobby E. Cooper to serve as the Company’s Managing Director, Metals and Mining. Pursuant to the employment agreement, the Company granted Mr. Cooper 2,500,000 options under the 2014 Plan with an exercise price of $0.80 per share for a term of three years to Mr. Bobby E. Cooper. The options shall vest and become exercisable as follows: (i) Five Hundred Thousand (500,000) shall vest on the Date of Grant; (ii) Five Hundred Thousand (500,000) shall vest December 11, 2015; (iii) Five Hundred Thousand (500,000) shall vest June 11, 2016; (iv) Five Hundred Thousand (500,000) shall vest December 11, 2016; and (v) Five Hundred Thousand (500,000) shall vest June 11, 2016. See the Form 8-K filed with the Commission on June 16, 2015.

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

On September 10, 2014, Wits Basin Precious Minerals, Inc. filed suit against Standard Metals Processing, Inc. in the United States District Court for the District of Nevada asserting breach of contract, anticipatory breach of contract and equitable relief. On October 16, 2014, Wits Basin filed an Amended Complaint, adding new parties and alleging that Standard Metals had refused to allow it to exercise its option to purchase shares granted to it pursuant to an Exchange Agreement, dated March 15, 2011, so that Wits Basin could obtain shares to meet its requirements under private option agreements it had entered into with option holders, allowing those option holders certain rights, options and warrants to purchase stock in Standard Metals. On November 5, 2014, Standard Metals filed a Second Motion to Dismiss Wits Basin et al.’s Amended Complaint. On March 13, 2015, the Court issued an Order granting in part and denying in part Standard Metals’ Motion to Dismiss the action. The Court dismissed with prejudice Wits Basin et al.’s claims of breach of contract and anticipatory repudiation of the contract. However, the Court allowed Plaintiffs’ claim against Standard Metals of interference with contract to go forward. On March 25, 2015, Standard Metals filed its Answer to Wits Basin’s Amended Complaint. On April 24, 2015, Wits Basin and Standard Metals entered into a Stipulation for Dismissal with Prejudice of the Claims of Plaintiff Bryan Reichel. On April 29, 2015, the Court entered an Order Granting the Stipulation for Dismissal of Claims of Plaintiff Bryan Reichel with Prejudice. Standard Metals Processing, Inc. intends to continue to vigorously defend against the remaining claim asserted by Plaintiffs.

Blair Mielke v. Standard Metals Processing, Inc., a Nevada corporation, and Does 1 through 20, and Roes Corporations 1 through 20, inclusive

On October 3, 2014, Blair Mielke filed suit against Standard Metals Processing, Inc. in the Eighth Judicial District Court for the State of Nevada in and for the County of Clark, alleging that Standard Metals had refused to issue and deliver to him shares of the Company’s common stock pursuant to the filing of a Form 8-K with the United States Securities and Exchange Commission on August 30, 2011. On October 24, 2014, Standard Metals filed a Petition for Removal to the United States District Court for the District of Nevada (Las Vegas). On October 30, 2014, Standard Metals filed a First Motion to Dismiss. On April 24, 2015, the Court entered an Order granting Standard Metals’ First Motion to Dismiss as to Mielke’s claim for specific performance and denying Standard Metals’ Motion as to all other claims. On May 5, 2015, Standard Metals filed its Answer and Counterclaims. On May 28, 2015, Mielke filed his Motion to Dismiss or, in the Alternative, for Summary Judgment. On June 11, 2015, Standard Metals filed its Response to Mielke’s Motion. Standard Metals Processing, Inc. intends to continue to vigorously defend against the remaining claims by Blair Mielke.

NOTE 9 – RELATED PARTY TRANSACTIONS

Tina Gregerson/Tina Gregerson Family Properties, LLC

On February 11, 2015, the Company issued an unsecured promissory note (the “Note”) to Tina Gregerson Family Properties, LLC, an entity controlled by a director of the Company. The Note for up to $750,000 will be provided in tranches. Maturity of each tranche is one year from the date of receipt. Interest will accrue at 8% per annum on each tranche. As consideration, the Company agreed to issue common stock purchase warrants for the purchase of up to 250,000 shares of common stock exercisable for seven years at $1.23 per share. Under the terms of the Note, the Company received $200,000 on February 11, 2015, $48,000 on February 13, 2015 and $50,000 on April 13, 2015.

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

Under the terms of the Pure Path Note, the Company received $54,590 on February 4, 2015.

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

At June 30, 2015, the weighted average shares from stock options of 43,319,342 and warrants of 5,743,980 were excluded from the diluted weighted average common share calculation due to the antidilutive effect such shares would have on net loss per common share.

NOTE 11 –JUDGEMENT ON LEGAL ACTIONS

Midwest Investment Partners, LLC v. Standard Gold Holdings, Inc.

On September 6, 2013, Midwest Investment Partners, LLC filed suit in the United States District Court for the Southern District of Indiana, Evansville Division against Standard Gold Holdings, Inc. alleging a breach of the Company’s obligations under a $50,000 6% Convertible Promissory Note, dated April 5, 2011, and a $25,000 6% Convertible Promissory Note, dated September 2, 2011, by (i) failing to repay the April 5, 2011 Note when due on October 6, 2011, and (ii) failing to repay the September 2, 2011 Note when due on February 29, 2012. On January 10, 2014, Standard Gold filed an Answer with Affirmative and Other Defenses to Midwest’s Complaint and Demand for Jury Trial. On April 3, 2014, Midwest filed a Motion for Summary Judgment. On August 28, 2014, the Court entered an Order granting Midwest’s Motion for Summary Judgment and closed judgment in favor of Midwest against Standard Gold. On August 12, 2015, the United Stated District Court for the Southern District of Indiana issued a judgment in favor of Midwest Investment Partners, LLC in the amount of the note, plus interest and attorney’s fees. The Company is evaluating its options but recorded a liability at June 30, 2015 in the amount of $100,000 on the judgment.

Stephen E. Flechner v. Standard Metals Processing, Inc.

On April 29, 2014, Stephen E. Flechner filed suit in the United States District Court for the District of Colorado against Standard Metals Processing, Inc. alleging that Standard Metals had refused to allow him to exercise stock options granted to him pursuant to a Stock Option Agreement, dated April 1, 2010, and a second Stock Option Agreement, dated January 21, 2011. On June 12, 2014, Standard Metals filed an Answer and a Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. On January 16, 2015, Standard Metals filed a Motion for Summary Judgment. On January 23, 2015, the Court issued an Order granting in part and denying in part Standard Metals’ Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. The Court in its Order stayed further proceedings in Colorado pending the issuance of orders by the Alabama court. Thereafter, on January 26, 2015, the Court issued an Order vacating the February 20, 2015 Trial Preparation Conference and the March 9, 2015 Bench Trial. On March 23, 2015, the Court issued an Order denying Standard Metals’ Motion for Summary Judgment. On March 30, 2015, Flechner filed a Motion to Lift the Stay. On March 31, 2015, the Court issued an Order granting Flechner’s Motion to Lift the Stay. On April 6, 2015, the Court issued an Order scheduling a Bench Trial for July 29, 2015. On April 9, 2015, Flechner filed a Motion for Reconsideration of the Court’s March 23, 2015 Order Denying Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On May 1, 2015, the Court issued an Order Granting Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. Standard Metals Processing, Inc. intends to continue to vigorously defend against claims by Steven E. Flechner. On August 12, 2015 the United Stated District Court for the District of Colorado issued a judgment in favor of Stephen E. Flechner for $2,157,000. The Company intends to appeal the judgment and has recorded a liability as of June 30, 2015 in the amount of $2,157,000 for the judgment.

NOTE 12 – SUBSEQUENT EVENTS

Notes Payable – Related Party

On July 31, 2015, the Company received $150,000 under the unsecured promissory note with Tina Gregerson Family Properties, LLC, an entity controlled by a director of the Company see Note 9 Related Party Transactions.

Issuance of common stock

On July 31, 2015 the Company issued 250,000 of common stock as a debt conversion of $50,000.

Modification of Material Contract

On August 17, 2015, Ms. Ullman and the Company agreed to forgive all back salary and reduce Ms. Ullman’s compensation to $1/year until the end of 2015. At the end of 2015, the Company and Ms. Ullman will renegotiate.

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

Modification of Corporate Strategy

With the global collapse of commodity prices, the Company has altered its strategy to take advantage of the instability in the precious metals market and the lack of liquidity for the junior and mid-level projects in this space. The Company will seek to establish itself as a specialized mining house that can provide financing in exchange for metals streaming and royalty financing, and toll processing services to small- to medium-sized mining companies. The Company will also seek opportunities to acquire current income-producing metal streams and royalty contracts.

Supporting the initiative, the Company has put in place a proven executive team with expertise in the industry. The Company seeks to take advantage of the current dislocation in the mining sector by providing liquidity into the market for smaller mine operators who have promising development stage projects but limited access to capital.

The new management team will focus on generating low cost, non-processing passive income by providing liquidity and specialized services to mining companies in exchange for royalty and metal stream contracts, and, in some instances, common stock and warrants. It will also seek to provide toll milling services on a selective basis in exchange for long term feed contracts.

The above business will be complemented as necessary with a secondary focus on strengthening the management teams of those junior and mid-level mines which will be operating the mines upon which Standard will be dependent for revenues.

Overview of the Company

Standard Metals Processing, Inc. (“we,” “us,” “our,” “Standard Metals” or the “Company) has offices in Gadsden, Alabama, New York, New York and through its subsidiary, a property in Tonopah, Nevada. Our business plan is to generating low cost, non-processing passive income by providing liquidity and specialized services to mining companies in exchange for, royalty and metal stream contracts, and, in some instances, common stock and warrants. We will also seek to provide toll milling services on a selective basis in exchange for long term feed contracts. We are also assessing the opportunity to purchase equipment and build a facility on our Tonopah property to serve as a permitted custom processing toll milling facility which includes an analytical lab, pyrometallugircal plant, and hydrometallurgical recovery plant.

The Company is currently setting up the infrastructure to engage in the royalty and streaming business. These elements include a financial partner, which the Company is currently interviewing possible candidates. Further, the Company is seeking and has identified specialty mining counsel to provide legal support and proper contractual relationships to realize the financial fruits of these very specialized relationships. As a secondary focus, and to further strengthen these junior and mid-level mines, the Company will perform permitted custom processing toll milling which is a process whereby mined material is crushed and ground into fine particles to ease the extraction of any precious minerals contained therein, such as minerals in the gold, silver and platinum metal groups. Custom milling and refining can include many different processes that are designed specifically for each ore load and to maximize the extraction of precious metals from carbon or concentrates. These custom processing services also distill, dry, mix, or mill chemicals and bulk materials on a contractual basis and provide a chemical production outsourcing option for industrial companies, which lack the expertise, capacity, or regulatory permits for in-house production.

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

PRODUCTS AND SERVICES

Standard Metals Processing, Inc. (“Standard Metals” or the “Company” - OTC: SMPR), seeks to establish itself as a specialized mining house that can provide financing in exchange for metals streaming and royalty contracts, and toll processing services to small- to medium-sized mining companies. The Company seeks to take advantage of the current dislocation in the mining sector by providing liquidity into the market for smaller mine operators who have promising development stage projects but limited access to capital. The Company will focus on generating low cost, non-operating income by providing financing and specialized services to mining companies in exchange for passive income such as royalty and metal stream contracts, and, in some instances, common stock and warrants. The Company will also seek opportunities to acquire current income-producing metal streams and royalty contracts. It will provide toll milling services on a selective basis in exchange for long term feed contracts.

The above business will be complemented as necessary with a focus on strengthening the management teams of those junior and mid-sized mining companies which will be operating the mines upon which with whom Standard will engage. Under this secondary focus, the Company become a full service permitted custom toll milling and processing company that facilitates the extraction of precious and strategic minerals from mined material. The Company is in the process of obtaining the permits needed for construction and operation of our permitted custom processing toll milling facility with state of the art equipment capable of processing gold, silver and platinum metal groups. Many junior miners do not have the capital or the ability to permit a processing facility, yet they have a large supply of mined material that requires milling be performed. It is often cost prohibitive or impractical for these mine operators to send their materials to processing mills owned by the large mining companies, or to other customers with badly needed milling and processing services.

The Company is continuing to assess the opportunity to purchase equipment and build a facility on our Tonopah, Nevada property to serve as a permitted custom toll milling facility which includes an analytical lab, pyrometallurgical, and hydrometallurgical recovery plant.

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

ROYALTY AND METALS STREAM FUNDING

Royalty and metals stream funding where the owner/recipient to-be underwrites a portion of the operator’s start-up costs is a relatively recent financing innovation in the last twenty years. Where property owners have habitually received royalties from operators, this new structure permits the royalty or streaming company to create a passive income interest which incorporates attractive features, such as the right to audit, while providing the operator access to additional capital without his having to sell equity or take on debt.

Buying or creating royalties or metal streams is the classic case of paying a lump sum, up front discounted amount now for a stream of income to be paid later. The income will be derived from within a defined property boundary. Part of the upside is that any additional ores found within that boundary will also be subject to the contract at no further cost to the royalty owner. In absolute amounts, the buyer expects the cost to incorporate a large discount (e.g. 30-50%) to the nominal value of the mineable reserve and typically there are additional resources or exploration potential which are incorporated in the deal without further payment. In relative terms, the amount paid as a lump sum can typically represent anywhere from one half to several times annual the value of one year of annual production, depending on the life of the reserves.

Royalty or streaming payments will fluctuate in value with changes in metal prices.

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

RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2014.

Revenues

We had no revenues from any operations for the three and six months ended June 30, 2015 and 2014. Furthermore, we do not anticipate any significant future revenue until we have sufficiently funded operations, executed several royalty and streaming contracts at least one of which has begun monetizing the asset and paying on the contract, and receive all permits required for us to construct our facility and begin operations.

General and administrative expenses were $12,753,801 for the six months ended June 30, 2015 as compared to $12,021,604 for the same period in 2014. For the six months ended June 30, 2015, the majority of general and administrative expense was compensation expense related to options and warrants totaling $11,764,548 as compared to $10,860,224 compensation expenses related to options and warrants in the same period in 2014. In the six months ended June 30, 2015, compensation expenses as well as operating expenses increased due to the employment agreements the Company entered into with its key officers and the increase in construction costs as we have begun site preparation for the toll milling facility and costs associated with permits, research and agreements. We anticipate that future compensation expenses will increase and that certain operating expenses will continue to increase for fiscal 2015 as we continue to build the infrastructure to proceed with permitted custom processing toll milling services.

General and administrative expenses were $5,640,439 for the three months ended June 30, 2015 as compared to $9,491,114 for the same period in 2014. For the three months ended June 30, 2015, the majority of general and administrative expense was compensation expense related to options and warrants totaling $5,220,705 as compared to $8,755,169 compensation expenses related to options and warrants in the same period in 2014. In the three months ended June 30, 2015, compensation expenses as well as operating expenses changed due to the employment agreements the Company entered into with its key officers and the increase in construction costs as we have begun site preparation for the toll milling facility and costs associated with permits, research and agreements. We anticipate that future compensation expenses will increase and that certain operating expenses will continue to increase for fiscal 2015 as we continue to build the infrastructure to proceed with permitted custom processing toll milling services.

Other Income and Expenses

Other Income

We receive monthly payments of from $400 to $608 per month from American Tower Corporation for a cellular tower located on our Tonopah land.

Interest Expense

Interest expense for the six months ended June 30, 2015 was $118,157, compared to $99,951 for the respective period in 2014. The 2015 and 2014 amounts relate primarily to the interest due on our notes payable: (i) the $2,500,000 secured, convertible promissory note issued to Pure Path on October 10, 2013 in accordance with the settlement agreement of same date. All prior debt was subsumed under this note, the outstanding of which was $2,229,187 plus accrued interest at 8% per annum on June 30, 2015; (ii) the short-term note payable; and (iii) the convertible notes issued in 2011 and 2012 and the $298,000 notes with Tina Gregerson Family Properties, LLC, an entity controlled by a director of the Company

Interest expense for the three months ended June 30, 2015 was $64,440, compared to $47,006 for the respective period in 2014. The 2015 and 2014 amounts relate primarily to the interest due on our notes payable: (i) the $2,500,000 secured, convertible promissory note issued to Pure Path on October 10, 2013 in accordance with the settlement agreement of same date. All prior debt was subsumed under this note, the outstanding of which was $2,229,187 plus accrued interest at 8% per annum on June 30, 2015; (ii) the short-term note payable; and (iii) the convertible notes issued in 2011 and 2012 and the $298,000 notes with Tina Gregerson Family Properties, LLC, an entity controlled by a director of the Company.

Impairment of Shea Mining and Milling assets

As part of the Company change in strategy as discussed in Note 1, management analyzed the Shea Mining and Milling assets and determine that the Tonopah mine tailings of $24,888,252, Tonopah dormant milling facility of $8,062,875 and Manhattan mine dumps of $100,000 were fully impaired and recorded an impairment of $33,051,127and reduced the net carrying value of the Miller’s Landing assets to $2,108,300.

Judgment on legal actions

Midwest Investment Partners, LLC v. Standard Gold Holdings, Inc.

On September 6, 2013, Midwest Investment Partners, LLC filed suit in the United States District Court for the Southern District of Indiana, Evansville Division against Standard Gold Holdings, Inc. alleging a breach of the Company’s obligations under a $50,000 6% Convertible Promissory Note, dated April 5, 2011, and a $25,000 6% Convertible Promissory Note, dated September 2, 2011, by (i) failing to repay the April 5, 2011 Note when due on October 6, 2011, and (ii) failing to repay the September 2, 2011 Note when due on February 29, 2012. On January 10, 2014, Standard Gold filed an Answer with Affirmative and Other Defenses to Midwest’s Complaint and Demand for Jury Trial. On April 3, 2014, Midwest filed a Motion for Summary Judgment. On August 28, 2014, the Court entered an Order granting Midwest’s Motion for Summary Judgment and closed judgment in favor of Midwest against Standard Gold. On August 28, 2014, the United Stated District Court for the Southern District of Indiana issued a judgment in favor of Midwest Investment Partners, LLC in the amount of the note, plus interest and attorney’s fees. The Company is evaluating its options but recorded a liability in the amount of $100,000 on the judgment.

Stephen E. Flechner v. Standard Metals Processing, Inc.

On April 29, 2014, Stephen E. Flechner filed suit in the United States District Court for the District of Colorado against Standard Metals Processing, Inc. alleging that Standard Metals had refused to allow him to exercise stock options granted to him pursuant to a Stock Option Agreement, dated April 1, 2010, and a second Stock Option Agreement, dated January 21, 2011. On June 12, 2014, Standard Metals filed an Answer and a Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. On January 16, 2015, Standard Metals filed a Motion for Summary Judgment. On January 23, 2015, the Court issued an Order granting in part and denying in part Standard Metals’ Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. The Court in its Order stayed further proceedings in Colorado pending the issuance of orders by the Alabama court. Thereafter, on January 26, 2015, the Court issued an Order vacating the February 20, 2015 Trial Preparation Conference and the March 9, 2015 Bench Trial. On March 23, 2015, the Court issued an Order denying Standard Metals’ Motion for Summary Judgment. On March 30, 2015, Flechner filed a Motion to Lift the Stay. On March 31, 2015, the Court issued an Order granting Flechner’s Motion to Lift the Stay. On April 6, 2015, the Court issued an Order scheduling a Bench Trial for July 29, 2015. On April 9, 2015, Flechner filed a Motion for Reconsideration of the Court’s March 23, 2015 Order Denying Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On May 1, 2015, the Court issued an Order Granting Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. Standard Metals Processing, Inc. intends to continue to vigorously defend against claims by Steven E. Flechner. On August 12, 2015 the United Stated District Court for the District of Colorado issued a judgment in favor of Stephen E. Flechner for $2,157,000. The Company intends to appeal the judgment and has recorded a liability in the amount of $2,157,000 for the judgment.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements through the issuance of short-term debt, convertible debt and through equity capital we have received via certain shareholders exercising their warrants and loans from related parties during the three months periods ended June 30, 2015 and 2014. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had a working capital deficit of $8,734,239 at June 30, 2015. Cash and cash equivalents were $789 at June 30, 2015, representing a decrease of $104,434 from the cash and cash equivalents of $105,223 at June 30, 2014.

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

For the six months ended June 30, 2015, we had net cash used in operating activities of $468,968, as compared to $689,382 for the six months ended June 30, 2014.

For the six months ended June 30, 2015 and 2014 we had net cash used in investing activities of $43,528 and $1,156,411 respectively. The amount in 2015 and 2014 was due to the funds required to conduct site preparation on our Tonopah, Nevada property and purchase of machinery and equipment.

For the six months ended June 30, 2015 and 2014, we had net cash provided by financing activities of $477,190 and $1,807,917, respectively.

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

Off-Balance Sheet Arrangements

During the three months ended June 30, 2015, we did not engage in any off balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

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

Based on this evaluation and taking into account that certain material weaknesses existed as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were not effective. As a result of this conclusion, the financial statements for the period covered by this Quarterly Report on Form 10-Q were prepared with particular attention to the material weaknesses previously disclosed. Notwithstanding the material weaknesses in internal controls that continue to exist as of June 30, 2015, we have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

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

Midwest Investment Partners, LLC v. Standard Gold Holdings, Inc.

On September 6, 2013, Midwest Investment Partners, LLC filed suit in the United States District Court for the Southern District of Indiana, Evansville Division against Standard Gold Holdings, Inc. alleging a breach of the Company’s obligations under a $50,000 6% Convertible Promissory Note, dated April 5, 2011, and a $25,000 6% Convertible Promissory Note, dated September 2, 2011, by (i) failing to repay the April 5, 2011 Note when due on October 6, 2011, and (ii) failing to repay the September 2, 2011 Note when due on February 29, 2012. On January 10, 2014, Standard Gold filed an Answer with Affirmative and Other Defenses to Midwest’s Complaint and Demand for Jury Trial. On April 3, 2014, Midwest filed a Motion for Summary Judgment. On August 28, 2014, the United Stated District Court for the Southern District of Indiana issued a judgment in favor of Midwest Investment Partners, LLC in the amount of the note, plus interest and attorney’s fees. The Company is evaluating its options but recorded a liability in the amount of $100,000 on the judgment.

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

Stephen E. Flechner v. Standard Metals Processing, Inc.

On April 29, 2014, Stephen E. Flechner filed suit in the United States District Court for the District of Colorado against Standard Metals Processing, Inc. alleging that Standard Metals had refused to allow him to exercise stock options granted to him pursuant to a Stock Option Agreement, dated April 1, 2010, and a second Stock Option Agreement, dated January 21, 2011. On June 12, 2014, Standard Metals filed an Answer and a Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. On January 16, 2015, Standard Metals filed a Motion for Summary Judgment. On January 23, 2015, the Court issued an Order granting in part and denying in part Standard Metals’ Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. The Court in its Order stayed further proceedings in Colorado pending the issuance of orders by the Alabama court. Thereafter, on January 26, 2015, the Court issued an Order vacating the February 20, 2015 Trial Preparation Conference and the March 9, 2015 Bench Trial. On March 23, 2015, the Court issued an Order denying Standard Metals’ Motion for Summary Judgment. On March 30, 2015, Flechner filed a Motion to Lift the Stay. On March 31, 2015, the Court issued an Order granting Flechner’s Motion to Lift the Stay. On April 6, 2015, the Court issued an Order scheduling a Bench Trial for July 29, 2015. On April 9, 2015, Flechner filed a Motion for Reconsideration of the Court’s March 23, 2015 Order Denying Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On May 1, 2015, the Court issued an Order Granting Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. A bench trial of this action was competed on July 29, 2015. On August 12, 2015, the Court issued an order directing that judgment be entered in favor of Stephen E. Flechner and against Standard Metals Processing, Inc. on Flechner’s First Claim for Relief, and found that Flechner’s Second, Third, Fourth and Fifth Claims for relief were moot. The Company intends to appeal the judgment and has recorded a liability in the amount of $2,157,000 for the judgment.

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

On September 10, 2014, Wits Basin Precious Minerals, Inc. filed suit against Standard Metals Processing, Inc. in the United States District Court for the District of Nevada asserting breach of contract, anticipatory breach of contract and equitable relief. On October 16, 2014, Wits Basin filed an Amended Complaint, adding new parties and alleging that Standard Metals had refused to allow it to exercise its option to purchase shares granted to it pursuant to an Exchange Agreement, dated March 15, 2011, so that Wits Basin could obtain shares to meet its requirements under private option agreements it had entered into with option holders, allowing those option holders certain rights, options and warrants to purchase stock in Standard Metals. On November 5, 2014, Standard Metals filed a Second Motion to Dismiss Wits Basin et al.’s Amended Complaint. On March 13, 2015, the Court issued an Order granting in part and denying in part Standard Metals’ Motion to Dismiss the action. The Court dismissed with prejudice Wits Basin et al.’s claims of breach of contract and anticipatory repudiation of the contract. However, the Court allowed Plaintiffs’ claim against Standard Metals of interference with contract to go forward. On March 25, 2015, Standard Metals filed its Answer to Wits Basin’s Amended Complaint. On April 24, 2015, Wits Basin and Standard Metals entered into a Stipulation for Dismissal with Prejudice of the Claims of Plaintiff Bryan Reichel. On April 29, 2015, the Court entered an Order Granting the Stipulation for Dismissal of Claims of Plaintiff Bryan Reichel with Prejudice. Standard Metals Processing, Inc. intends to continue to vigorously defend against the remaining claim asserted by Plaintiffs.

Blair Mielke v. Standard Metals Processing, Inc., a Nevada corporation, and Does 1 through 20, and Roes Corporations 1 through 20, inclusive

On October 3, 2014, Blair Mielke filed suit against Standard Metals Processing, Inc. in the Eighth Judicial District Court for the State of Nevada in and for the County of Clark, alleging that Standard Metals had refused to issue and deliver to him shares of the Company’s common stock pursuant to the filing of a Form 8-K with the United States Securities and Exchange Commission on August 30, 2011. On October 24, 2014, Standard Metals filed a Petition for Removal to the United States District Court for the District of Nevada (Las Vegas). On October 30, 2014, Standard Metals filed a First Motion to Dismiss. On April 24, 2015, the Court entered an Order granting Standard Metals’ First Motion to Dismiss as to Mielke’s claim for specific performance and denying Standard Metals’ Motion as to all other claims. On May 5, 2015, Standard Metals filed its Answer and Counterclaims. On May 28, 2015, Mielke filed his Motion to Dismiss or, in the Alternative, for Summary Judgment. On June 11, 2015, Standard Metals filed its Response to Mielke’s Motion. Standard Metals Processing, Inc. intends to continue to vigorously defend against the remaining claims by Blair Mielke.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Warrant Exercises

During the first quarter of 2015, 100,000 warrants were exercised at a per share price of $0.89 for a total of $89,000. During the second quarter of 2015, 40,000 warrants were exercised at a per share price of $0.89 for a total of $35,600.

Option Grants

On January 16, 2015 Jonathan Spier was appointed as Chief Operating Officer the Company. Mr. Spier will receive monthly compensation of $1 for January through March 2015 and $12,500 thereafter. Mr. Spier was granted 2,250,000 options under the 2014 Plan with an exercise price of $1.15 per share for a term of seven years. The options shall vest and become exercisable as follows: (i) 750,000 shall vest on the Date of Grant; (ii) 187,500 shall vest on each of the following dates: April 1, 2015, July 1, 2015, October 1, 2015, January 1, 2016, April 1, 2016, July 1, 2016, October 1, 2016 and January 1, 2017. On March 27, 2015 the Company and Mr. Spier executed an addendum to his agreement wherein he agreed to take on additional responsibilities. As consideration, the Company issued an additional 7,000,000 options under the 2014 Plan with an exercise price of $1.00 for a term of seven years. Further, the addendum vested all options in the original grant.

On April 24, 2015 the Company entered into an employment agreement with Mr. John Ryan to serve as the Company’s president. Pursuant to the employment agreement, the Company granted Mr. Ryan 2,500,000 options under the 2014 Plan with an exercise price of $0.92 per share for a term of three years to Mr. John Ryan its new President. The options shall vest and become exercisable as follows: (i) 100,000 shall vest on the Date of Grant; (ii) 150,000 shall vest on July 24, 2015, (iii) 250,000 shall vest on each of the following dates: October 24, 2015, January 24, 2016 and April 24, 2016, (iv) 750,000 shall vest on achievement of certain performance objectives of tonnage and gold ore concentrate (v) 750,000 shall vest on achievement of certain performance objectives based on earnings before interest, taxes, depreciation and amortization. See the Form 8-K filed with the Commission on April 28, 2015.

On June 4, 2015 the Company entered into an employment agreement with Mr. Thomas Loucks to serve as the Company’s Vice President of Corporate Development. Pursuant to the employment agreement, the Company granted Mr. Loucks 2,500,000 options under the 2014 Plan with an exercise price of $0.90 per share for a term of three years. The options shall vest and become exercisable as follows: (i) 500,000 shall vest on the Date of Grant; (ii) 500,000 shall vest on each of the following dates: December 4, 2015, June 4, 2016, December 4, 2016 and June 4, 2017.

On June 11, 2015 the Company entered into an employment agreement with Mr. Bobby Cooper to serve as the Company’s Managing Director. Pursuant to the employment agreement, the Company granted Mr. Cooper 2,500,000 options under the 2014 Plan with an exercise price of $0.80 per share for a term of three years. The options shall vest and become exercisable as follows: (i) 500,000 shall vest on the Date of Grant; (ii) 500,000 shall vest on each of the following dates: December 11, 2015, June 11, 2016, December 11, 2016 and June 11, 2017.

Issuance of common stock

On July 31, 2015 the Company issue 250,000 of common stock as a debt conversion of $50,000.

Promissory Notes

On February 11, 2015, the Company issued an unsecured promissory note (the “Note”) to Tina Gregerson Family Properties, LLC, an entity controlled by a director of the Company. The Note for up to $750,000 will be provided in tranches. Maturity of each tranche is one year from the date of receipt. Interest will accrue at 8% per annum on each tranche. As consideration, the Company agreed to issue common stock purchase warrants for the purchase of up to 250,000 shares of common stock exercisable for seven years at $1.23 per share. Under the terms of the Note, the Company received $200,000 on February 11, 2015, $48,000 on February 13, 2015 and $50,000 on April 13, 2015. .

Under the terms of the Pure Path Note, the Company received $54,590 on February 4, 2015.

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

Date: August 19, 2015

	By:	/s/ Sharon L. Ullman
Sharon L. Ullman
Chief Executive Officer

	By:	/s/ Robert Geiges
Robert Geiges
Chief Financial Officer

