Form 10-Q
period 2015-09-30
Standard Metals Processing, Inc.
filed 2015-11-23
CIK 773717

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 23, 2015, there were 104,150,936 shares of the Registrant’s common stock, par value $.001, outstanding.

STANDARD METALS PROCESSING, INC.

FORM 10-Q

TABLE OF CONTENTS

September 30, 2015

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

STANDARD METALS PROCESSING, INC.

Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$6,656	$36,095
Prepaid expenses	45,315	59,010
Assets held for Sale	928,143	-

Total current assets	980,114	95,105
Shea Mining and Milling Assets	2,108,300	35,159,427
Property, plant and equipment:
Machinery and equipment	21,000	1,758,818
Construction in progress	2,057,791	1,778,532
	2,078,791	3,537,350
Accumulated depreciation	(21,000)	(17,613)
Net property, plant and equipment	2,057,791	3,519,737
Total Assets	$5,146,205	$38,774,269

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Senior secured convertible promissory note payable, related party	$2,229,187	$2,174,597
Long-Term of trade payable in default	928,143	-
Promissory notes payable - related party, net of debt discount of $38,856	409,144	-
Convertible notes payable, current portion	175,000	175,000
Flechner judgement	2,257,000	-
Due to Wits Basin Precious Minerals Inc.	16,616	16,616
Accounts payable	1,995,957	2,154,512
Accrued interest	437,212	246,273
Accrued expenses	958,922	710,286
Accounts payable to related party	1,424	6,307

Total current liabilities	9,408,605	5,483,591

Commitments and Contingencies (Note 9)

Preferred stock, 50,000,000 shares authorized:
Series A, $.001 par value, 10,000,000 and 10,000,000 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	10,000,000	10,000,000

Shareholders’ equity (deficit):
Series B preferred stock, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized: 104,150,936 and 103,660,936 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	104,051	103,661
Additional paid-in capital	87,984,455	75,255,143
Accumulated deficit	(102,350,906)	(52,068,126)
Total shareholders’ equity (deficit)	(14,262,400)	23,290,678
Total Liabilities and Shareholders’ Equity (Deficit)	$5,146,205	$38,774,269

The accompanying notes are an integral part of these consolidated financial statements.

STANDARD METALS PROCESSING, INC.

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative	898,510	1,390,818	13,649,311	13,412,422
Impairment of Shea Mining and Milling assets	-	-	33,051,127	-
Impairment of Machinery and Equipment	809,675	-	809,675	-
Depreciation and amortization	-	4,400	3,387	13,213
Judgement on legal actions	-	-	2,257,000	-

Total operating expenses	1,705,185	1,395,218	49,770,500	13,425,635
Loss from operations	(1,705,185)	(1,395,218)	(49,770,500)	(13,425,635)

Other income (expense):
Other income	1,826	1,587	6,084	4,761
Loss on settlement of debt	(150,000)	(147,467)	(150,000)	(1,106,487)
Interest expense	(78,096)	(44,479)	(196,253)	(136,430)
Amortization of debt discount	(130,202)	-	(207,643)	-
Change in Accrued expense mark-to-market	35,532	-	35,532	-

Total other income (expense)	(320,940)	(190,359)	(512,280)	(1,238,156)
Loss before income tax provision	(2,026,125)	(1,585,577)	(50,282,780)	(14,663,791)

Income tax provision	-	-	-	-
Net loss	$(2,026,125)	$(1,585,577)	$(50,282,780)	$(14,663,791)

Basic net loss per common share	$(0.02)	$(0.02)	$(0.48)	$(0.15)

Basic weighted average common shares outstanding	104,066,697	102,226,609	103,818,042	97,647,623

The accompanying notes are an integral part of these consolidated financial statements.

STANDARD METALS PROCESSING, INC.

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended
	September 30, 2015	September 30, 2014
OPERATING ACTIVITIES:
Net loss	$(50,282,780)	$(14,663,791)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	3,387	13,213
Amortization of debt issuance costs	207,656	-
Compensation expense related to issuance of common stock, warrants and stock option grants	12,242,135	11,829,508
Impairment of Shea Mining and Milling assets	33,051,127	-
Impairment on machinery & equipment	809,675	-
Loss on settlement of debt	150,000	1,106,487
Judgement on legal actions	2,257,000	-
Change in Accrued expense mark-to-market	(35,532)	-
Changes in operating assets and liabilities:
Prepaid expenses	13,695	(29,807)
Accounts payable	500,325	1,724,266
Accrued expenses	475,094	(66,983)
Accounts payable related party	(4,883)	-

Net cash used in operating activities	(613,101)	(87,107)

INVESTING ACTIVITIES:
Purchases of equipment	-	(1,692,210)
Payment for construction in progress	(43,528)	(1,491,306)

Net cash used in investing activities	(43,528)	(3,183,516)

FINANCING ACTIVITIES:
Repayment of short term note principal	-	(25,000)
Cash proceeds from issuance of common stock, warrants and exercise of stock options and warrants, net	124,600	3,158,315
Cash proceeds from debt	54,590	-
Proceeds from Notes Payable from related party	448,000	-

Net cash provided by financing activities	627,190	3,133,315

DECREASE IN CASH AND CASH EQUIVALENTS	(29,439)	(137,308)
CASH AND CASH EQUIVALENTS, beginning of period	36,095	143,099
CASH AND CASH EQUIVALENTS, end of period	$6,656	$5,791

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Cash paid for interest cost	5,314	-
Income taxes paid	-	-
Non-cash investing and financing transactions:
Convertible promissory notes and accrued interest converted into common stock	-	118,559
Accounts payable converted to long-term debt	928,130	-
Shares issued for accounts payable settlement	83,532	-
Stock and warrants issued in connection with debt	162,967	-
Conversions into common stock of amounts originally due to Shea	-	225,000
Common stock issued in lieu of accounts payable and accrued expenses	-	1,114,237

The accompanying notes are an integral part of these consolidated financial statements.

STANDARD METALS PROCESSING, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2015

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

Refocused Business Plan

The Company considered altering its strategy and establishing itself as a specialized mining house that can provide financing in exchange for metals streaming and royalty financing, and also to seek opportunities to acquire current income-producing metal streams and royalty contracts. The Company has undergone some changes in management and a refocus in its business plan. Management is delaying any plans for metals streaming and royalty. The Company is reexamining its next steps for developing a processing facility.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2015, the Company incurred losses from operations of $50,282,780. At September 30, 2015, the Company had an accumulated deficit of $102,350,906 and a working capital deficit of $8,503,491. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the nine months ended September 30, 2015, the Company received net cash proceeds of $627,190 from the exercise of warrants and loans from related parties. Management believes that private placements of equity capital and/or additional debt financing will be needed to fund our long-term operating requirements. The Company may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include the accounts of Standard Metals Processing, Inc., its wholly owned subsidiaries, Esmeralda Renewable Energy, Inc. and Tonopah Milling and Metals Group, Inc. (“TMMG”), and TMMG’s wholly owned subsidiaries Tonopah Custom Processing, Inc. and Tonopah Resources, Inc. All significant intercompany transactions, accounts and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K filed March 31, 2015. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year as a whole.

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

The Company does not own any mining claims. It owns tailings located on the Tonopah property and some tailings located in Manhattan, Nevada. The Company has not disturbed or processed any of this material and does not intend to do so in the foreseeable future.

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

Recent Accounting Pronouncements

During the period ended September 30, 2015 and through November 23, 2015, there were several new accounting pronouncements issued by the Financial Accounting Standards Board.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

Pursuant to the assignment of a note payable, the Company executed an Assignment and Assumption of Loan Documents and Loan Modification Agreement, by and between us, Shea Mining and NJB Mining, Inc. (the “Loan Modification Agreement”), dated March 15, 2011, for those assets located in Tonopah, Nevada (“Tonopah”), consisting of land, buildings, mining tailings, a dormant milling facility, abandoned milling equipment and water permits. The land encompasses 1,186 deeded acres, one of the largest private land holdings in Esmeralda County, Nevada. An estimated 2,200,000 tons of tailings known as the Millers Tailings from the historic gold rush of Goldfield and Tonopah, Nevada sits on approximately 334 acres of this land. The Company has not processed any of these tailings and has no intention to do so in the near future.

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

In connection with the Shea Exchange Agreement, the Company was also assigned the ownership of approximately a six square mile section of mine dump material in Manhattan, Nevada (“Manhattan”). The Company has not disturbed, moved or processed any of this material and currently has no intention to do so.

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

The Company does not conduct any mining activity.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

The Company is preparing the Tonopah property site for the construction of a permitted custom processing toll milling facility including grading the land, installing fencing and working with contractors for its 21,875 square foot building and servicing and drilling various wells for the Company’s future operations.

Components of our property, plant and equipment are as follows:

	September 30,	December 31,
	2015	2014
Equipment	$21,000	$1,758,818
Construction in Progress	2,057,791	1,778,532
Less accumulated depreciation	(21,000)	(17,613)
	$2,057,791	$3,519,737

NOTE 5 – LONG-TERM TRADE PAYABLE

The following table summarizes the Company’s long-term trade payable:

	September 30,	December 31,
	2015	2014
Vendor agreement dated March 12, 2015 with monthly payments of $50,000 and zero interest	$928,143	$-
Less debt discount	(-)	-
	928,143	-
Less current portion	(928,143)	-
Totals	$-	$-

On March 12, 2015 the Company and a vendor of certain equipment entered into an agreement in which the Company agreed to make monthly payments of $50,000 commencing April 15, 2015. As an inducement to enter into the agreement the Company granted the vendor 100,000 shares of its restricted common stock and 150,000 common stock purchase warrants exercisable for three years at a per share price of $1.25. The Company analyzed the common stock and purchase warrant under ASC 470-20-25 Debt with conversion and other options for consideration and accounted for them as debt discount, which will be amortized over the term of the loan. The Company recorded a discount from the relative fair value of the warrants of $46,407. The warrants were valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.94; warrant term of 3 years; expected volatility of 75%; and discount rate of 1.06%. The Company valued the issuable but not issued common stock at market value of $83,532 and recorded as an Accrued Expense. As of September 30, 2015 the Company evaluated this Accrued expense under ASC 820-10 “Fair value Measurement” and was mark-to-market of $48,000 and recorded as a change to accrued expense mark-to-market of $35,532.

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

NOTE 6 – PROMISSORY NOTES PAYABLE - RELATED PARTY

The following table summarizes the Company’s notes payable related party:

	June 30,	December 31,
	2015	2014
Promissory note issued on February 11, 2015, in the principal amount of up to $750,000 with tranches received as follows: $200,000 on February 11, 2015 and $48,000 on February 13, 2015; $50,000 on April 13, 2015; the note has a stated interest rate of 8%; with a maturity of 1 year from the date of the tranche.	$448,000	$-
Less discount	(38,856)	-
Totals	$409,144	$-

On February 11, 2015, the Company issued an unsecured promissory note (the “Note”) to Tina Gregerson Family Properties, LLC, an entity controlled by a director and interim CEO of the Company. The Note for up to $750,000, will be provided in tranches. Maturity of each tranche is one year from the date of receipt. Interest will accrue at 8% per annum on each tranche. As consideration, the Company agreed to issue common stock purchase warrants for the purchase of up to 250,000 shares of common stock exercisable for seven years at $1.23 per share. The Company then analyzed the warrant under ASC 470-20-25 Debt with conversion and other options for consideration of a warrants issue. The Company recorded a discount based on the relative fair value of the warrants of $116,560. The Company valued the warrants using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $1.25; warrant term of 7 years; expected volatility of 75%; and discount rate of 1.83% and accounted for them as debt discount, which will be amortized over the term of the note.

NOTE 7 – ASSET HELD FOR SALE

During the three month period ended September 30, 2015 the Company was in negotiations with the vendor in Note 5 Long-Term Trade Payable and holder of the agreement to attempt to sell the certain equipment. The Company evaluated this event using the guidance provided by ASC 360-10 “Property, Plant and Equipment – Impairment or disposal of long-life assets” and concluded that an impairment of machinery and equipment of $809,675 occurred and recorded an asset held for sale of $928,143 at fair value.

NOTE 8 – SHAREHOLDERS’ EQUITY

Preferred Stock

Series A Preferred Stock

Simultaneous with the Shea Exchange Agreement, Wits Basin exchanged 19,713,544 shares of our common stock it held for 10,000,000 shares ($.001 par value each) of “Series A Preferred Stock” with an original issue price of $1.00 per share.

Attributes of Series A Preferred Stock can be found in the Form 10-K for the year ended December 31, 2014 filed with the Commission on March 31, 2015 and in the Company’s filings with the Secretary of State of Colorado.

Series B Preferred Stock

There are no shares of Series B Preferred Stock issued and outstanding.

Attributes of Series B Preferred Stock can be found in the Form 10-K for the year ended December 31, 2014 filed with the Commission on March 31, 2015 and in the Company’s filings with the Secretary of State of Nevada.

Common Stock and Common Stock Purchase Warrant Issuances

Stock issued on conversion of accounts payable

On July 31, 2015 the Company reached agreement with a vendor to reduce the Company’s accounts payable by $50,000 in exchange for 250,000 common shares of the Company’s stock with a fair value of $0.80 per share. The Company evaluated the transaction using ASC 405-20-40 “Liabilities – Extinguishments of Liabilities” and recorded a loss on extinguishment of debt of $150,000.

Option Grants

2014 Option Plan

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

On April 24, 2015 the Company entered into an employment agreement with Mr. John Ryan to serve as the Company’s president. Pursuant to the employment agreement, the Company granted Mr. Ryan 2,500,000 options under the 2014 Plan with an exercise price of $0.92 per share for a term of three years to Mr. John Ryan its new President. The options shall vest and become exercisable as follows: (i) 100,000 vested on the Date of Grant; (ii) 150,000 vested on July 24, 2015, (iii) 250,000 shall vest on each of the following dates: October 24, 2015, January 24, 2016 and April 24, 2016, (iv) 750,000 shall vest on achievement of certain performance objectives of tonnage and gold ore concentrate (v) 750,000 shall vest on achievement of certain performance objectives based on earnings before interest, taxes, depreciation and amortization. See the Form 8-K filed with the Commission on April 28, 2015. The Company and Mr. Ryan came to a mutual agreement to terminate this agreement on October 22, 2015. All unvested options are cancelled.

On June 4, 2015 the Company entered into an employment agreement with Mr. Thomas Loucks to serve as the Company’s Vice President of Corporate Development. Pursuant to the employment agreement, the Company granted Mr. Loucks 2,500,000 options under the 2014 Plan with an exercise price of $0.90 per share for a term of three years. The options shall vest and become exercisable as follows: (i) 500,000 shall vest on the Date of Grant; (ii) 500,000 shall vest on each of the following dates: December 4, 2015, June 4, 2016, December 4, 2016 and June 4, 2017. The Company and Mr. Loucks came to a mutual agreement to terminate this agreement on October 22, 2015. All unvested options are cancelled.

On June 11, 2015 the Company entered into an employment agreement with Mr. Bobby Cooper to serve as the Company’s Managing Director. Pursuant to the employment agreement, the Company granted Mr. Cooper 2,500,000 options under the 2014 Plan with an exercise price of $0.80 per share for a term of three years. The options shall vest and become exercisable as follows: (i) 500,000 shall vest on the Date of Grant; (ii) 500,000 shall vest on each of the following dates: December 11, 2015, June 11, 2016, December 11, 2016 and June 11, 2017. The Company and Mr. Cooper came to a mutual agreement to terminate this agreement on October 22, 2015. All unvested options are cancelled.

On July 21, 2015 the Company agreed to reprice 750,000 options of an officer and director June 18, 2014 with an original exercise price of $1.67 to $0.75 exercise price. The accounting effect of this resolution is to cancel the previous options and reissue new options with the new exercise price of $0.75 which vested immediately as all other option terms remained the same.

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

The Company recorded $11,923,865 and $11,829,508 related to compensation expense for the nine months ended September 30, 2015 and 2014, respectively. All compensation expense is included in general and administrative expense. There was no tax benefit from recording this non-cash expense due to our income tax valuation allowance and due to a portion of the options being incentive stock options. As of September 30, 2015, there was $3,834,041 in unrecognized compensation expense.

The following tables summarize information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price
Options outstanding - December 31, 2013	32,750,842	$0.88

Granted	4,000,000	1.71
Canceled or expired	(2,337,000)	.79
Exercised	(282,000)	.60
Options outstanding - December 31, 2014	34,131,842	$0.99

Granted	17,750,000	1.21
Canceled or expired	(1,687,500)	1.38
Exercised	-	-
Options outstanding – June 30, 2015	50,194,342	$0.95

Weighted average fair value of options granted during the period ended June 30, 2015		$1.21
Weighted average fair value of options granted during the year ended December 31, 2014		$0.94

A summary of the Company’s non-vested options at September 30, 2015, and changes during the nine months ended September 30, 2015, is presented below:

	Options	Weighted Average Grant Date Fair Value
Non-vested, beginning of period	5,250,000	$0.24
Granted	17,750,000	$1.21
Vested	(13,437,500)	$1.01
Forfeited	(1,687,500)	$1.38
Non-vested, end of period	7,775,500	$0.86

The following tables summarize information about stock options outstanding and exercisable at September 30, 2015:

	Options Outstanding at September 30, 2015
Range of Exercise Prices	Number Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)

$0.40 to $0.60	6,031,842	5.1 years	$0.48		$180,000
$0.61 to $1.00	25,350,000	4.4 years	$0.81	$
$1.01 to $1.50	15,812,500	5.2 years	$1.24		$-
$1.51 to $2.25	3,000,000	5.6 years	$1.63		$-
$0.40 to $2.25	50,194,342	4.8 years	$0.98		$180,000

	Options Exercisable at September 30, 2015
Range of Exercise Prices	Number Exercisable	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)

$0.40 to $0.60	5,281,842	5.1 years	$0.48		$180,000
$0.61 to $1.00	18,700,000	5.1 years	$0.81	$
$1.01 to $1.50	15,437,500	5.2 years	$1.24		$-
$1.51 to $2.25	3,000,000	5.6 years	$1.63		$-
$0.40 to $2.25	42,419,342	5.1 years	$0.98		$180,000

(1)	The aggregate intrinsic value in the table represents the difference between the closing stock price on September 30, 2015 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on September 30, 2015.

Common Stock Purchase Warrants

For warrants granted to non-employees in exchange for services, we recorded the fair value of the equity instrument using the Black-Scholes pricing model.

On March 2, 2015, 100,000 warrants to purchase common stock were exercised at a per share price of $0.89 for a total of $89,000.

On April 23, 2015, 40,000 warrants to purchase common stock were exercised at a per share price of $0.89 for a total of $35,600.

The following table summarizes information about the Company’s stock purchase warrants outstanding at September 30, 2015 and December 31, 2014:

	Number	Weighted Average Exercise Price	Range of Exercise Price	Weighted Remaining Contractual Life
Outstanding at December 31, 2013	13,989,207	$0.67	$0.20 – 1.00	3.3 years

Granted	150,000	$2.00	$2.00
Cancelled or expired	(1,630,000)	1.00	$1.00
Exercised	(7,025,227)	$0.54	$0.25 – 1.00
Outstanding at December 31, 2014	5,483,980	$0.79	$0.20 – 2.00	4.8 years

Granted	400,000	$1.24	$1.23 - 1.25
Cancelled or expired	(578,340)	0.50	0.50
Exercised	(140,000)	$0.89	$0.89
Outstanding at June 30, 2015	5,165,640	$0.88	$0.20 - 2.00	4.2 years

Warrants exercisable at September 30, 2015			5,165,640

The aggregate intrinsic value of the 5,165,640 outstanding and exercisable warrants at September 30, 2015 was $140,000. The intrinsic value is the difference between the closing stock price on September 30, 2015 and the exercise price, multiplied by the number of in-the-money warrants had all warrant holders exercised their warrants on September 30, 2015.

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

On January 16, 2015 the Company entered into an employment agreement with Jonathan Spier to serve as Chief Operating Officer of the Company. Mr. Spier will receive monthly compensation of $1 for January through March 2015 and $12,500 thereafter. Mr. Spier was granted 2,250,000 options under the 2014 Plan with an exercise price of $1.15 per share for a term of seven years. The options shall vest and become exercisable as follows: (i) 750,000 shall vest on the Date of Grant; (ii) 187,500 shall vest on each of the following dates: April 1, 2015, July 1, 2015, October 1, 2015, January 1, 2016, April 1, 2016, July 1, 2016, October 1, 2016 and January 1, 2017. On March 27, 2015 the Company and Mr. Spier executed an addendum to his agreement wherein he agreed to take on additional responsibilities. As consideration, the Company issued an additional 7,000,000 options under the 2014 Plan with an exercise price of $1.00 for a term of seven years. Mr. Spier tendered his resignation on September 30, 2015.

On April 24, 2015 the Company entered into an employment agreement with Mr. John Ryan to serve as the Company’s president. Pursuant to the employment agreement, the Company granted Mr. Ryan 2,500,000 options under the 2014 Plan with an exercise price of $0.92 per share for a term of three years to Mr. John Ryan its new President. The options shall vest and become exercisable as follows: (i) 100,000 vested on the Date of Grant; (ii) 150,000 vested on July 24, 2015, (iii) 250,000 shall vest on each of the following dates: October 24, 2015, January 24, 2016 and April 24, 2016, (iv) 750,000 shall vest on achievement of certain performance objectives of tonnage and gold ore concentrate (v) 750,000 shall vest on achievement of certain performance objectives based on earnings before interest, taxes, depreciation and amortization. See the Form 8-K filed with the Commission on April 28, 2015. The Company and Mr. Ryan came to a mutual agreement to terminate this agreement on October 22, 2015. All unvested options are cancelled.

On June 4, 2015 the Company entered into an employment agreement with Mr. Thomas Loucks to serve as the Company’s Vice President of Corporate Development. Pursuant to the employment agreement, the Company granted Mr. Loucks 2,500,000 options under the 2014 Plan with an exercise price of $0.90 per share for a term of three years to Mr. Thomas Loucks its new Vice President. The options shall vest and become exercisable as follows: (i) Five Hundred Thousand (500,000) shall vest on the Date of Grant; (ii) Five Hundred Thousand (500,000) shall vest December 4, 2015; (iii) Five Hundred Thousand (500,000) shall vest June 4, 2016; (iv) Five Hundred Thousand (500,000) shall vest December 4, 2016; and (v) Five Hundred Thousand (500,000) shall vest June 4, 2016. See the Form 8-K filed with the Commission on June 9, 2015. The Company and Mr. Loucks came to a mutual agreement to terminate this agreement on October 22, 2015. All unvested options are cancelled

On June 11, 2015 the Company entered into an employment agreement with Mr. Bobby E. Cooper to serve as the Company’s Managing Director, Metals and Mining. Pursuant to the employment agreement, the Company granted Mr. Cooper 2,500,000 options under the 2014 Plan with an exercise price of $0.80 per share for a term of three years to Mr. Bobby E. Cooper. The options shall vest and become exercisable as follows: (i) Five Hundred Thousand (500,000) shall vest on the Date of Grant; (ii) Five Hundred Thousand (500,000) shall vest December 11, 2015; (iii) Five Hundred Thousand (500,000) shall vest June 11, 2016; (iv) Five Hundred Thousand (500,000) shall vest December 11, 2016; and (v) Five Hundred Thousand (500,000) shall vest June 11, 2016. See the Form 8-K filed with the Commission on June 16, 2015. The Company and Mr. Cooper came to a mutual agreement to terminate this agreement on October 22, 2015. All unvested options are cancelled

Legal Matters

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

Blair Mielke v. Standard Metals Processing, Inc., a Nevada corporation, and Does 1 through 20, and Roes Corporations 1 through 20, inclusive

On October 3, 2014, Blair Mielke filed suit against Standard Metals Processing, Inc. in the Eighth Judicial District Court for the State of Nevada in and for the County of Clark , alleging that Standard Metals had refused to issue and deliver to him shares of the Company’s common stock pursuant to the filing of a Form 8-K with the United States Securities and Exchange Commission on August 30, 2011. On October 24, 2014, Standard Metals filed a Petition for Removal to the United States District Court for the District of Nevada (Las Vegas) . On October 30, 2014, Standard Metals filed a First Motion to Dismiss. On April 24, 2015, the Court entered an Order granting Standard Metals’ First Motion to Dismiss as to Mielke’s claim for specific performance and denying Standard Metals’ Motion as to all other claims. On May 5, 2015, Standard Metals filed its Answer and Counterclaims. On May 28, 2015, Mielke filed his Motion to Dismiss or, in the Alternative, for Summary Judgment. On June 11, 2015, Standard Metals filed its Response to Mielke’s Motion. Standard Metals Processing, Inc. intends to continue to vigorously defend against the remaining claims by Blair Mielke.

NOTE 10 – RELATED PARTY TRANSACTIONS

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

At September 30, 2015, the weighted average shares from stock options of 51,131,842 and warrants of 5,165,640 were excluded from the diluted weighted average common share calculation due to the antidilutive effect such shares would have on net loss per common share.

NOTE 12 –JUDGMENT ON LEGAL ACTIONS

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

Stephen E. Flechner v. Standard Metals Processing, Inc.

On April 29, 2014, Stephen E. Flechner filed suit in the United States District Court for the District of Colorado against Standard Metals Processing, Inc. alleging that Standard Metals had refused to allow him to exercise stock options granted to him pursuant to a Stock Option Agreement, dated April 1, 2010, and a second Stock Option Agreement, dated January 21, 2011. On June 12, 2014, Standard Metals filed an Answer and a Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division . On January 16, 2015, Standard Metals filed a Motion for Summary Judgment. On January 23, 2015, the Court issued an Order granting in part and denying in part Standard Metals’ Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division .. The Court in its Order stayed further proceedings in Colorado pending the issuance of orders by the Alabama court. Thereafter, on January 26, 2015, the Court issued an Order vacating the February 20, 2015 Trial Preparation Conference and the March 9, 2015 Bench Trial. On March 23, 2015, the Court issued an Order denying Standard Metals’ Motion for Summary Judgment. On March 30, 2015, Flechner filed a Motion to Lift the Stay. On March 31, 2015, the Court issued an Order granting Flechner’s Motion to Lift the Stay. On April 6, 2015, the Court issued an Order scheduling a Bench Trial for July 29, 2015. On April 9, 2015, Flechner filed a Motion for Reconsideration of the Court’s March 23, 2015 Order Denying Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On May 1, 2015, the Court issued an Order Granting Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. Standard Metals Processing, Inc. intends to continue to vigorously defend against claims by Steven E. Flechner. On August 12, 2015 the United Stated District Court for the District of Colorado issued a judgment in favor of Stephen E. Flechner for $2,157,000. The Company intends to appeal the judgment and has recorded a liability as of June 30, 2015 in the amount of $2,157,000 for the judgment.

NOTE 13 – SUBSEQUENT EVENTS

Management

On October 22, 2015 Mr. Bobby Cooper, Mr. John Ryan, Mr. Thomas Loucks and Mr. Thomas Myatt came to a mutual agreement with the Board of Directors to terminate their employment agreements. Ms. Tina Gregerson was appointed interim Chief Executive Officer until a permanent replacement can be appointed. All options granted but not vested will be cancelled.

Mr. Robert Geiges came to a mutual agreement with the Board of Directors to terminate his employment agreement on October 28, 2015. Ms. Sharon Ullman was appointed to serve as interim Chief Financial Officer until the position can be filled on a more permanent basis.

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

Advance by Director/Officer

Ms. Tina Gregerson, a director and Interim CEO advanced $2,500 on October 20, 2015, $12,000 on October 29, 2015 and $15,000 on November 4, 2015 for working capital purposes.

Settlement

On November 23, 2015, the Company came to an agreement with Midwest Investment Partners, LLC and Blair Mielke to settle all claims for the payment of $130,000 to Midwest and the issuance of 25,000 shares of restricted stock to Mr. Mielke.

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

Modification of Corporate Strategy

The Company considered altering its strategy and establishing itself as a specialized mining house that can provide financing in exchange for metals streaming and royalty financing, and toll processing services to small- to medium-sized mining companies and also seek opportunities to acquire current income-producing metal streams and royalty contracts. The Company has undergone some changes in management and a refocus in its business plan. Management is delaying any plans for metals streaming and royalty. The Company is reexamining its next steps for developing a processing facility.

Overview of the Company

Standard Metals Processing, Inc. (“we,” “us,” “our,” “Standard Metals” or the “Company) has offices in Gadsden, Alabama and through its subsidiary, a property in Tonopah, Nevada. Our business plan is to generating low cost, non-processing passive income by providing liquidity and specialized services to mining companies in exchange for, royalty and metal stream contracts, and, in some instances, common stock and warrants. We will also seek to provide toll milling services on a selective basis in exchange for long term feed contracts. We are also assessing the opportunity to purchase equipment and build a facility on our Tonopah property to serve as a permitted custom processing toll milling facility which includes an analytical lab, pyrometallugircal plant, and hydrometallurgical recovery plant.

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

We have completed the initial grading of specific designated areas on the 40 undisturbed acres of land including clearing all vegetation, removing of all scrap metal, and the excavation of the building pad for the preparation of the new 21,875 square foot processing plant and have completed the removal of all the extra and unnecessary materials and old equipment that has accumulated on the land.

PRODUCTS AND SERVICES

Standard Metals Processing, Inc. (“Standard Metals” or the “Company” - OTCQB: SMPR), seeks to establish itself as a custom processing permitted toll milling service provider. Our business plan is to build a facility on our Tonopah property which includes an analytical lab, pyrometallurgical, and hydrometallurgical recovery plant.

The Company’s intention is to become a full service permitted custom toll milling and processing company that facilitates the extraction of precious and strategic minerals from mined material. The Company is in the process of obtaining the permits needed for construction and operation of our permitted custom processing toll milling facility with state of the art equipment capable of processing gold, silver and platinum metal groups. Many junior miners do not have the capital or the ability to permit a processing facility, yet they have a large supply of mined material that requires milling be performed. It is often cost prohibitive or impractical for these mine operators to send their materials to processing mills owned by the large mining companies, or to other customers with badly needed milling and processing services.

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

Currently, the Company is waiting for the approval of pending applications for the permits required for us to commence construction of a larger scale facility to conduct permitted custom processing toll milling operations.

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

RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014.

Revenues

We had no revenues from any operations for the three and nine months ended September 30, 2015 and 2014. Furthermore, we do not anticipate any significant future revenue until we have sufficiently funded construction and begin operations.

General and administrative expenses were $13,649,311 for the nine months ended September 30, 2015 as compared to $13,412,422 for the same period in 2014. For the nine months ended September 30, 2015, the majority of general and administrative expense was compensation expense related to options and warrants totaling $12,242,135 as compared to $11,829,508 compensation expenses related to options and warrants in the same period in 2014. In the nine months ended September 30, 2015, compensation expenses as well as operating expenses stayed relatively the same. We anticipate that future compensation expenses will increase and that certain operating expenses will increase for fiscal 2016 as we continue to build the infrastructure to proceed with permitted custom processing toll milling services.

General and administrative expenses were $895,510 for the three months ended September 30, 2015 as compared to $1,390,818 for the same period in 2014. For the three months ended September 30, 2015, the majority of general and administrative expense was compensation expense related to options and warrants totaling $159,317 as compared to $969,284 compensation expenses related to options and warrants in the same period in 2014. In the three months ended September 30, 2015, compensation expenses as well as operating expenses decreased due to the suspension of an officer’s salary and the decrease in construction costs for the period. We anticipate that future compensation expenses will increase and that certain operating expenses will increase for fiscal 2016 as we continue to build the infrastructure to proceed with permitted custom processing toll milling services.

Other Income and Expenses

Other Income

We receive monthly payments of from $400 to $608 per month from American Tower Corporation for a cellular tower located on our Tonopah land.

Interest Expense

Interest expense for the nine months ended September 30, 2015 was $196,253, compared to $136,430 for the respective period in 2014. The 2015 and 2014 amounts relate primarily to the interest due on our notes payable: (i) the $2,500,000 secured, convertible promissory note issued to Pure Path on October 10, 2013 in accordance with the settlement agreement of same date. All prior debt was subsumed under this note, the outstanding of which was $2,229,187 plus accrued interest at 8% per annum on September 30, 2015; (ii) the short-term note payable; and (iii) the convertible notes issued in 2011 and 2012 and the $448,000 notes with Tina Gregerson Family Properties, LLC, an entity controlled by a director of the Company.

Interest expense for the three months ended September 30, 2015 was $78,096, compared to $44,479 for the respective period in 2014. The 2015 and 2014 amounts relate primarily to the interest due on our notes payable: (i) the $2,500,000 secured, convertible promissory note issued to Pure Path on October 10, 2013 in accordance with the settlement agreement of same date. All prior debt was subsumed under this note, the outstanding of which was $2,229,187 plus accrued interest at 8% per annum on September 30, 2015; (ii) the short-term note payable; and (iii) the convertible notes issued in 2011 and 2012 and the $448,000 notes with Tina Gregerson Family Properties, LLC, an entity controlled by a director of the Company.

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

Stephen E. Flechner v. Standard Metals Processing, Inc.

On April 29, 2014, Stephen E. Flechner filed suit in the United States District Court for the District of Colorado against Standard Metals Processing, Inc. alleging that Standard Metals had refused to allow him to exercise stock options granted to him pursuant to a Stock Option Agreement, dated April 1, 2010, and a second Stock Option Agreement, dated January 21, 2011. On June 12, 2014, Standard Metals filed an Answer and a Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division . On January 16, 2015, Standard Metals filed a Motion for Summary Judgment. On January 23, 2015, the Court issued an Order granting in part and denying in part Standard Metals’ Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division .. The Court in its Order stayed further proceedings in Colorado pending the issuance of orders by the Alabama court. Thereafter, on January 26, 2015, the Court issued an Order vacating the February 20, 2015 Trial Preparation Conference and the March 9, 2015 Bench Trial. On March 23, 2015, the Court issued an Order denying Standard Metals’ Motion for Summary Judgment. On March 30, 2015, Flechner filed a Motion to Lift the Stay. On March 31, 2015, the Court issued an Order granting Flechner’s Motion to Lift the Stay. On April 6, 2015, the Court issued an Order scheduling a Bench Trial for July 29, 2015. On April 9, 2015, Flechner filed a Motion for Reconsideration of the Court’s March 23, 2015 Order Denying Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On May 1, 2015, the Court issued an Order Granting Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. Standard Metals Processing, Inc. intends to continue to vigorously defend against claims by Steven E. Flechner. On August 12, 2015 the United Stated District Court for the District of Colorado issued a judgment in favor of Stephen E. Flechner for $2,157,000. The Company intends to appeal the judgment and has recorded a liability in the amount of $2,157,000 for the judgment.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements through the issuance of short-term debt, convertible debt and through equity capital we have received via certain shareholders exercising their warrants and loans from related parties during the nine months periods ended September 30, 2015 and 2014. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had a working capital deficit of $8,503,491 at September 30, 2015. Cash and cash equivalents were $6,656 at September 30, 2015, representing a increase of $865 from the cash and cash equivalents of $5,791 at September 30, 2014.

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

For the nine months ended September 30, 2015, we had net cash used in operating activities of $613,101, as compared to $87,107 for the nine months ended September 30, 2014.

For the nine months ended September 30, 2015 and 2014 we had net cash used in investing activities of $43,528 and $3,183,516 respectively. The amount in 2015 and 2014 was due to the funds required to conduct site preparation on our Tonopah, Nevada property and purchase of machinery and equipment.

For the nine months ended September 30, 2015 and 2014, we had net cash provided by financing activities of $627,190 and $3,133,313, respectively.

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

Off-Balance Sheet Arrangements

During the three months ended September 30, 2015, we did not engage in any off balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

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

Based on this evaluation and taking into account that certain material weaknesses existed as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were not effective. As a result of this conclusion, the financial statements for the period covered by this Quarterly Report on Form 10-Q were prepared with particular attention to the material weaknesses previously disclosed. Notwithstanding the material weaknesses in internal controls that continue to exist as of September 30, 2015, we have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

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

On May 28, 2014, Stephen E. Flechner filed a Notice of Removal to the United States District Court for the Northern District of Alabama, Middle Division . On May 28, 2014, Flechner also filed a Motion to Dismiss the Complaint for Declaratory Judgment or, in the Alternative, a Motion to Change Venue to the United States District Court for the District of Colorado . On June 10, 2014, Standard Metals Processing, Inc. filed a Motion to strike Flechner’s declaration filed as an exhibit to his Notice of Removal, and a Motion to Remand the action back to the Circuit Court of Etowah, Alabama . On November 7, 2014, Standard Metals filed a Motion for leave to file an amended Complaint. On November 21, 2014, Flechner filed his opposition to Standard Metals’ Motion for leave to file an amended Complaint. On November 26, 2014, Standard Metals filed a Response to Flechner’s Opposition to Standard Metals’ Motion for leave to file an amended Complaint. On December 22, 2014, Standard Metals filed a Response to Flechner’s Motion to Dismiss the Complaint for Declaratory Judgment or, in the Alternative, a Motion to Change Venue to the United States District Court for the District of Colorado . On December 30, 2014, the Court entered an Order denying Standard Metals’ Motion to strike Flechner’s declaration filed as an exhibit to his Notice of Removal and Standard Metals’ Motion to Remand. The Court also ordered Standard Metals to show cause why this matter should not be transferred to the United States District Court for the District of Colorado . On January 8, 2015, Standard Metals filed a Brief to show cause why this case should not be transferred. On January 16, 2015, Flechner filed a Response to Standard Metals’ Brief to show cause why this case should not be transferred. On January 21, 2015, Standard Metals filed a Sur-Response to Flechner’s Response to Standard Metals’ Brief to show cause why this case should not be transferred. On January 23, 2015, Flechner filed a Motion for leave to file a Reply to Standard Metals’ Sur-Response to Flechner’s Response to its Brief to show cause why this case should not be transferred. On March 26, 2015, the Court entered an Order of Dismissal ordering that all claims asserted by Standard Metals, Inc. were dismissed, without prejudice, for lack of personal jurisdiction under Federal Rule of Civil Procedure 12(b)(2).

Stephen E. Flechner v. Standard Metals Processing, Inc.

On April 29, 2014, Stephen E. Flechner filed suit in the United States District Court for the District of Colorado against Standard Metals Processing, Inc. alleging that Standard Metals had refused to allow him to exercise stock options granted to him pursuant to a Stock Option Agreement, dated April 1, 2010, and a second Stock Option Agreement, dated January 21, 2011. On June 12, 2014, Standard Metals filed an Answer and a Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division . On January 16, 2015, Standard Metals filed a Motion for Summary Judgment. On January 23, 2015, the Court issued an Order granting in part and denying in part Standard Metals’ Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division .. The Court in its Order stayed further proceedings in Colorado pending the issuance of orders by the Alabama court. Thereafter, on January 26, 2015, the Court issued an Order vacating the February 20, 2015 Trial Preparation Conference and the March 9, 2015 Bench Trial. On March 23, 2015, the Court issued an Order denying Standard Metals’ Motion for Summary Judgment. On March 30, 2015, Flechner filed a Motion to Lift the Stay. On March 31, 2015, the Court issued an Order granting Flechner’s Motion to Lift the Stay. On April 6, 2015, the Court issued an Order scheduling a Bench Trial for July 29, 2015. On April 9, 2015, Flechner filed a Motion for Reconsideration of the Court’s March 23, 2015 Order Denying Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On May 1, 2015, the Court issued an Order Granting Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. A bench trial of this action was competed on July 29, 2015. On August 12, 2015, the Court issued an order directing that judgment be entered in favor of Stephen E. Flechner and against Standard Metals Processing, Inc. on Flechner’s First Claim for Relief, and found that Flechner’s Second, Third, Fourth and Fifth Claims for relief were moot. The Company intends to appeal the judgment and has recorded a liability in the amount of $2,157,000 for the judgment.

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

Blair Mielke v. Standard Metals Processing, Inc., a Nevada corporation, and Does 1 through 20, and Roes Corporations 1 through 20, inclusive

On October 3, 2014, Blair Mielke filed suit against Standard Metals Processing, Inc. in the Eighth Judicial District Court for the State of Nevada in and for the County of Clark , alleging that Standard Metals had refused to issue and deliver to him shares of the Company’s common stock pursuant to the filing of a Form 8-K with the United States Securities and Exchange Commission on August 30, 2011. On October 24, 2014, Standard Metals filed a Petition for Removal to the United States District Court for the District of Nevada (Las Vegas) . On October 30, 2014, Standard Metals filed a First Motion to Dismiss. On April 24, 2015, the Court entered an Order granting Standard Metals’ First Motion to Dismiss as to Mielke’s claim for specific performance and denying Standard Metals’ Motion as to all other claims. On May 5, 2015, Standard Metals filed its Answer and Counterclaims. On May 28, 2015, Mielke filed his Motion to Dismiss or, in the Alternative, for Summary Judgment. On June 11, 2015, Standard Metals filed its Response to Mielke’s Motion. Standard Metals Processing, Inc. intends to continue to vigorously defend against the remaining claims by Blair Mielke.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of common stock

On July 31, 2015 the Company issued 250,000 shares of restricted common stock in exchange for $50,000 of outstanding debt. The shares were issued under the Section 4(a)(2) exemption from registration.

Promissory Notes

On February 11, 2015, the Company issued an unsecured promissory note (the “Note”) to Tina Gregerson Family Properties, LLC, an entity controlled by a director of the Company. The Note for up to $750,000 will be provided in tranches. Maturity of each tranche is one year from the date of receipt. Interest will accrue at 8% per annum on each tranche. As consideration, the Company agreed to issue common stock purchase warrants for the purchase of up to 250,000 shares of common stock exercisable for seven years at $1.23 per share. Under the terms of the Note, the Company received $200,000 on February 11, 2015, $48,000 on February 13, 2015, $50,000 on April 13, 2015 and $150,000 on July 31, 2015.

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

Standard Metals Processing, Inc.

Date: November 23, 2015

	By:	/s/ Tina Gregerson
Tina Gregerson
Acting Chief Executive Officer

	By:	/s/ Sharon Ullman
Sharon Ullman
Acting Chief Financial Officer

