Form 10-K
period 2015-12-31
Standard Metals Processing, Inc.
filed 2016-05-02
CIK 773717

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2015

Commission File Number: 000-14319

STANDARD METALS PROCESSING, INC. (a.k.a. CAMBRIAN MINERALS GROUP, INC.)

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒ .

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

As of April 29, 2016, the Registrant’s non-affiliates owned shares of its common stock having an aggregate market value of approximately $6,567,007 (based upon the closing sales price of the Registrant’s common stock on that date on the OTCQB).

On April 29, 2016 there were 113,075,936 shares of common stock issued and outstanding, which is the Registrant’s only class of voting stock.

Documents Incorporated by Reference: None.

STANDARD METALS PROCESSING, INC.

Annual Report on Form 10-K

For the Year Ended December 31, 2015

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

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS OVERVIEW

Standard Metals Processing, Inc. (“we,” “us,” “our,” “Standard Metals” or the “Company”) is an exploration stage company having offices in Gadsden, Alabama and through its subsidiary, a property in Tonopah, Nevada. Our business plan is to purchase equipment and build a facility on our Tonopah property to serve as a permitted custom processing toll milling facility (which includes an analytical lab, pyrometallugircal plant, and hydrometallurgical recovery plant).

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

Corporate History

The Company was incorporated in the State of Colorado on July 10, 1985 as Princeton Acquisitions, Inc. On December 7, 2009, the Company changed its name to Standard Gold, Inc. Effective March 5, 2013 the Company moved its domicile from Colorado to Nevada and changed its name from Standard Gold, Inc. to Standard Gold Holdings, Inc. We determined that, due to a lack of connection to Colorado, it was in the best interest of the Company to move its domicile to Nevada. Effective December 6, 2013, the Company changed its name to Standard Metals Processing, Inc. to more accurately reflect the business of the Company.

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

On December 10, 2012, the Company filed two Statements of Correction with the state of Colorado correcting the Second Amended and Restated Articles that had been incorrectly amended in part on March 15, 2011 and in full on March 25, 2011. After the correct Articles of Incorporation were reinstated by the Statements of Correction, the Company filed Articles of Amendment with the state of Colorado on January 4, 2013 to correct and define the Series A Preferred Stock once all board approval and documentation were complete. The Series A Preferred Stock has a liquidation preference of $10,000,000, payable only upon certain liquidity events or upon achievement of a market value of our equity equaling $200,000,000 or more. Additional details regarding the Series A Preferred Stock can be found in our Articles of Amendment, which were filed with the Colorado Secretary of State on January 4, 2013 and in the Form 8-K filed with the Commission on March 13, 2013. The Company is in exchange negotiations with the holder of the Series A Preferred Stock.

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

On April, 11, 2016, the Company retired the Series B Preferred Stock. No shares of the Series B Preferred Stock had been issued and cannot be issued at any time.

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

For additional information on the Shea Exchange Agreement see Note 3 - SHEA MILLING AND MINING ASSETS in the notes to the financial statements.

SUBSIDIARIES

The Company has one wholly owned subsidiary, Tonopah Milling and Metals Group, Inc. (“TMMG”), a Nevada corporation. TMMG has two wholly owned subsidiaries, Tonopah Resources, Inc., a Nevada corporation and Tonopah Custom Processing, Inc., a Nevada corporation.

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

The Company accepted delivery of additional large heavy equipment on April 1, 2014 and completed the initial grading of specific designated areas on the 40 undisturbed acres of land including clearing all vegetation, removing of all scrap metal and the extra and unnecessary materials and old equipment that have accumulated on the land, and the excavated the building pad for the site of the proposed 21,875 square foot processing plant.

PRODUCTS AND SERVICES

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

EMPLOYEES

As of December 31, 2015, we did not have any employees. The Company’s and its subsidiaries’ officers, directors and independent contractors conduct all operations.

FINANCIAL INFORMATION IN INDUSTRY SEGMENTS

During the years ended December 31, 2015 and 2014, our operations included one reportable segment: that of the development of the related services of custom permitted processing toll milling.

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

Although there are requirements that must be met before the liquidation preference is payable to holders of the Series A Preferred Stock, if we are successful in the operation of our business and our market value increases, or if we consummate a change of control transaction that requires payment of the $10,000,000 liquidation preference (plus accrued interest), there may be significantly less funds remaining after the payment of the liquidation preference for holders of our common stock or we could be forced to accrue this liability on our financials. The Company is in negotiations with the holder of the Series A Preferred Stock to exchange the Series A for common stock.

RISKS RELATING TO OUR FINANCIAL CONDITION

WE CURRENTLY DO NOT HAVE ENOUGH CASH TO FUND OPERATIONS AND/OR REDUCE OUR DEBT DURING 2016.

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

OUR INDEPENDENT AUDITORS HAVE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The financial statements for each of these periods were prepared assuming that we would continue as a going concern. We have had net losses for each of the years ended December 31, 2015 and 2014, and we have an accumulated a deficit as of December 31, 2015. In the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we do not expect to generate any significant revenues from operations for the foreseeable future, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital through equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

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

RISKS RELATING TO OUR BUSINESS

WE WILL REQUIRE ADDITIONAL FINANCING TO FUND OUR PERMITTED CUSTOM PROCESSING TOLL MILLING DEVELOPMENT AND OPERATIONS.

Substantial additional financing will be needed in order to fund the current plan to begin toll milling services and develop and maintain the Tonopah property. Our means of acquiring investment capital is limited to private equity and debt transactions. We have no significant sources of currently available funds to engage in additional development. Without significant additional capital, we will be unable to fund our current property interests or effectuate our current business plan for permitted custom processing toll milling and mining services. See “—Risks Relating to Our Financial Condition – We Currently Do Not Have Enough Cash to Fund Operations, and/or Reduce Debt During 2016.”

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

Our corporate office is located at 611 Walnut Street, Gadsden, Alabama 35901. We are using the office space of the Company’s Chief Executive Officer, Tina Gregerson. We believe that our facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

Midwest Investment Partners, LLC v. Standard Gold Holdings, Inc.

On September 6, 2013, Midwest Investment Partners, LLC filed suit in the United States District Court for the Southern District of Indiana, Evansville Division against Standard Gold Holdings, Inc. alleging a breach of the Company’s obligations under a $50,000 6% Convertible Promissory Note, dated April 5, 2011, and a $25,000 6% Convertible Promissory Note, dated September 2, 2011, by (i) failing to repay the April 5, 2011 Note when due on October 6, 2011, and (ii) failing to repay the September 2, 2011 Note when due on February 29, 2012. On January 10, 2014, Standard Gold filed an Answer with Affirmative and Other Defenses to Midwest’s Complaint and Demand for Jury Trial. On April 3, 2014, Midwest filed a Motion for Summary Judgment. On August 28, 2014, the Court entered an Order granting Midwest’s Motion for Summary Judgment and closed judgment in favor of Midwest against Standard Gold. On November 23, 2015, the parties executed a Settlement Agreement wherein the Company would pay or cause to be paid $130,000 to Midwest and issued 25,000 shares of restricted common stock to Blair Mielke. Additionally, the Company cooperated with Midwest to transfer a number of shares of stock owned by Midwest to Midwest’s investors. The remaining shares of stock owned by Midwest are subject to a lock up, leak out agreement. This settlement agreement settles both this action and the Blair Mielke action listed below.

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

On May 28, 2014, Stephen E. Flechner filed a Notice of Removal to the United States District Court for the Northern District of Alabama, Middle Division. On May 28, 2014, Flechner also filed a Motion to Dismiss the Complaint for Declaratory Judgment or, in the Alternative, a Motion to Change Venue to the United States District Court for the District of Colorado. On June 10, 2014, Standard Metals Processing, Inc. filed a Motion to strike Flechner’s declaration filed as an exhibit to his Notice of Removal, and a Motion to Remand the action back to the Circuit Court of Etowah, Alabama. On November 7, 2014, Standard Metals filed a Motion for leave to file an amended Complaint. On November 21, 2014, Flechner filed his opposition to Standard Metals’ Motion for leave to file an amended Complaint. On November 26, 2014, Standard Metals filed a Response to Flechner’s Opposition to Standard Metals’ Motion for leave to file an amended Complaint. To date, the Court has not issued a decision regarding Standard Metals’ Motion for leave to file an amended Complaint. On December 22, 2014, Standard Metals filed a Response to Flechner’s Motion to Dismiss the Complaint for Declaratory Judgment or, in the Alternative, a Motion to Change Venue to the United States District Court for the District of Colorado. To date, the Court has not issued a decision regarding Standard Metals’ Motion to Dismiss the Complaint for Declaratory Judgment or, in the Alternative, a Motion to Change Venue to the United States District Court for the District of Colorado. On December 30, 2014, the Court entered an Order denying Standard Metals’ Motion to strike Flechner’s declaration filed as an exhibit to his Notice of Removal and Standard Metals’ Motion to Remand. The Court also ordered Standard Metals to show cause why this matter should not be transferred to the United States District Court for the District of Colorado. On January 8, 2015, Standard Metals filed a Brief to show cause why this case should not be transferred. On January 16, 2015, Flechner filed a Response to Standard Metals’ Brief to show cause why this case should not be transferred. On January 21, 2015, Standard Metals filed a Sur-Response to Flechner’s Response to Standard Metals’ Brief to show cause why this case should not be transferred. On January 23, 2015, Flechner filed a Motion for leave to file a Reply to Standard Metals’ Sur-Response to Flechner’s Response to its Brief to show cause why this case should not be transferred. To date, the Court has not issued a decision regarding Flechner’s Motion for leave to file a Reply to Standard Metals’ Sur-Response to Flechner’s Response to its Brief to show cause why this case should not be transferred. On March 26, 2015, the court entered an order dismissing this case without prejudice for lack of personal jurisdiction.

Stephen E. Flechner v. Standard Metals Processing, Inc.

On April 29, 2014, Stephen E. Flechner filed suit in the United States District Court for the District of Colorado against Standard Metals Processing, Inc. alleging that Standard Metals had refused to allow him to exercise stock options granted to him pursuant to a Stock Option Agreement, dated April 1, 2010, and a second Stock Option Agreement, dated January 21, 2011. On June 12, 2014, Standard Metals filed an Answer and a Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division . On January 16, 2015, Standard Metals filed a Motion for Summary Judgment. On January 23, 2015, the Court issued an Order granting in part and denying in part Standard Metals’ Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division . The Court in its Order stayed further proceedings in Colorado pending the issuance of orders by the Alabama court. Thereafter, on January 26, 2015, the Court issued an Order vacating the February 20, 2015 Trial Preparation Conference and the March 9, 2015 Bench Trial. On March 23, 2015, the Court issued an Order denying Standard Metals’ Motion for Summary Judgment. On March 30, 2015, Flechner filed a Motion to Lift the Stay. On March 31, 2015, the Court issued an Order granting Flechner’s Motion to Lift the Stay. On April 6, 2015, the Court issued an Order scheduling a Bench Trial for July 29, 2015. On April 9, 2015, Flechner filed a Motion for Reconsideration of the Court’s March 23, 2015 Order Denying Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On May 1, 2015, the Court issued an Order Granting Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. Standard Metals Processing, Inc. intends to continue to vigorously defend against claims by Steven E. Flechner. On August 12, 2015 the United Stated District Court for the District of Colorado issued a judgment in favor of Stephen E. Flechner for $2,157,000. An amended final judgment was ordered in adjudication of the Complaint by the U.S. District Court for the District of Colorado (the “Court”) on August 28, 2015 in favor of Flechner in the amount of $2,157,000, plus interest through the date of judgment of $235,246, plus interest of $472.76/day from August 28, 2015 until paid in full. The Company, in good faith anticipation of a settlement did not appeal the judgment and therefore, the Company’s notice of appeal was dismissed on November 17, 2015. This judgment is now non-appealable. The Company and Flechner entered into a Settlement Agreement on November 24, 2015, wherein Flechner will receive $450,000 in cash payment and $250,000 in installment payments. As of the date of this filing, the Company has not yet made a payment.

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

On September 10, 2014, Wits Basin Precious Minerals, Inc. filed suit against Standard Metals Processing, Inc. in the United States District Court for the District of Nevada asserting breach of contract, anticipatory breach of contract and equitable relief. On October 16, 2014, Wits Basin filed an Amended Complaint, adding new parties and alleging that Standard Metals had refused to allow it to exercise its option to purchase shares granted to it pursuant to an Exchange Agreement, dated March 15, 2011, so that Wits Basin could obtain shares to meet its requirements under private option agreements it had entered into with option holders, allowing those option holders certain rights, options and warrants to purchase stock in Standard Metals. On November 5, 2014, Standard Metals filed a Second Motion to Dismiss Wits Basin et al.’s Amended Complaint. On March 13, 2015, the Court issued an Order granting in part and denying in part Standard Metals’ Motion to Dismiss the action. The Court dismissed with prejudice Wits Basin et al.’s claims of breach of contract and anticipatory repudiation of the contract. However, the Court allowed Wits Basin et al’s claim against Standard Metals of interference with contract to go forward. The Company and Wits Basin executed a Settlement Agreement on January 22, 2016. Pursuant to the terms of the Settlement Agreement, the Company issued 630,000 warrants to purchase common stock at an exercise price of $0.70 and 630,000 warrants at an exercise price of $0.30 to investors of Wits Basin. The warrants are exercisable until December 31, 2018. The Company will also pay $14,665 in plaintiffs’ legal fees. As of the date of this filing, $8,350 of the attorneys’ fees have been paid and all warrants have been issued.

Blair Mielke v. Standard Metals Processing, Inc., a Nevada corporation, and Does 1 through 20, and Roes Corporations 1 through 20, inclusive

On October 3, 2014, Blair Mielke filed suit against Standard Metals Processing, Inc. in the Eighth Judicial District Court for the State of Nevada in and for the County of Clark, alleging that Standard Metals had refused to issue and deliver to him shares of the Company’s common stock pursuant to the filing of a Form 8-K with the United States Securities and Exchange Commission on August 30, 2011. On October 24, 2014, Standard Metals filed a Petition for Removal to theUnited States District Court for the District of Nevada (Las Vegas) . On October 30, 2014, Standard Metals filed a First Motion to Dismiss. On April 24, 2015, the Court entered an Order granting Standard Metals’ First Motion to Dismiss as to Mielke’s claim for specific performance and denying Standard Metals’ Motion as to all other claims. On May 5, 2015, Standard Metals filed its Answer and Counterclaims. On May 28, 2015, Mielke filed his Motion to Dismiss or, in the Alternative, for Summary Judgment. On June 11, 2015, Standard Metals filed its Response to Mielke’s Motion. Standard Metals Processing, Inc. intends to continue to vigorously defend against the remaining claims by Blair Mielke. This case was settled in the same settlement agreement as the Midwest action executed November 23, 2015.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock is quoted on the OTCQB under the symbol “SMPR.” As of April 29, 2016, the last closing sale price of our common stock as reported by OTCQB was $0.1275 per share. The following table sets forth for the periods indicating the range of high and low closing sale prices of our common stock:

Period	High	Low

Quarter Ended March 31, 2015	$1.47	$0.94
Quarter Ended June 30, 2015	$1.15	$0.75
Quarter Ended September 30, 2015	$0.90	$0.33
Quarter Ended December 31, 2015	$0.51	$0.11

Quarter Ended March 31, 2014	$2.25	$0.80
Quarter Ended June 30, 2014	$1.35	$2.20
Quarter Ended September 30, 2014	$1.54	$2.09
Quarter Ended December 31, 2014	$1.76	$1.00

The quotations from the OTCQB above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions.

RECORD HOLDERS

As of May 2, 2016, there were approximately 149 record holders of our common stock, excluding shareholders holding securities in “street name.”

DIVIDENDS

We have never paid cash dividends on our common stock and have no present intention of doing so in the foreseeable future. Rather, we intend to retain all future earnings to provide for the growth of our Company. Payment of cash dividends in the future, if any, will depend, among other things, upon our future earnings, requirements for capital improvements and financial condition.

RECENT SALES OF UNREGISTERED SECURITIES

In addition to the sales of unregistered securities that we reported in Quarterly Reports on Form 10-Q and Current Reports on Form 8-K during fiscal year ended 2015, we made the following sales of unregistered securities during the year ended December 31, 2015:

Restricted Stock Sale

The Company sold four million shares of restricted common stock to an accredited investor on December 21, 2015. The shares were sold at fair market value at a per share price of $0.013, the closing sale price on the date of the sale. The Company received $40,000 for the sale on December 21, 2015. Due to the holidays, the actual issuance of the certificate was delayed until January 26, 2016.

Warrant Exercises

During the first quarter of 2015, 100,000 warrants were exercised at a per share price of $0.89 for a total of $89,000. During the second quarter of 2015, 40,000 warrants were exercised at a per share price of $0.89 for a total of $35,600.

Debt Settlement

On July 31, 2015 the Company issued 250,000 shares of restricted common stock in exchange for $50,000 of outstanding debt. The shares were issued under the Section 4(a)(2) exemption from registration.

Promissory Notes

On February 11, 2015, the Company issued an unsecured promissory note (the “Note”) to Tina Gregerson Family Properties, LLC, an entity controlled by the CEO of the Company. The Note for up to $750,000 will be provided in tranches. Maturity of each tranche is one year from the date of receipt. Interest will accrue at 8% per annum on each tranche. As consideration, the Company agreed to issue common stock purchase warrants for the purchase of up to 250,000 shares of common stock exercisable for seven years at $1.23 per share. Under the terms of the Note, the Company received $200,000 on February 11, 2015, $48,000 on February 13, 2015 and $50,000 on April 13, 2015, $150,000 on July 31, 2015, $2,500 on October 20, 2015, $12,000 on October 29, 2015 and $15,000 on November 4, 2015.

Under the terms of the Pure Path Note, the Company received $54,590 on February 4, 2015.

Sales of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, we believe that these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and rules promulgated thereunder. Based on representations from the above-referenced investors, we have determined that such investors were “accredited investors” (as defined by Rule 501 under the Securities Act) and are acquiring the shares for investment and not distribution, and that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The investors received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

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

We refurbished a trailer that will act as our construction office.

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

In April 2014 we purchased a complete Concrete Batch Plant, including four cement trucks. The Concrete Batch Plant was sold at auction in February 2016.

In August 2014 we purchased an extensive array of heavy-duty construction and milling equipment for use in the construction and operation of the Tonopah facility. The equipment was returned to the seller in August 2015. The Company anticipates leasing the equipment it will need to construct the facility when the permits are received. Management believed the risk of damage to the equipment left on the property was high.

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

RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2015 COMPARED TO THE YEAR ENDED DECEMBER 31, 2014.

Revenues

We had no revenues from operations for the years 2015 and 2014. Furthermore, we do not anticipate having any significant future revenues until we have sufficiently funded operations.

Operating Expenses

General and administrative expenses were $12,139,672 for 2015 as compared to $14,938,972 for 2014. Of the $12,139,672 in 2015, we recorded $10,608,577 of compensation expense related to options and warrants as compared to $12,798,786 of compensation expenses related to options in 2014. In 2015, compensation expenses as well as operating expenses increased due to the employment agreements the Company entered into with its key officers and the increase in preparation for building infrastructure through permits, research, agreements and construction. We anticipate that future compensation expenses will increase and that certain operating expenses will continue to increase for fiscal 2016 as we continue to build the infrastructure to proceed with custom processing tolling milling services and possible entrance into other properties.

Depreciation and amortization expenses were $3,387 for 2015 as compared to $17,613 for 2014. Impairment of Shea Mining and Milling assets and machinery and equipment were $34,023,742 for 2015 and $0 in 2014. In 2015 the Company reach settlement on certain lawsuits and accrued 907,750, no settlements were reached in 2014.

Other Income and Expenses

Interest Expense

Interest expense for 2015 was $311,606 compared to $183,804 in 2014. The 2015 and 2014 amounts relate primarily to the interest due on our notes payable: (i) the $2,500,000 secured, convertible promissory note issued to Pure Path on October 10, 2013 in accordance with the settlement agreement of same date. All prior debt was subsumed under this note, the outstanding of which was $2,229,187 plus accrued interest at 8% per annum on December 31, 2015; (ii) the short-term note payable; and (iii) the convertible notes issued in 2011 and 2012 and the $477,500 notes with Tina Gregerson Family Properties, LLC, an entity controlled by a director of the Company. We incurred a loss on extinguishment of debt of $809,675 on a vendor trade payable when we negotiated an exchange of construction equipment with a cost of $1,787,818 for debt of $928,130.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements through advances from Pure Path and the exercise of common stock purchase warrants. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next 12 months. We had a working capital deficit of $8,937,717 at December 31, 2015. Cash and cash equivalents were $1,747 at December 31, 2015, representing a decrease of $34,348 from the cash and cash equivalents of $36,095 at December 31, 2014.

We received payments from American Tower Corporation for a cellular tower located on our Tonopah property totaling $7,909 in 2015.

Our cash reserves will not be sufficient to meet our operational needs and thus, we need to raise additional capital to pay for our operational expenses and provide for capital expenditures. Our basic operational expenses are estimated at approximately $150,000 per month and we continue to have debt service commitments, which includes $2,229,187 (plus accrued interest) due to Pure Path and $175,000 (plus accrued interest) if none of the convertible note holders convert any portion of their notes payable. Above the basic operational expenses, we estimate that we need approximately $17,500,000 to complete our planned four circuit tolling operations. If we are not able to raise additional working capital, we may have to cease operations altogether.

For the years ended December 31, 2015 and 2014, we had net cash used in operating activities of $687,510 and $1,550,701 respectively.

For the years ended December 31, 2015 and 2014, we had net cash used in investing activities of $43,528 and 2,403,998, respectively. The amount in 2014 was due to the funds require to purchase equipment and make down payment on our first new building in Nevada.

For the years ended December 31, 2015 and 2014, we had net cash provided by financing activities of $696,690 and $3,847,695 respectively.

During 2015, we received $124,600 cash proceeds from the exercise of warrants to purchase common stock and $477,500 from proceeds from debt. During 2014, we received $3,790,195 in cash proceeds from the exercise of warrants to purchase common stock and $82,500 from proceeds from debt.

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

Off-Balance Sheet Arrangements

During the year ended December 31, 2015, we did not engage in any off balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Standard Metals Processing, Inc.

We have audited the accompanying consolidated balance sheets of Standard Metals Processing, Inc. (formerly Standard Gold Holdings, Inc.), and its subsidiaries (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Standard Metals Processing, Inc. and its subsidiaries as of December 31, 2015 and 2014 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Turner, Stone & Company, LLP

Dallas, Texas

May 2, 2016

STANDARD METALS PROCESSING, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2015	2014

Assets
Current assets:
Cash	$1,747	$36,095
Prepaid expenses	30,037	59,010
Assets held for Sale	68,500	-

Total current assets	100,284	95,105
Shea Mining and Milling Assets	2,108,300	35,159,427
Property, plant and equipment:
Machinery and equipment	21,000	1,758,818
Construction in progress	1,775,224	1,778,532
	1,796,224	3,537,350
Accumulated depreciation	(21,000)	(17,613)
Net property, plant and equipment	1,775,224	3,519,737
Total Assets	$3,983,808	$38,774,269

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Senior secured convertible promissory note payable, related party	$2,229,187	$2,174,597
Promissory notes payable - related party, net of debt discount of $11,577	465,923	-
Convertible notes payable	175,000	175,000
Accrual for settlement of lawsuits	2,658,000	-
Due to Wits Basin Precious Minerals Inc.	16,616	16,616
Accounts payable	2,053,376	2,154,512
Accrued interest	530,103	246,273
Accrued expenses	907,922	710,286
Accounts payable to related party	1,874	6,307

Total current liabilities	9,038,001	5,483,591

Commitments and Contingencies (Note 13)

Preferred stock, 50,000,000 shares authorized:
Series A, $.001 par value, 10,000,000 and 10,000,000 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	10,000,000	10,000,000

Shareholders’ equity (deficit):
Series B preferred stock, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized: 104,075,936 and 103,660,936 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	104,076	103,661
Additional paid-in capital	86,438,911	75,255,143
Common stock issuable	40,000	-
Accumulated deficit	(101,637,180)	(52,068,126)
Total shareholders’ equity (deficit)	(15,054,193)	23,290,678
Total Liabilities and Shareholders’ Equity (Deficit)	$3,983,808	$38,774,269

The accompanying notes are an integral part of these consolidated financial statements.

STANDARD METALS PROCESSING, INC.

Consolidated Statements of Operations

	Years ended
	December 31, 2015	December 31, 2014

Revenues	$-	$-

Operating expenses:
General and administrative	12,139,672	14,938,972
Impairment of Shea Mining and Milling assets	33,051,127	-
Impairment of Machinery and Equipment	1,023,742	-
Depreciation and amortization	3,387	17,613
Settlement on legal actions	2,658,750	-

Total operating expenses	48,876,678	14,956,585
Loss from operations	(48,876,678)	(14,956,585)

Other income (expense):
Other income	7,909	6,470
Loss on settlement of debt	(150,000)	(1,106,487)
Interest expense	(311,606)	(183,804)
Amortization of debt discount	(238,679)	-

Total other income (expense)	(692,376)	(1,283,821)
Loss before income tax provision	(49,569,054)	(16,240,406)

Income tax provision	-	-
Net loss	$(49,569,054)	$(16,240,406)

Basic net loss per common share	$(0.48)	$(0.16)

Basic weighted average common shares outstanding	103,879,347	99,090,384

The accompanying notes are an integral part of these consolidated financial statements.

STANDARD METALS PROCESSING, INC.

Consolidated Statements of Shareholders' Equity (Deficit)

					Additional	Common
	Preferred Stock		Common stock		paid-in	Stock	Accumulated
	Shares	Amount	Shares	Amount	capital	Issuable	deficit	Total

BALANCE, December 31, 2013	-	$-	91,266,411	$91,266	$56,114,271		$(35,827,720)	$20,377,817

Stock issued for conversion of convertible debt			237,118	237	118,325		-	118,562

Stock issued for the exercise of common stock warrants and options			7,307,227	7,308	3,930,355		-	3,937,663

Stock issued for the settlement of accounts payable and accrued expense			2,100,180	2,100	2,296,156		-	2,298,256

Options issued for compensation					8,206,286		-	8,206,286

Stock issued for compensation			2,750,000	2,750	4,589,750		-	4,592,500

Net loss			-	-	-		(16,240,406)	(16,240,406)

BALANCE, at December 31, 2014	-	$-	103,660,936	$103,661	$75,255,143		$(52,068,126)	$23,290,678

Warrants issued for granting of terms from accounts payable				-	250,256		-	250,256

Stock issued for the exercise of common stock warrants and options			100,000	140	124,460		-	124,600

Cash received on Common stock issuable						40,000		40,000

Stock issued for the settlement of accounts payable and accrued expense			250,000	250	199,750		-	200,000
Stock options issued for compensation			-	-	10,608,577		-	10,608,577

Stock issued in settlement of lawsuit			25,000	25	725			750

Net loss			-	-	-		(49,569,054)	(49,569,054)

BALANCE, at December 31, 2015	-	$-	104,035,936	$104,076	$86,438,911	$40,000	$(101,637,180)	$(101,637,180)

The accompanying notes are an integral part of these consolidated financial statements.

STANDARD METALS PROCESSING, INC.

Consolidated Statements of Cash Flows

	For the years ended
	December 31, 2015	December 31, 2014
OPERATING ACTIVITIES:
Net loss	$(49,569,054)	$(16,240,406)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	3,387	17,613
Amortization of debt issuance costs	238,679	-
Compensation expense related to issuance of common stock, warrants and stock option grants	10,608,577	12,798,786
Impairment of Shea Mining and Milling assets	33,051,127	-
Impairment on machinery & equipment	1,023,742	-
Loss on settlement of debt	150,000	1,106,487
Settlement of lawsuits	2,658,750	-
Changes in operating assets and liabilities:
Prepaid expenses	28,973	(54,010)
Accounts payable	641,276	795,469
Accrued expenses	481,466	19,053
Accounts payable related party	(4,433)	6,307

Net cash used in operating activities	(687,510)	(1,550,701)

INVESTING ACTIVITIES:
Purchases of equipment	-	(1,671,945)
Payment for construction in progress	(43,528)	(732,053)

Net cash used in investing activities	(43,528)	(2,403,998)

FINANCING ACTIVITIES:
Repayment of short term note principal	-	(25,000)
Cash proceeds from issuance of common stock, warrants and exercise of stock options and warrants, net	124,600	3,790,195
Cash received on common stock issuable	40,000	-
Cash proceeds from Senior secured convertible notes payable - related party	54,590	82,500
Proceeds from Promissory Notes Payable - related party	477,500	-

Net cash provided by financing activities	696,690	3,847,695

DECREASE IN CASH AND CASH EQUIVALENTS	(34,348)	(107,004)
CASH AND CASH EQUIVALENTS, beginning of year	36,095	143,099
CASH AND CASH EQUIVALENTS, end of year	$1,747	$36,095

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Cash paid for interest cost	$27,776	-
Income taxes paid	-	-
Supplemental cash flow disclosures
Convertible promissory notes and accrued interest converted into common stock	-	$118,559
Construction in progress and equipment purchase unpaid	$235,731	$1,044,004
Warrants issued in connection with debt	$250,256	-
Accounts payable settled through issuance of common stock	$200,000
Plant property and equipment used to settle accounts payable	$928,143

The accompanying notes are an integral part of these consolidated financial statements.

STANDARD METALS PROCESSING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 and 2014

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

On March 15, 2011, the Company closed a series of transactions, whereby we acquired certain assets of Shea Mining & Milling, LLC (“Shea Mining”). The exchange agreement was by and between the Company, Shea Mining, Afignis, LLC, Leslie Lucas Partners, LLC, Wits Basin and Alfred A. Rapetti (the “Shea Exchange Agreement”) whereby the Company acquired certain assets from Shea Mining, which assets include those located in Tonopah, Nevada, of land, buildings, a dormant milling facility, abandoned milling equipment, water permits and mine tailings (financed through a note payable assigned to us), mine dumps, a property lease and a contract agreement in exchange for 35,000,000 shares of our unregistered shares. The Shea Exchange Agreement did not include any operable toll milling equipment, employees or operational processes and therefore has been accounted for as a purchase of a group of assets. The Company completed the Shea Exchange Agreement to acquire the Shea Mining assets and develop a toll milling services business of precious minerals. Toll milling is a process whereby mined material is crushed and ground into fine particles to ease the extraction of any precious minerals contained therein, such as gold, silver, lead, zinc and copper, and rare earth metals. See Note 3 –Shea Milling and Mining Assets for a detailed discussion.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2015, the Company incurred losses from operations of $49,569,054. At December 31, 2015, the Company had an accumulated deficit of $101,637,180 and a working capital deficit of $8,937,717. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the year ended December 31, 2015, the Company received net cash proceeds of $696,690 from the exercise of warrants and loans from related parties. Management believes that private placements of equity capital and/or additional debt financing will be needed to fund our long-term operating requirements. The Company may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Standard Metals Processing, Inc., and our wholly owned subsidiaries Tonopah Milling and Metals Group, Inc. and its wholly owned subsidiaries Tonopah Custom Processing, Inc., and Tonopah Resources, Inc. All significant intercompany transactions, accounts and balances have been eliminated in consolidation.

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

Shea Milling and Mining Assets

The Company recorded the fair value of the Shea Mining and Milling assets as an aggregate amount on the consolidated balance sheets. The assets include the mine tailings and dumps, the land, water rights and the milling facility (the buildings and equipment), net of impairment. None of the assets have been put into production, nor has the Company performed any repair or updates to any of the equipment and some updates buildings. As such, the Company will continue to classify them under a single listing.

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

Long-Lived Assets

The Company will periodically evaluate the carrying value of long-lived assets to be held and used, including but not limited to, mineral properties, mine tailings, mine dumps, capital assets and intangible assets, when events and circumstances warrant such a review and at least annually. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose. During the year ended December 31, 2015 the Company had an impairment charge of $34,074,869, see Note 3. There were no impairment charges during the year ended December 31, 2014.

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

Revenue Recognition and Deferred Revenue

As of December 31, 2015, we have recorded no revenues from custom permitted processing toll milling.

Off Balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance sheet activities (including the use of structured finance or special purpose entities) or any trading activities in non-exchange traded commodity contracts that have a current or future effect on our financial condition, changes in the financial condition, revenues or expenses, results of operation, liquidity, capital expenditures or capital resources that are material to our investors.

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

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at December 31, 2015 and 2014. The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

Stock-Based Compensation and Issuance of Stock for Non-Cash Consideration

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options and compensatory stock warrants, based on estimated fair values equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. Non-cash consideration pertains to services rendered by consultants and others and has been valued at the fair value of the Company’s common stock at the date of the agreement. The Company’s accounting policy for employee stock compensation follows the provision of Accounting Standards Codification (ASC) Topic 718-10 “Compensation – Stock Compensation.”

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Accounting Standards Codification (ASC) Topic 505-50, “Equity-Based Payments to Non-Employees.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant begins providing services.

Recent Accounting Standards

During the year ended December 31, 2015 and through April 29, 2016, there were several new accounting pronouncements issued by the Financial Accounting Standards Board.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

NOTE 3 – SHEA MILLING AND MINING ASSETS

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

NOTE 4 – ASSET HELD FOR SALE

During the year ended December 31, 2015 the Company determined that certain equipment with a historic cost of $2,020,415 had a fair value of $996,643 and was no longer required. The Company evaluated this event using the guidance provided by ASC 360-10 “Property, Plant and Equipment – Impairment or disposal of long-life assets” and concluded an impairment of machinery and equipment of $1,023,772. The Company negotiated with the Vendor to accept such certain equipment held for sale in full settlement of the Vendor’s Long-Term Trade Payable, see Note 6. On February 23, 2016 an auction was held in which $222,597 of other equipment was sold for $56,500. The proceeds from this sale were paid to a former employee for past compensation.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

The Company has made some preparations including grading the land, installing fences and drilling various wells for future operations. The Company plans to resume preparing the Tonopah property site for the construction of a permitted custom processing toll milling facility and will work with contractors for our 21,875 square foot building and servicing the various wells.

Components of our property, plant and equipment are as follows:

	December 31,
	2015	2014
Equipment	$21,000	$1,758,818
Construction in Progress	1,775,224	1,778,532
Less accumulated depreciation	(21,000)	(17,613)
	$1,775,224	$3,519,737

NOTE 6 – LONG-TERM TRADE PAYABLE

The following table summarizes the Company’s long-term trade payable:

	December 31,	December 31,
	2015	2014
Vendor agreement dated March 12, 2015 with monthly payments of $50,000 and zero interest	$928,143	$-
Less debt discount	(-)	-
	928,143	-
Less extinguishment of debt	(928,143)	-
Totals	$-	$-

On March 12, 2015 the Company and a vendor of certain equipment entered into an agreement in which the Company agreed to make monthly payments of $50,000 commencing April 15, 2015. During the year end December 31, 2015 the Company negotiated with the Vendor to accept certain equipment held for sale in full settlement of the vendors Long-Term Trade Payable. On February 23, 2016 an auction was held in which $222,597 of other equipment was sold for $56,500. The proceeds from this sale were paid to a former employee for past compensation.

NOTE 7 – PROMISSORY NOTES PAYABLE - RELATED PARTY

The following table summarizes the Company’s notes payable related party:

	December 31,	December 31,
	2015	2014
Promissory note issued on February 11, 2015, in the principal amount of up to $750,000 with tranches received as follows: $200,000 on February 11, 2015 and $48,000 on February 13, 2015; $50,000 on April 13, 2015; on July 31, 2015 $150,000; on October 20, 2015 $2,500; on October 29, 2015 $12,000; on November 4, 2015 $15,000 the note has a stated interest rate of 8%; with a maturity of 1 year from the date of the tranche.	$477,500	$-
Less discount	(11,577)	-
Totals	$465,923	$-

On February 11, 2015, the Company issued an unsecured promissory note (the “Note”) to Tina Gregerson Family Properties, LLC, an entity controlled by a director and interim CEO of the Company. The Note for up to $750,000, is to be provided in tranches. Maturity of each tranche is one year from the date of receipt. Interest will accrue at 8% per annum on each tranche. As consideration, the Company agreed to issue common stock purchase warrants for the purchase of up to 250,000 shares of common stock exercisable for seven years at $1.23 per share. The Company then analyzed the warrant under ASC 470-20-25 Debt with conversion and other options for consideration of a warrants issue. The Company recorded a discount based on the relative fair value of the warrants of $138,880. The Company valued the warrants using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $1.25; warrant term of 7 years; expected volatility of 291%; and discount rate of 1.83% and accounted for them as debt discount, which will be amortized over the term of the note.

NOTE 8 –NOTES PAYABLE

On October 10, 2013, a Senior Secured Convertible Promissory Note for up to $2,500,000 at 8% per annum with an original principal balance of $1,933,345 maturing on April 10, 2015 was issued to Pure Path pursuant to a Settlement and Release Agreement. (see Note 7 Related Party transactions).

The following table summarizes the Company’s remaining convertible promissory notes (convertible into common stock):

	December 31,
	2015	2014
Convertible promissory notes net of unamortized discount of $0 at December 31, 2014; interest rate of 6%; accrued interest of $36,665 at December 31, 2013 and all of these Notes are past due and original terms apply in the default period.	$175,000	$275,000
Debt converted into shares of restricted common stock		(100,000)
	$175,000	$175,000

A holder of a convertible promissory note dated January 26, 2011 converted the entirety of the note consisting of $100,000 of principal and $18,559 of interest on February 28, 2014 into 237,118 shares of the Company’s common stock.

NOTE 9 – SHAREHOLDERS’ EQUITY

Preferred Stock

Simultaneous with the Shea Exchange Agreement, Wits Basin exchanged 19,713,544 shares of our common stock it held for 10,000,000 shares ($.001 par value each) of “Series A Preferred Stock” with an original issue price of $1.00 per share. The Company is in negotiations with Wits to exchange these preferred shares for shares of common stock.

Series A Preferred Stock

Attributes of Series A Preferred Stock include but are not limited to the following:

Distribution in Liquidation

The Series A Preferred Stock has a liquidation preference of $10,000,000, payable only upon certain liquidity events or upon achievement of a market value of our equity equaling $200,000,000 or more. Upon any liquidation, dissolution or winding up of the Corporation, and after paying or adequately providing for the payment of all its obligations, the remainder of the assets of the Corporation shall be distributed, either in cash or in kind, first pro rata to the holders of the Series A Preferred Stock in an amount equal to the Liquidation Value (as described below); then, to any other series of Preferred Stock, until an amount to be determined by a resolution of the Board of Directors prior to issuances of such Preferred Stock, has been distributed per share, and, then, the remainder pro rata to the holders of the Common Stock. Upon the occurrence of any Liquidation Event (as defined below), each holder of Series A Preferred Stock will receive a payment equal to the Original Issue Price for each share of Series A Preferred Stock held by such holder (the “Liquidation Value”). A “Liquidation Event” will have occurred when:

• The Corporation has an average market capitalization (calculated by adding the value of all outstanding shares of Common Stock valued at the Corporation’s closing sale price on the OTCQB or other applicable bulletin board or exchange, plus the value of the outstanding Series A Preferred Stock at the Original Issues Price per share) of $200,000,000 or more over any 90 day period. The holders of the Series A Preferred Stock would have the right, for 30 days after the end of such qualifying 90 day measurement period, to require the Corporation to purchase the Series A Preferred Stock for an amount equal to the Liquidation Value.

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

On April 11, 2016, the Board of Directors retired and cancelled the Series B Preferred Stock. As of that date, no shares of Series B Preferred Stock had been issued and no shares are able to be issued in the future.

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

Restricted Stock Sale

The Company sold four million shares of restricted common stock to an accredited investor on December 21, 2015. The shares were sold at fair market value at a per share price of $0.013, the closing sale price on the date of the sale. The Company received $40,000 for the sale on December 21, 2015. Due to the holidays, the actual issuance of the certificate was delayed until January 26, 2016.

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

The Company recorded non-cash loss on settlement of debt of $0 and $1,106,487 for the years ended December 31, 2015 and 2014, respectively.

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

Promissory Notes

On February 11, 2015, the Company issued an unsecured promissory note (the “Note”) to Tina Gregerson Family Properties, LLC, an entity controlled by a director of the Company. The Note for up to $750,000 will be provided in tranches. Maturity of each tranche is one year from the date of receipt. Interest will accrue at 8% per annum on each tranche. As consideration, the Company agreed to issue common stock purchase warrants for the purchase of up to 250,000 shares of common stock exercisable for seven years at $1.23 per share. Under the terms of the Note, the Company received $200,000 on February 11, 2015, $48,000 on February 13, 2015 and $50,000 on April 13, 2015, $150,000 on July 31, 2015, $2,500 on October 20, 2015, $12,000 on October 29, 2015 and $15,000 on November 4, 2015.

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

On January 16, 2015 the Company’s Chief Operating Officer was granted 2,250,000 options under the 2014 Plan with an exercise price of $1.15 per share for a term of seven years. The options shall vest and become exercisable as follows: (i) 750,000 shall vest on the Date of Grant; (ii) 187,500 shall vest on each of the following dates: April 1, 2015, July 1, 2015, October 1, 2015, January 1, 2016, April 1, 2016, July 1, 2016, October 1, 2016 and January 1, 2017. On March 27, 2015 the Company executed an addendum to the Chief Operating Officer’s employment agreement wherein he agreed to take on additional responsibilities. As consideration, the Company issued an additional 7,000,000 options under the 2014 Plan with an exercise price of $1.00 for a term of seven years. The 7,000,000 options vest in full on grant. The Company and the Chief Operating Officer came to a mutual agreement to terminate this agreement on September 30, 2015. All unvested options are now cancelled, the Company evaluated the transaction using ASC 718-10-35 “Compensation – Stock Compensating” and recorded a reduction in stock compensation cost of $173,252.

On April 24, 2015 the Company entered into an employment agreement with Mr. John Ryan to serve as the Company’s president. Pursuant to the employment agreement, the Company granted Mr. Ryan 2,500,000 options under the 2014 Plan with an exercise price of $0.92 per share for a term of three years to Mr. John Ryan its new President. The options shall vest and become exercisable as follows: (i) 100,000 vested on the Date of Grant; (ii) 150,000 vested on July 24, 2015, (iii) 250,000 shall vest on each of the following dates: October 24, 2015, January 24, 2016 and April 24, 2016, (iv) 750,000 shall vest on achievement of certain performance objectives of tonnage and gold ore concentrate (v) 750,000 shall vest on achievement of certain performance objectives based on earnings before interest, taxes, depreciation and amortization. See the Form 8-K filed with the Commission on April 28, 2015. The Company and Mr. Ryan came to a mutual agreement to terminate this agreement on October 22, 2015. All unvested options are cancelled, the Company evaluated the transaction using ASC 718-10-35 “Compensation – Stock Compensating” and recorded a reduction in stock compensation cost of $477,918.

On June 4, 2015 the Company entered into an employment agreement with Mr. Thomas Loucks to serve as the Company’s Vice President of Corporate Development. Pursuant to the employment agreement, the Company granted Mr. Loucks 2,500,000 options under the 2014 Plan with an exercise price of $0.90 per share for a term of three years. The options shall vest and become exercisable as follows: (i) 500,000 shall vest on the Date of Grant; (ii) 500,000 shall vest on each of the following dates: December 4, 2015, June 4, 2016, December 4, 2016 and June 4, 2017. The Company and Mr. Loucks came to a mutual agreement to terminate this agreement on October 22, 2015. All unvested options are cancelled, the Company evaluated the transaction using ASC 718-10-35 “Compensation – Stock Compensating” and recorded a reduction in stock compensation cost of $620,014.

On June 11, 2015 the Company entered into an employment agreement with Mr. Bobby Cooper to serve as the Company’s Managing Director. Pursuant to the employment agreement, the Company granted Mr. Cooper 2,500,000 options under the 2014 Plan with an exercise price of $0.80 per share for a term of three years. The options shall vest and become exercisable as follows: (i) 500,000 shall vest on the Date of Grant; (ii) 500,000 shall vest on each of the following dates: December 11, 2015, June 11, 2016, December 11, 2016 and June 11, 2017. The Company and Mr. Cooper came to a mutual agreement to terminate this agreement on October 22, 2015. All unvested options are cancelled, the Company evaluated the transaction using ASC 718-10-35 “Compensation – Stock Compensating” and recorded a reduction in stock compensation cost of $554,620.

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

In determining the compensation cost of the stock awards granted during fiscal 2015 and 2014, the fair value of each grant had been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized below:

	2015	2014
Risk-free interest rate	.084% - 2.08%	2.21%
Expected volatility factor	185% - 305%	75%
Expected dividend	—	—
Expected option term	3 to 7 years	7 years

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

The Company recorded $10,608,577 and $12,798,786 related to compensation expense for the years ended December 31, 2015 and 2014, respectively. All compensation expense is included in general and administrative expense. There was no tax benefit from recording this non-cash expense due to our income tax valuation allowance and due to a portion of the options being incentive stock options. The compensation expense had a $0.10 and $0.13 per share impact on the loss per share for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, there was $0 in unrecognized compensation expense.

The following tables summarize information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price
Options outstanding - December 31, 2013	32,750,842	$0.88

Granted	4,000,000	1.71
Canceled or expired	(2,337,000)	0.79
Exercised	(282,000)	0.60
Options outstanding - December 31, 2014	34,131,842	$0.99

Granted	17,500,000	0.90
Forfeited, canceled or expired	(16,555,619)	0.92
Exercised	-	-
Options outstanding – December 31, 2015	35,076,223	$0.90

Weighted average fair value of options granted during the year ended December 31, 2015		$0.90
Weighted average fair value of options granted during the year ended December 31, 2014		$0.94

A summary of the Company’s nonvested options at December 31, 2015, and changes during the year ended December 31, 2015, is presented below:

	Options	Weighted Average Grant Date Fair Value
Non-vested, beginning of period	5,250,000	$0.24
Granted	17,500,000	$0.90
Vested	(5,044,531)	$0.90
Forfeited	(16,555,619)	$0.92
Non-vested, end of period	1,149,850	$0.90

The following tables summarize information about stock options outstanding and exercisable at December 31, 2015:

	Options Outstanding at December 31, 2015
Range of Exercise Prices	Number Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)

$0.40 to $0.60	5,276,223	4.9 years	$0.49	$-
$0.61 to $1.00	12,300,000	4.3 years	$0.71	$-
$1.01 to $1.50	14,500,000	4.8 years	$1.25	$-
$1.51 to $2.25	3,000,000	5.3 years	$1.63	$-
$0.40 to $2.25	35,076,223	4.7 years	$0.98	$-

	Options Exercisable at December 31, 2015
Range of Exercise Prices	Number Exercisable	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)

$0.40 to $0.60	5,276,223	4.9 years	$0.46	$-
$0.61 to $1.00	11,150,150	4.4 years	$0.69	$-
$1.01 to $1.50	14,500,000	4.8 years	$1.25	$-
$1.51 to $2.25	3,000,000	5.3 years	$1.63	$-
$0.40 to $2.25	33,926,373	4.7 years	$0.98	$-

(1)	The aggregate intrinsic value in the table represents the difference between the closing stock price on December 31, 2015 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2015. No options were exercised during 2015.

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

The following table summarizes information about the Company’s stock purchase warrants outstanding at December 31, 2015 and 2014:

	Number	Weighted Average Exercise Price	Range of Exercise Price	Weighted Remaining Contractual Life
Outstanding at December 31, 2013	13,989,207	$0.67	$ 0.20 – 1.00	3.3 years

Granted	150,000	$2.00	$2.00
Cancelled or expired	(1,630,000)	1.00	$1.00
Exercised	(7,025,227)	$0.54	$ 0.25 – 1.00
Outstanding at December 31, 2014	5,483,980	$0.79	$ 0.20 – 2.00	4.8 years

Granted	400,000	$1.24	$ 1.23 – 1.25

Cancelled or expired	(728,340)	0.50	$0.50
Exercised	(140,000)	$0.89	$ 0.25 – 0.89
Outstanding at December 31, 2015	5,015,640	$0.88	$ 0.20 – 2.00	4.4years

Warrants exercisable at December 31, 2015			5,015,640

The aggregate intrinsic value of the 5,165,640 outstanding and exercisable warrants at December 31, 2015 was $0. The intrinsic value is the difference between the closing stock price on December 31, 2015 and the exercise price, multiplied by the number of in-the-money warrants had all warrant holders exercised their warrants on December 31, 2015.

The aggregate intrinsic value of the 5,483,980 outstanding and exercisable warrants at December 31, 2014 was $1,301,875. The intrinsic value is the difference between the closing stock price on December 31, 2014 and the exercise price, multiplied by the number of in-the-money warrants had all warrant holders exercised their warrants on December 31, 2014.

NOTE 10 – LEGAL MATTERS

Midwest Investment Partners, LLC v. Standard Gold Holdings, Inc.

On September 6, 2013, Midwest Investment Partners, LLC filed suit in the United States District Court for the Southern District of Indiana, Evansville Division against Standard Gold Holdings, Inc. alleging a breach of the Company’s obligations under a $50,000 6% Convertible Promissory Note, dated April 5, 2011, and a $25,000 6% Convertible Promissory Note, dated September 2, 2011, by (i) failing to repay the April 5, 2011 Note when due on October 6, 2011, and (ii) failing to repay the September 2, 2011 Note when due on February 29, 2012. On January 10, 2014, Standard Gold filed an Answer with Affirmative and Other Defenses to Midwest’s Complaint and Demand for Jury Trial. On April 3, 2014, Midwest filed a Motion for Summary Judgment. On August 28, 2014, the Court entered an Order granting Midwest’s Motion for Summary Judgment and closed judgment in favor of Midwest against Standard Gold. On November 23, 2015, the parties executed a Settlement Agreement wherein the Company would pay or cause to be paid $130,000 to Midwest and issued 25,000 shares of restricted common stock to Blair Mielke. Additionally, the Company cooperated with Midwest to transfer a number of shares of stock owned by Midwest to Midwest’s investors. The remaining shares of stock owned by Midwest are subject to a lock up, leak out agreement. This settlement agreement settles both this action and the Blair Mielke action listed below.

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

On May 28, 2014, Stephen E. Flechner filed a Notice of Removal to the United States District Court for the Northern District of Alabama, Middle Division. On May 28, 2014, Flechner also filed a Motion to Dismiss the Complaint for Declaratory Judgment or, in the Alternative, a Motion to Change Venue to the United States District Court for the District of Colorado. On June 10, 2014, Standard Metals Processing, Inc. filed a Motion to strike Flechner’s declaration filed as an exhibit to his Notice of Removal, and a Motion to Remand the action back to the Circuit Court of Etowah, Alabama. On November 7, 2014, Standard Metals filed a Motion for leave to file an amended Complaint. On November 21, 2014, Flechner filed his opposition to Standard Metals’ Motion for leave to file an amended Complaint. On November 26, 2014, Standard Metals filed a Response to Flechner’s Opposition to Standard Metals’ Motion for leave to file an amended Complaint. To date, the Court has not issued a decision regarding Standard Metals’ Motion for leave to file an amended Complaint. On December 22, 2014, Standard Metals filed a Response to Flechner’s Motion to Dismiss the Complaint for Declaratory Judgment or, in the Alternative, a Motion to Change Venue to the United States District Court for the District of Colorado. To date, the Court has not issued a decision regarding Standard Metals’ Motion to Dismiss the Complaint for Declaratory Judgment or, in the Alternative, a Motion to Change Venue to the United States District Court for the District of Colorado. On December 30, 2014, the Court entered an Order denying Standard Metals’ Motion to strike Flechner’s declaration filed as an exhibit to his Notice of Removal and Standard Metals’ Motion to Remand. The Court also ordered Standard Metals to show cause why this matter should not be transferred to the United States District Court for the District of Colorado. On January 8, 2015, Standard Metals filed a Brief to show cause why this case should not be transferred. On January 16, 2015, Flechner filed a Response to Standard Metals’ Brief to show cause why this case should not be transferred. On January 21, 2015, Standard Metals filed a Sur-Response to Flechner’s Response to Standard Metals’ Brief to show cause why this case should not be transferred. On January 23, 2015, Flechner filed a Motion for leave to file a Reply to Standard Metals’ Sur-Response to Flechner’s Response to its Brief to show cause why this case should not be transferred. To date, the Court has not issued a decision regarding Flechner’s Motion for leave to file a Reply to Standard Metals’ Sur-Response to Flechner’s Response to its Brief to show cause why this case should not be transferred. On March 26, 2015, the court entered an order dismissing this case without prejudice for lack of personal jurisdiction.

Stephen E. Flechner v. Standard Metals Processing, Inc.

On April 29, 2014, Stephen E. Flechner filed suit in the United States District Court for the District of Colorado against Standard Metals Processing, Inc. alleging that Standard Metals had refused to allow him to exercise stock options granted to him pursuant to a Stock Option Agreement, dated April 1, 2010, and a second Stock Option Agreement, dated January 21, 2011. On June 12, 2014, Standard Metals filed an Answer and a Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division . On January 16, 2015, Standard Metals filed a Motion for Summary Judgment. On January 23, 2015, the Court issued an Order granting in part and denying in part Standard Metals’ Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division . The Court in its Order stayed further proceedings in Colorado pending the issuance of orders by the Alabama court. Thereafter, on January 26, 2015, the Court issued an Order vacating the February 20, 2015 Trial Preparation Conference and the March 9, 2015 Bench Trial. On March 23, 2015, the Court issued an Order denying Standard Metals’ Motion for Summary Judgment. On March 30, 2015, Flechner filed a Motion to Lift the Stay. On March 31, 2015, the Court issued an Order granting Flechner’s Motion to Lift the Stay. On April 6, 2015, the Court issued an Order scheduling a Bench Trial for July 29, 2015. On April 9, 2015, Flechner filed a Motion for Reconsideration of the Court’s March 23, 2015 Order Denying Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On May 1, 2015, the Court issued an Order Granting Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. Standard Metals Processing, Inc. intends to continue to vigorously defend against claims by Steven E. Flechner. On August 12, 2015 the United Stated District Court for the District of Colorado issued a judgment in favor of Stephen E. Flechner for $2,157,000. An amended final judgment was ordered in adjudication of the Complaint by the U.S. District Court for the District of Colorado (the “Court”) on August 28, 2015 in favor of Flechner in the amount of $2,157,000, plus interest through the date of judgment of $235,246, plus interest of $472.76/day from August 28, 2015 until paid in full. The Company, in good faith anticipation of a settlement did not appeal the judgment and therefore, the Company’s notice of appeal was dismissed on November 17, 2015. This judgment is now non-appealable. The Company and Flechner entered into a Settlement Agreement on November 24, 2015, wherein Flechner will receive $450,000 in cash payment and $250,000 in installment payments. As of the date of this filing, the Company has not yet made a payment and has recorded an Accrual in the amount of judgment.

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

On September 10, 2014, Wits Basin Precious Minerals, Inc. filed suit against Standard Metals Processing, Inc. in the United States District Court for the District of Nevada asserting breach of contract, anticipatory breach of contract and equitable relief. On October 16, 2014, Wits Basin filed an Amended Complaint, adding new parties and alleging that Standard Metals had refused to allow it to exercise its option to purchase shares granted to it pursuant to an Exchange Agreement, dated March 15, 2011, so that Wits Basin could obtain shares to meet its requirements under private option agreements it had entered into with option holders, allowing those option holders certain rights, options and warrants to purchase stock in Standard Metals. On November 5, 2014, Standard Metals filed a Second Motion to Dismiss Wits Basin et al.’s Amended Complaint. On March 13, 2015, the Court issued an Order granting in part and denying in part Standard Metals’ Motion to Dismiss the action. The Court dismissed with prejudice Wits Basin et al.’s claims of breach of contract and anticipatory repudiation of the contract. However, the Court allowed Wits Basin et al’s claim against Standard Metals of interference with contract to go forward. The Company and Wits Basin executed a Settlement Agreement on January 22, 2016. Pursuant to the terms of the Settlement Agreement, the Company issued 630,000 warrants to purchase common stock at an exercise price of $0.70 and 630,000 warrants at an exercise price of $0.30 to investors of Wits Basin. The warrants are exercisable until December 31, 2018. The Company will also pay $14,665 in plaintiffs’ legal fees. As of the date of this filing, $7,350 of the attorneys’ fees have been paid and all warrants have been issued. The Company then analyzed the warrant under ASC 470-20-25 Debt with conversion and other options for consideration of a warrants issue. The Company recorded as Accrual for the settlement of lawsuit based on the relative fair value of the warrants of $62,335. The Company valued the warrants using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.06; warrant term of 3 years; expected volatility of 206%; and discount rate of 1.11%.

Blair Mielke v. Standard Metals Processing, Inc., a Nevada corporation, and Does 1 through 20, and Roes Corporations 1 through 20, inclusive

On October 3, 2014, Blair Mielke filed suit against Standard Metals Processing, Inc. in the Eighth Judicial District Court for the State of Nevada in and for the County of Clark, alleging that Standard Metals had refused to issue and deliver to him shares of the Company’s common stock pursuant to the filing of a Form 8-K with the United States Securities and Exchange Commission on August 30, 2011. On October 24, 2014, Standard Metals filed a Petition for Removal to theUnited States District Court for the District of Nevada (Las Vegas) . On October 30, 2014, Standard Metals filed a First Motion to Dismiss. On April 24, 2015, the Court entered an Order granting Standard Metals’ First Motion to Dismiss as to Mielke’s claim for specific performance and denying Standard Metals’ Motion as to all other claims. On May 5, 2015, Standard Metals filed its Answer and Counterclaims. On May 28, 2015, Mielke filed his Motion to Dismiss or, in the Alternative, for Summary Judgment. On June 11, 2015, Standard Metals filed its Response to Mielke’s Motion. Standard Metals Processing, Inc. intends to continue to vigorously defend against the remaining claims by Blair Mielke. This case was settled in the same settlement agreement as the Midwest action executed November 23, 2015.

NOTE 11 – RELATED PARTY TRANSACTIONS

Tina Gregerson/Tina Gregerson Family Properties, LLC

Tina Gregerson was appointed to our board of directors on October 1, 2012 and was appointed to chair the Company’s Compensation Committee, she currently serves as the Chief Executive Officer, Chairwoman of the Board and Secretary. On February 11, 2015, the Company issued an unsecured promissory note (the “Note”) to Tina Gregerson Family Properties, LLC, an entity controlled by a director of the Company. The Note for up to $750,000 will be provided in tranches. Maturity of each tranche is one year from the date of receipt. Interest will accrue at 8% per annum on each tranche. As consideration, the Company agreed to issue common stock purchase warrants for the purchase of up to 250,000 shares of common stock exercisable for seven years at $1.23 per share. Under the terms of the Note, the Company received $200,000 on February 11, 2015, $48,000 on February 13, 2015, $50,000 on April 13, 2015, $150,000 on July 31, 2015, $2,500 on October 20, 2015, $12,000 on October 29, 2015 and $15,000 on November 4, 2015.

Pure Path Management Company, LLC

Pure Path Management Company, LLC (“Pure Path”) is currently the beneficial owner of 20.69% of the Company’s outstanding common stock. On October 10, 2013, the Company issued 27,000,000 shares of common stock to Pure Path Management Company, LLC to settle $1,500,000 of the note payable and accrued interest by the Company to Pure Path.

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

Under the terms of the Pure Path Note noted above, the Company received $54,590 on February 4, 2015.

On April 11, 2016, the Company and Pure Path executed an addendum removing Pure Path’s ability to convert its note into shares of Series B Preferred Stock.

Subsequently, the Company retired and cancelled the entire class of Series B Preferred Stock, such class is no longer available for issuance.

NOTE 12 - INCOME TAXES

The components of income tax expense for the years ended December 31, 2015 and 2014 consist of the following:

	2015	2014
Current tax provision	$—	$—
Deferred tax benefit	(16,853,000)	(5,519,000)
Valuation allowance	16,853,000	5,519,000
Total income tax provision	$—	$—

Reconciliations between the statutory rate and the effective tax rate for the years ended December 31, 2015 and 2014 consist as follows:

	2015	2014
Federal statutory tax rate	(34.0)%	(34.0)%
State taxes, net of federal benefit	0%	0%
Permanent differences	—	—%
Expiration of Stock Options	—	—%
Other	—	—%
Valuation allowance	34%	34%
Effective tax rate	—	—

Significant components of the Company's estimated deferred tax assets and liabilities as of December 31, 2015 and 2014 are as follows:

	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$10,978,000	$9,093,000
Impairment of assets	11,310,000	-
Stock based compensation	3,607,000	-
Loss on settlement of debt	51,000	-
Total deferred tax asset	25,946,000	9,093,000
Valuation allowance	(25,946,000)	(9,093,000)
	$-	$-

As of December 31, 2015, we had approximately $32,290,000 of federal net operating loss carry forwards. These carry forwards, if not used, will begin to expire in 2028. Future utilization of our net operating loss carry forwards is subject to certain limitations under Section 382 of the Internal Revenue Code. We believe that the issuance of our common stock in exchange for the Shea Mining and Milling properties in March of 2011 resulted in an “ownership change” under the rules and regulations of Section 382. Accordingly, our ability to utilize our net operating losses generated prior to this date is limited to approximately $1,000,000 annually.

As of December 31, 2015, we do not believe any of our net operating loss carry forward consists of deductions generated by the exercise of warrants or options to purchase our stock. In the future, the stock options referenced in the above table of deferred tax items may be exercised and we may receive a tax deduction. To the extent that the tax deduction is included in a net operating loss carry forward and is in excess of amounts recognized for book purposes, no benefit will be recognized until the loss carry forward is recognized. Upon utilization and realization of the carry forward, the corresponding change in the deferred asset and valuation allowance will be recorded as additional paid-in capital.

We provide for a valuation allowance when it is more likely than not that we will not realize a portion of the deferred tax assets. We have established a valuation allowance against our net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, we have not reflected any benefit of such deferred tax assets in the accompanying financial statements. Our net deferred tax asset and valuation allowance increased by $16,853,000 in the year ended December 31, 2015.

We reviewed all income tax positions taken or that we expect to be taken for all open years and determined that our income tax positions are appropriately stated and supported for all open years. The Company is subject to U.S. federal income tax examinations by tax authorities for years after 2011 due to unexpired net operating loss carryforwards originating in and subsequent to that year. The Company may be subject to income tax examinations for the various taxing authorities which vary by jurisdiction.

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

At December 31, 2015 and 2014, the weighted average shares from stock options of 35,076,223 and 35,604,540, respectively and warrants of 5,165,640 and 9,654,908, respectively were excluded from the diluted weighted average common share calculation due to the antidilutive effect such shares would have on net loss per common share.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

On June 10, 2014 the Company entered into a one-year employment agreement with Robert Geiges to serve as our Chief Financial Officer with a base salary of $1,000 per month. Mr. Geiges tendered his resignation on October 19, 2015.

On January 16, 2015 the Company entered into an employment agreement with Jonathan Spier to serve as Chief Operating Officer of the Company. Mr. Spier will receive monthly compensation of $1 for January through March 2015 and $12,500 thereafter. Mr. Spier was granted 2,250,000 options under the 2014 Plan with an exercise price of $1.15 per share for a term of seven years. The options shall vest and become exercisable as follows: (i) 750,000 shall vest on the Date of Grant; (ii) 187,500 shall vest on each of the following dates: April 1, 2015, July 1, 2015, October 1, 2015, January 1, 2016, April 1, 2016, July 1, 2016, October 1, 2016 and January 1, 2017. On March 27, 2015 the Company and Mr. Spier executed an addendum to his agreement wherein he agreed to take on additional responsibilities. As consideration, the Company issued an additional 7,000,000 options under the 2014 Plan with an exercise price of $1.00 for a term of seven years. Mr. Spier tendered his resignation on September 30, 2015. All unvested options are cancelled.

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

On June 4, 2015 the Company entered into an employment agreement with Mr. Thomas Loucks to serve as the Company’s Vice President of Corporate Development. Pursuant to the employment agreement, the Company granted Mr. Loucks 2,500,000 options under the 2014 Plan with an exercise price of $0.90 per share for a term of three years to Mr. Thomas Loucks its new Vice President. The options shall vest and become exercisable as follows: (i) Five Hundred Thousand (500,000) shall vest on the Date of Grant; (ii) Five Hundred Thousand (500,000) shall vest December 4, 2015; (iii) Five Hundred Thousand (500,000) shall vest June 4, 2016; (iv) Five Hundred Thousand (500,000) shall vest December 4, 2016; and (v) Five Hundred Thousand (500,000) shall vest June 4, 2016. See the Form 8-K filed with the Commission on June 9, 2015. The Company and Mr. Loucks came to a mutual agreement to terminate this agreement on October 22, 2015. All unvested options are cancelled

On June 11, 2015 the Company entered into an employment agreement with Mr. Bobby E. Cooper to serve as the Company’s Managing Director, Metals and Mining. Pursuant to the employment agreement, the Company granted Mr. Cooper 2,500,000 options under the 2014 Plan with an exercise price of $0.80 per share for a term of three years to Mr. Bobby E. Cooper. The options shall vest and become exercisable as follows: (i) Five Hundred Thousand (500,000) shall vest on the Date of Grant; (ii) Five Hundred Thousand (500,000) shall vest December 11, 2015; (iii) Five Hundred Thousand (500,000) shall vest June 11, 2016; (iv) Five Hundred Thousand (500,000) shall vest December 11, 2016; and (v) Five Hundred Thousand (500,000) shall vest June 11, 2016. See the Form 8-K filed with the Commission on June 16, 2015. The Company and Mr. Cooper came to a mutual agreement to terminate this agreement on October 22, 2015. All unvested options are cancelled

NOTE 15 – SUBSEQUENT EVENTS

Promissory Notes

The Company issued a $55,000 convertible promissory note on February 2, 2016 that was funded January 22, 2016, the interest rate accrues at a rate 8% per annum and is convertible at $0.021 per share based on the ninety day VWAP ending on the date of funding.

The Company issued a $30,000 convertible promissory note on March 17, 2016. Interest rate accrues at a rate 8% per annum and the note is convertible at $0.05 per share based on the ninety day VWAP ending on the date of funding.

The Company issued a $75,000 convertible promissory note on March 29, 2016. Interest rate accrues at a rate 8% per annum and the note is convertible at $0.05 per share based on a fifty percent discount to the closing sale price on the last trading day immediately preceding the issue date.

Preferred Stock

On April 11, 2016 the Company and Pure Path Capital Management LLC, a related party, Path executed an addendum removing Pure Path’s ability to convert its note into shares of Series B Preferred Stock. Subsequently, the Company retired and cancelled the entire class of Series B Preferred Stock, which was never issued or outstanding and such class is no longer available for issuance.

Settlement of lawsuit

On January 15, 2016 the Company reached a settlement agreement with Wits Basin Precious Minerals, Inc., Lee Levine, Michael Lepore, Mark McLain, Morton Waldman, Allan Staller, Thomas McAdam, Arthur Brown, DJ Sikka, and Bryan Reichel in which the Company will issue 630,000 warrants which expire date on December 31, 2018 and with an exercise price of $0.30 per warrant share, 630,000 warrants which expired date on December 31, 2018 and with an exercise price of $0.70 per warrant share and agreed to pay legal fees of $14,665.

Sale of Assets held for sale

On February 23, 2016 an auction was held in which $222,597 equipment was sold for $56,500. The proceeds from this sale were paid to a former employee for past compensation.

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

Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were not effective as of December 31, 2015, because of the identification of the material weaknesses in internal control over financial reporting described below. Notwithstanding the material weaknesses that existed as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer have each concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”). We are currently taking steps to remediate such material weaknesses as described below.

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

As a result of our continued material weaknesses described below, management has concluded that, as of December 31, 2015, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment, management identified the following control deficiencies, which were previously identified, that still represent material weaknesses at December 31, 2015:

·	The Company, at times in the past prior to the period covered by this annual statement, entered into material transactions without timely obtaining the appropriate signed agreements, stock certificates and board approval prior to releasing cash funds called for by the transaction. Management believes the approval process currently in place is sufficient to alleviate any misappropriation of funds and will change procedures if and when circumstances indicate they are needed. Although the Company has taken steps to prevent this from happening by utilizing an escrow agent, agreements entered into by prior management will continue to cause an issue until such prior agreements terminate or expire.

·	Management did not design and maintain effective control relating to the quarter end closing and financial reporting process due to lack of evidence of review surrounding various account reconciliations and properly evidenced journal entries. Due to the Company’s limited resources, the Company has insufficient personnel resources and technical accounting and reporting expertise to properly address all of the accounting matters inherent in the Company’s financial transactions. Additionally, though the Company has recently formed a formal audit committee, the Company has not yet formalized processes and controls that would provide proper board oversight role within the financial reporting process. Management continues to search for additional board members that are independent and can add financial expertise, and intends to formalize oversight processes in this area in an effort to remediate part of this material weakness.

·	The Company’s change in management, board members and officer positions resulting in changes of the responsible person for certain duties has caused delays in the timely review of financial data and banking information. The Company has very limited review procedures in place. This material weakness, previously identified, continued in 2015 as a result of additional management changes. Management plans to establish a more formal review process by the board members in an effort to reduce the risk of fraud and financial misstatements.

We are in the process of establishing certain steps in response to the identification of these material weaknesses that should result in certain changes in our internal control over financial reporting, but due to the Company’s limited funds and inability to add certain staff personnel, the changes may be limited and may also not be completely effective. There were no additional material weaknesses noted during the quarter ended December 31, 2015.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names of all directors and executive officers of the Company, their respective ages and all positions and offices with the Company held by each person as of March 31, 2016:

Name	Age	Positions with the Company

Sharon L. Ullman	69	Chief Financial Officer, Chief Administrative Officer and Director
Tina Gregerson	60	Chief Executive Officer, Director, Secretary and Chairwoman

Sharon L. Ullman

Sharon L. Ullman was appointed to our board of directors on March 18, 2011, in connection with the Shea Exchange Agreement. Effective December 16, 2011, Ms. Ullman was appointed to serve as the Company’s interim Chief Executive Officer and Executive Chairperson of the Board. On October 9, 2012, the Board of Directors voted to remove “interim” from her title and approve her position as Chief Executive Officer and Chairman of the Board. On February 6, 2014, the Board of Directors voted to appoint Ms. Ullman the Company’s President and Executive Chairwoman of the Board of Directors. On August 20, 2015 Ms. Ullman stepped down as CEO and President and took on the role of Chief Administrative Officer, she was appointed as the Interim Chief Financial Officer on October 26, 2015. Her appointment as CFO and Chief Administrative Officer was confirmed by the Board of Directors on April 4, 2016 and she was also appointed as the Treasurer.

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

Tina Gregerson

Tina Gregerson was appointed to our board of directors on September 27, 2012 and was appointed Secretary of the Company on November 29. 2012. She also serves on the compensation committee and as chairman of the compensation committee. Tina was appointed as Interim Chief Executive Officer on October 26, 2015. On April 4, 2016 the Board confirmed Ms. Gregerson’s appointment as CEO, and further appointed her to Chairwoman and Secretary.

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

AUDIT COMMITTEE, COMPENSATION COMMITTEE AND FINANCIAL EXPERT

The Company does have a formal audit committee but currently does not have a financial expert. The audit committee consists of Tina Gregerson and Sharon Ullman. There were no audit committee meetings held during 2015. Financial information relating to quarterly reports was disseminated to all board members for review. The audited financial statements for the years ended December 31, 2015 and 2014 were provided to each member of the board in which any concerns by the members were directed to management and the auditors.

The Company has a compensation committee comprised of Sharon Ullman and Tina Gregerson. There were no compensation committee meetings during 2015 but several actions taken by written consent.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation of each named executive officer for the fiscal years ended December 31, 2015 and 2014 awarded to or earned by (i) each individual serving as our principal executive officer and principal financial officer of the Company and (ii) each individual that served as an executive officer of the Company at the end of such fiscal years who received compensation in excess of $100,000.

	Annual Compensation			Option		All Other
Name and Principal Position	Year	Salary	Bonus	Awards (1)		Compensation		Total ($)

Interim Chief Financial Officer, Chief Administrative Officer and Director(2)
Sharon L. Ullman	2015	$75,500	$—	$		$6,319	(3)	$81,819	(4)
	2014	$250,000	$—	$—		$12,637	(3)	$262,637

Director and President of subsidiary	2015	59,500						59,500
James Stieben(5)	2014	$133,333	$—	$880,660	(6)	$13,139	(7)	$1,027,132

Secretary and Director
Tina Gregerson	2015	$—	$—	$—		$—		$—
	2014	$—	$—	$1,174,213	(8)	$—		$1,174,213

Chief Financial Officer	2015	$10,000						$10,000
Robert Geiges (9)	2014	$6,000	$—	$—		$—		$6,000

(1)	The amounts shown are the aggregate grant date fair values of these awards computed in accordance with Financial Accounting Standards Board (“FASB”) guidance now codified as Accounting Standards Codification (“ASC”) FASB ASC Topic 718, “Stock Compensation” (formerly under FASB Statement No. 123(R)).
(2)	Ms. Ullman served as Chief Executive Officer until August 20, 2015; she was appointed Chief Administrative Officer and subsequently appointed Interim Chief Financial Officer on October 28, 2015.
(3)	other compensation consists of healthcare payments made pursuant to Ms. Ullman’s employment agreement.
(4)	Ms. Ullman agreed to suspend her salary on April 1, 2015 and to forfeit all outstanding salary and compensation owed to her as of August 27, 2015.
(5)	Mr. Stieben resigned on August 20, 2015.
(6)	Mr. Stieben was granted 750,000 options exercisable at $1.67 per share and vested at grant June 18, 2014. Please see Note 9 in the Notes to the Financial Statements for a discussion of the assumptions made in the valuation of the Company’s options.
(7)	The listed above as other compensation consists of healthcare payments and Truck allowance made pursuant to Mr. Stieben’s agreement with the Compensation committee.
(8)	Ms. Gregerson was granted 1,000,000 options exercisable at $1.67 per share and vested at grant June 18, 2014. Please see Note 9 in the Notes to the Financial Statements for a discussion of the assumptions made in the valuation of the Company’s options.
(9)	Mr. Geiges tendered his resignation on October 19, 2015.

EXECUTIVE EMPLOYMENT AGREEMENTS

On June 10, 2014 the Company entered into an employment agreement with Robert Geiges to serve as the Chief Financial Officer. The term is for one year and Mr. Geiges will receive a salary of $1,000 per month. Mr. Geiges served as CFO until October 19, 2015.

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

OUTSTANDING EQUITY AWARDS TABLE

No options were exercised by our named executive officers during the year ended December 31, 2015. The following table sets forth information of outstanding option awards held by named executive officers as of December 31, 2015.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Sharon L. Ullman	4,500,000	—		$0.40	11/13/2020

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

The following information sets forth the number and percentage of shares of the Company’s common stock owned beneficially, as of May 2, 2016, by any person, who is known to the Company to be the beneficial owner of five percent or more of the Company’s common stock, and, in addition, by each director and each executive officer of the Company, and by all directors and executive officers as a group.

Information as to beneficial ownership is based upon statements furnished to the Company by such persons and the shareholder list provided by the Company’s transfer agent, American Stock Transfer & Trust Company, LLC, as of May 2, 2016.

Name and Address	Amount of Beneficial Ownership (1)		Percentage of Class %

Sharon Ullman	22,900,000	(2)	20.25%
611 Walnut Street
Gadsden, AL 35901

Tina Gregerson	15,270,000	(3)	13.50%
611 Walnut Street
Gadsden, AL 35901

All directors and officers as a group (4 persons)	38,170,000		33.75%

Pure Path Capital Management, LLC	23,400,000		20.69%
5348 Vegas Drive
Suite 623
Las Vegas, NV 89108

(1)	Except as otherwise indicated, each person possesses sole voting and investment power with respect to the shares shown as beneficially owned. Shares are deemed owned in the same percentage as the individual’s ownership in the entity owning such shares.

(2)	18,400,000 of these shares are held in the name of Afignis, LLC of which Ms. Ullman is the Managing Manager. Includes 4,500,000 options that are currently vested and exercisable.

(3)	Tina Gregerson, our Secretary and a member of the Board of Directors, indirectly owns 14,270,000 shares held by Gregerson Family Properties, LLC and 1,000,000 beneficial stock options granted directly to Tina Gregerson.

EQUITY COMPENSATION

The following table sets forth certain information regarding equity compensation plan information as of December 31, 2015:

				Number of securities
				remaining available for
				future issuance under
				equity compensation
	Number of securities to		Weighted-average	plans (excluding
	be issued upon exercise		exercise price of	securities reflected in
Plan category	of outstanding options		outstanding options	column (a))
	(a)			(b)
Equity compensation plans approved by security holders	28,194,380	(1)	$—	46,805,620
	—		—	—

Equity compensation plans not approved by security holders	800,000	(2)	$—
	800,000	(3)	$—
	31,843	(4)	$—
	5,250,000	(5)	$—
Total	35,076,223		0.98

(1)	granted pursuant to the 2014 Option Plan, for individual grants. See the notes to the financial statements
(2)	granted to Stephen King
(3)	granted to Steven Flechner
(4)	represents 26,223 granted to Stephen King and 5,619 granted to Steven Flechner in accordance with the correction and adjustment. See Note 9 in the financial statements regarding the adjustment/correction of the 2010 Option Plan
(5)	represents 4,500,000 options granted and vested to Sharon Ullman and 750,000 options granted and vested to Jim Stieben.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following describes certain relationships and related transactions that we have with persons deemed to be affiliates of ours. We believe that each of the transactions described below were on terms at least as favorable to our Company as we would have expected to negotiate with unaffiliated third parties.

Pure Path Capital Management Company, LLC

As of April 29, 2015, Pure Path Capital Management Company, LLC (“Pure Path”) is currently the direct beneficial owner of approximately 20.69% of the Company. On October 11, 2013, we issued 27,000,000 shares of common stock to Pure Path Capital Management Company, LLC to settle a portion of the debt the Company owes to Pure Path.

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

The Company and Pure Path executed an addendum removing Pure Path’s ability to convert its note into shares of Series B Preferred Stock.

Subsequently, the Company retired and cancelled the entire class of Series B Preferred Stock, such class is no longer available for issuance.

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

Our Board of Directors appointed and shareholders ratified the engagement of Turner, Stone & Company, L.L.P. (“Turner”) to audit our financial statements for the year ended December 31, 2015.

AUDIT FEES:

The aggregate fees billed for professional services rendered by Turner for the audit of the Company's annual consolidated financial statements and review of consolidated financial statements included in the Company's Form 10-K and 10-Q for 2015, and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was $75,400 for the year ended December 31, 2015.

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

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Company has an audit committee, but has yet to formalize processes and controls that would provide proper Board oversight. Our Board approves each engagement for audit or non-audit services before we engage our independent auditor to provide those services. The Board has not established any pre-approval policies or procedures that would allow our management to engage our independent auditor to provide any specified services with only an obligation to notify the audit committee of the engagement for those services. None of the services provided by our independent auditors for fiscal year 2015 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report on Form 10-K, or are incorporated herein by reference.

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation filed with the State of Nevada (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended 2010 filed on March 21, 2011).
3.2	Articles of Amendment, effective January 4, 2013 (incorporated by reference to Exhibit 9.01 to the Company’s Current Report on Form 8-K filed on March 13, 2013).
3.3	Amendment to the Articles of Incorporation and Plan of Conversion filed with the State of Colorado with effective dates of March 4 and March 5, 2013 (incorporated by reference to the Schedule 14C information filed on February 11, 2013).
3.4	Amended and Restated By-Laws effective January 12, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 13, 2010).
10.1	2010 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2011).
10.2	Exchange Agreement, dated March 15, 2011, by and between the Company, Shea Mining & Milling, LLC, Afignis, LLC, Leslie Lucas Partners, LLC, Wits Basin Precious Minerals Inc. and Alfred A. Rapetti, (incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.3	Assignment and Assumption of Loan Documents and Loan Modification Agreement, dated March 15, 2011, by and between the Company, Shea Mining & Milling, LLC and NJB Mining, Inc, (incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.4	Term Loan Agreement, dated August 25, 2009, by and between Shea Mining & Milling, LLC and NJB Mining, Inc (assumed by the Company on March 15, 2011), (incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.5	Promissory Note, dated August 25, 2009, issued by Shea Mining & Milling, LLC to NJB Mining, Inc (assumed by the Company on March 15, 2011), (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.6	Deed of Trust and Security Agreement with Assignment of Rents and Fixture Filing, dated August 21, 2009, executed by Shea Mining & Milling, LLC in favor of NJB Mining, Inc (assumed by the Company on March 15, 2011), (incorporated by reference to Exhibit 10.17 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).

10.7	Assignment of Lease and Rents, dated August 21, 2009, executed by Shea Mining & Milling, LLC in favor of NJB Mining, Inc (assumed by the Company on March 15, 2011), (incorporated by reference to Exhibit 10.18 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.8	Environmental Indemnity, dated August 25, 2009, by and between Shea Mining & Milling, LLC and NJB Mining, Inc (assumed by the Company on March 15, 2011), (incorporated by reference to Exhibit 10.19 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.9	Lease Agreement, dated April 6, 2010, by and between Father Gregory Ofiesh, Mary Jane Ofiesh and Shea Mining (assumed by the Company on March 15, 2011), (incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.10	First Amendment to Lease Agreement and Contract Agreement, effective as of March 15, 2010, by and between Father Gregory Ofiesh, Mary Jane Ofiesh, the Company and Liberty Processing, LLC, (incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.11	Employment Agreement with Mark D. Dacko dated May 19, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 19, 2011).
10.12	Standard Gold, Inc. 2010 Stock Incentive Plan (amended as of July 25, 2011), (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2011 (File No. 000-14319)).
10.13	Forbearance Agreement, dated September 1, 2011, by and between Standard Gold, Inc. and NJB Mining, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2011 (File No. 000-14319)).
10.14	Amended and Restated Forbearance Agreement dated December 21, 2011 between Standard Gold, Inc., and Pure Path Capital Management Company, LLC, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on December 23, 2011).
10.15	Articles of Amendment to the Articles of Incorporation of Standard Gold, Inc. (incorporated by reference to Exhibit A to the Company’s Schedule 14C filed on February 11, 2013).
10.16	Plan of Conversion of Standard Gold, Inc., a Colorado corporation, into Standard Gold, Inc., a Nevada corporation (incorporated by reference to Exhibit B to the Company’s Schedule 14C filed on February 11, 2013).
10.17	Articles of Incorporation of Standard Gold, Inc. (incorporated by reference to Exhibit C to the Company’s Schedule 14C filed on February 11, 2013).
10.18	Bylaws of Standard Gold, Inc. (incorporated by reference to Exhibit D to the Company’s Schedule 14C filed on February 11, 2013).
10.19	Statement of Correction (Document Number 20111157771) (incorporated by reference to Exhibit 3(i).01 to the Company’s Form 8-K filed on March 13, 2013).
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

STANDARD METALS PROCESSING, INC.

Dated: May 2, 2016	By:	/s/ Tina Gregerson
Tina Gregerson
Chief Executive Officer

Each person whose signature to this Annual Report appears below hereby constitutes and appoints Tina Gregerson and Sharon L. Ullman as their true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments to this Annual Report and any and all instruments or documents filed as part of or in connection with this Annual Report or the amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company, in the capacities and dates indicated.

Name	Title	Date

/s/ Tina Gregerson	Chief Executive Officer, Secretary and Director	May 2, 2016
Tina Gregerson

/s/ Sharon Ullman	Chief Financial Officer, Chief Administrative Officer, Director	May 2, 2016
Sharon Ullman

