Form 10-Q
period 2016-03-31
Standard Metals Processing, Inc.
filed 2016-05-16
CIK 773717

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 13, 2016, there were 113,075,936 shares of the Registrant’s common stock, par value $.001, outstanding.

STANDARD METALS PROCESSING, INC.

FORM 10-Q

TABLE OF CONTENTS

March 31, 2016

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain statements which are forward-looking in nature and are based on the current beliefs of our management as well as assumptions made by and information currently available to management, including statements related to the uncertainty of the quantity or quality of minerals in our tailings, the fluctuations in the market price of such reserves, general trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this Form 10-Q, the words “may,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict” and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. These statements reflect our judgment as of the date of this Form 10-Q with respect to future events, the outcome of which is subject to risks. We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectations, which may have a significant impact on our business, operating results, financial condition or your investment in our common stock, as described in Part II, Item 1A entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

STANDARD METALS PROCESSING, INC.
Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015
	(unaudited)	(audited)
Assets
Current assets:
Cash	$37,318	$1,747
Prepaid expenses	16,621	30,037
Assets held for Sale	12,000	68,500

Total current assets	65,939	100,284
Shea Mining and Milling Assets	2,108,300	2,108,300
Property, plant and equipment:
Machinery and equipment	21,000	21,000
Construction in progress	1,775,224	1,775,224
	1,796,224	1,796,224
Accumulated depreciation	(21,000)	(21,000)
Net property, plant and equipment	1,775,224	1,775,224
Total Assets	$3,949,463	$3,983,808

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Senior secured convertible promissory note payable, related party	$2,229,187	$2,229,187
Promissory notes payable - related party, net of debt discount of $0 March 31, 2016 and $11,577 December 31, 2015	477,500	465,923
Convertible notes payable	175,000	175,000
Accrual for settlement of lawsuits	2,581,000	2,658,000
Due to Wits Basin Precious Minerals Inc.	16,616	16,616
Accounts payable	1,992,803	2,053,376
Accrued interest	580,237	530,103
Accrued expenses	870,100	907,922
Accounts payable to related party	15,008	1,874

Total current liabilities	8,937,451	9,038,001

Long-term debt
Convertible notes payable, net of $154,021 discount	5,979	-

Commitments and Contingencies (Note 9)

Preferred stock, 50,000,000 shares authorized:
Series A, $.001 par value, 10,000,000 and 10,000,000 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	10,000,000	10,000,000

Shareholders’ equity (deficit):
Series B preferred stock, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized: 108,075,936 and 104,075,936 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	108,076	104,076
Additional paid-in capital	86,697,246	86,438,911
Common stock issuable	-	40,000
Accumulated deficit	(101,799,289)	(101,637,180)
Total shareholders’ equity (deficit)	(14,993,967)	(15,054,193)
Total Liabilities and Shareholders’ Equity (Deficit)	$3,949,463	$3,983,808

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.
Consolidated Statements of Operations

(unaudited)

	Three months ended
	March 31, 2016	March 31, 2015

Revenues	$-	$-

Operating expenses:
General and administrative	74,239	569,519
Stock compensation expense	-	6,543,843
Depreciation and amortization	-	3,387

Total operating expenses	74,239	7,116,749
Loss from operations	(74,239)	(7,116,749)

Other income (expense):
Other income	1,825	2,433
Interest expense	(72,139)	(53,704)
Amortization of debt discount	(17,556)	(26,658)

Total other income (expense)	(87,870)	(77,929)
Loss before income tax provision	(162,109)	(7,194,678)

Income tax provision	-	-
Net loss	$(162,109)	$(7,194,678)

Basic net loss per common share	$(0.00)	$(0.07)

Basic weighted average common shares outstanding	106,933,079	103,714,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.
Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended
	March 31, 2016	March 31, 2015
OPERATING ACTIVITIES:
Net loss	$(162,109)	$(7,194,678)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	-	3,387
Amortization of debt issuance costs	17,556	26,645
Compensation expense related to issuance of common stock, warrants and stock option grants	-	6,543,843
Changes in operating assets and liabilities:
Prepaid expenses	13,416	18,064
Accounts payable	(67,887)	255,851
Accrued expenses	12,311	92,108
Accounts payable related party	13,134	7,155
Accrual for settlement of lawsuits	(7,350)	-

Net cash used in operating activities	(180,929)	(247,625)

INVESTING ACTIVITIES:
Payment for construction in progress	-	(169,269)
Proceeds from the sale of assets	56,500	-

Net cash provided by (used in) investing activities	56,500	(169,269)

FINANCING ACTIVITIES:
Cash proceeds from issuance of common stock, warrants and exercise of stock options and warrants, net	-	89,000
Cash proceeds from Senior secured convertible notes payable - related party	-	248,000
Cash proceeds from debt	-	53,000
Cash proceeds from convertible notes payable	160,000	-

Net cash provided by financing activities	160,000	390,000

(INCREASE) DECREASE IN CASH AND CASH EQUIVALENTS	35,571	(26,894)
CASH AND CASH EQUIVALENTS, beginning of period	1,747	36,095
CASH AND CASH EQUIVALENTS, end of period	$37,318	$9,201

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Cash paid for interest cost	$22,005	-
Income taxes paid	-	-
Supplemental cash flow disclosures
Debt discount on convertible notes payable	$160,000	-
Common stock issued	$40,000	-
Construction in progress and equipment purchase unpaid	$-	$928,130
Warrants issued in settlement of lawsuit	$62,335	-
Shares issued for accounts payable settlement	$-	83,532
Warrants issued in connection with debt	$-	162,967

The accompanying notes are an integral part of these consolidated financial statements.

STANDARD METALS PROCESSING, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(unaudited)

NOTE 1 - OVERVIEW

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

The Company plans to perform permitted custom processing toll milling which is a process whereby mined material is crushed and ground into fine particles to ease the extraction of any precious minerals contained therein, such as minerals in the gold, silver and platinum metal groups. Custom milling and refining can include many different processes that are designed specifically for each ore load and to maximize the extraction of precious metals from carbon or concentrates. These toll-processing services also distill, dry, mix, or mill chemicals and bulk materials on a contractual basis and provide a chemical production outsourcing option for industrial companies, which lack the expertise, capacity, or regulatory permits for in-house production.

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

Refocused Business Plan

The Company considered altering its strategy and establishing itself as a specialized mining house that can provide financing in exchange for metals streaming and royalty financing, and also to seek opportunities to acquire current income-producing metal streams and royalty contracts. The Company has undergone some changes in management and a refocus in its business plan. Management is delaying any plans for metals streaming and royalty. The Company is reexamining its next for developing a processing facility.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2016, the Company incurred losses from operations of $162,109. At March 31, 2016, the Company had an accumulated deficit of $101,799,289 and a working capital deficit of $8,871,512. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the three months ended March 31, 2016, the Company received net cash proceeds of $160,000 from the convertible promissory notes payable. Management believes that private placements of equity capital and/or additional debt financing will be needed to fund our long-term operating requirements. The Company may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include the accounts of Standard Metals Processing, Inc., its wholly owned subsidiary Tonopah Milling and Metals Group, Inc. (“TMMG”), and TMMG’s wholly owned subsidiaries Tonopah Custom Processing, Inc. and Tonopah Resources, Inc. All significant intercompany transactions, accounts and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2015 filed May 2, 2016. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year as a whole.

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

Recent Accounting Pronouncements

During the period ended March 31, 2016 and through May 16, 2016, there were several new accounting pronouncements issued by the Financial Accounting Standards Board.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

NOTE 3 –SHEA MILLING AND MINING ASSETS

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

NOTE 4 – ASSET HELD FOR SALE

During the year ended December 31, 2015 the Company determined that certain equipment with a historic cost of $2,020,415 had a fair value of $996,643 and was no longer required. The Company evaluated this event using the guidance provided by ASC 360-10 “Property, Plant and Equipment – Impairment or disposal of long-life assets” and concluded an impairment of machinery and equipment of $1,023,772. The Company negotiated with the Vendor that originally sold the equipment to the Company to accept such certain equipment held for sale in full settlement of the Vendor’s Long-Term Trade Payable. On February 23, 2016 an auction was held in which $222,597 of other equipment was sold for $56,500. The net proceeds from this sale of $37,821 were paid to a former employee for past compensation. The Company is negotiating the sale of additional equipment with a fair value of $12,000.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

The Company is preparing the Tonopah property site for the construction of a permitted custom processing toll milling facility including grading the land, installing fencing and working with contractors for our 21,875 square foot building and servicing and drilling various wells for our future operations.

Components of our property, plant and equipment are as follows:

	March 31,	December 31,
	2016	2015
Equipment	$21,000	$21,000
Construction in Progress	1,775,224	1,775,224
Less accumulated depreciation	(21,000)	(21,000)
	$1,775,224	$1,775,224

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Between January 22, 2016 and March 31, 2016 the Company issued Convertible Promissory Notes totaling $160,000. The Convertible promissory notes accrue interest at 8% and mature 2 years from the date of issue. At the option of the holder the Convertible Promissory Notes convert into shares of the Company’s Common Stock. The $55,000 convertible promissory note is convertible at $0.021 per share based on the ninety day VWAP ending on the date of funding, the $30,000 convertible promissory note is convertible at $0.05 per share based on the ninety day VWAP ending on the date of funding, and the $75,000 convertible promissory note is convertible at $0.05 per share based on a fifty percent discount to the closing sale price on the last trading day immediately preceding the issue date. The Company then analyzed the conversion under ASC 470-20 Debt with conversion and other options for consideration of a conversion feature. The Company recorded a discount for the intrinsic value of the conversion feature of $160,000 and will amortize this debt discount over the term of the notes.

On October 10, 2013, a Senior Secured Convertible Promissory Note for up to $2,500,000 at 8% per annum with an original principal balance of $1,933,345 maturing on April 10, 2015 was issued to Pure Path pursuant to a Settlement and Release Agreement. (See Note 7 Related Party transactions).

The following table summarizes the Company’s remaining convertible promissory notes (convertible into common stock):

	March 31	December 31
	2016	2015
Convertible notes net of unamortized discount of $154,021 at March 31, 2015; interest rate of 8%;	$5,979	$-
Convertible promissory notes net of unamortized discount of $0 at December 31, 2014; interest rate of 6%; accrued interest of $36,665 at December 31, 2013 and all of these Notes are past due and original terms apply in the default period.	$175,000	$175,000
Less current portion of Convertible Notes Payable	(175,000)	(175,000)
	$5,979	$-

NOTE 7 – PROMISSORY NOTES PAYABLE - RELATED PARTY

The following table summarizes the Company’s notes payable related party:

	March 31,	December 31,
	2016	2015
Promissory note issued on February 11, 2015, in the principal amount of up to $750,000 with tranches received as follows: $200,000 on February 11, 2015; $48,000 on February 13, 2015; $50,000 on April 13, 2015; $150,000 on July 31, 2015, $2,500 on October 20, 2015, $12,000 on October 29, 2015 and $15,000 on November 4, 2015; the note has a stated interest rate of 8%; with a maturity of 1 year from the date of the tranche.	$477,500	$477,500
Less discount	(-)	(11,577)
Totals	$477,500	$465,923

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

The Company is in negotiations with Wits to exchange the Series A Preferred Stock for Common Stock.

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

Common Stock Issuances

The Company sold four million shares of restricted common stock to an accredited investor on December 21, 2015. The shares were sold at fair market value at a per share price of $0.013, the closing sale price on December 21, 2015. The Company received $40,000 for the sale on December 21, 2015. Due to the holidays, the actual issuance of the certificate was delayed until January 26, 2016.

Option Grants

2010 Plan

The Company had one stock option plan: the 2010 Stock Incentive Plan, as amended (the “2010 Plan”). Stock options, stock appreciation rights, restricted stock and other stock and cash awards may be granted under the Plan. In general, options vest over a period ranging from immediate vesting to five years and expire 10 years from the date of grant. Effective January 21, 2011, the Company’s Board of Directors (the “Board”) authorized an amendment to the 2010 Stock Incentive Plan, to increase the number of options available for granting under the 2010 Plan from 3,000,000 to 13,500,000 and authorized the Company to file an S-8 Registration Statement with the U.S. Securities and Exchange Commission (subsequently filed on January 27, 2011) for the registration of the shares available in the Plan. On March 15, 2011, with the closing of the Shea Exchange Agreement a “change of control” event was deemed to have occurred and 13,500,000 previously granted stock options vested in full. Effective July 25, 2011, the 2010 Plan was amended to increase the total shares of stock which may be issued under the 2010 Plan from 13,500,000 to 14,500,000.

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

On June 18, 2014, the Company granted 250,000 options to purchase common stock of the Company at an exercise price of $1.67 per share with a term of seven years to a legal advisor. The options vested in full on grant.

On June 18, 2014, the Company granted 750,000 options to purchase common stock of the Company at an exercise price of $1.67 per share with a term of seven years to the President of our Tonopah Custom Processing, Inc. subsidiary. The options vested in full on grant.

On June 18, 2014, the Company granted 1,000,000 options to purchase common stock of the Company at an exercise price of $1.67 per share with a term of seven years to an officer of the Company. The options vested in full on grant.

On January 16, 2015 the Company’s Chief Operating Officer was granted 2,250,000 options under the 2014 Plan with an exercise price of $1.15 per share for a term of seven years. The options shall vest and become exercisable as follows: (i) 750,000 shall vest on the Date of Grant; (ii) 187,500 shall vest on each of the following dates: April 1, 2015, July 1, 2015, October 1, 2015, January 1, 2016, April 1, 2016, July 1, 2016, October 1, 2016 and January 1, 2017. On March 27, 2015 the Company executed an addendum to the Chief Operating Officer’s employment agreement wherein he agreed to take on additional responsibilities. As consideration, the Company issued an additional 7,000,000 options under the 2014 Plan with an exercise price of $1.00 for a term of seven years. The 7,000,000 options vested in full on grant.

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

On July 21, 2015 the Company agreed to reprice 750,000 options of an officer and director June 18, 2014 with an original exercise price of $1.67 to $0.75 exercise price. The accounting effect of this resolution is to cancel the previous options and reissue new options with the new exercise price of $0.75 with vested immediately as all other option terms remained the same and reduced option compensation by $318,270.

The Company uses the Black-Scholes pricing model as a method for determining the estimated fair value for stock awards. Compensation expense for stock awards is recognized on a straight-line basis over the vesting period of service awards and for performance-based awards, the Company recognizes the expense when the performance condition is probable of being met.

In determining the compensation cost of the stock awards granted during the three month period ended March 31, 2016 and the year ended December 31, 2015, the fair value of each grant had been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized below:

	2016	2015
Risk-free interest rate	.84% -1.74%	2.21%- 2.41%
Expected volatility factor	185% - 293%	75%
Expected dividend	—	—
Expected option term (years)	3 - 7	7

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

The Company recorded $0 and $6,543,843 related to compensation expense for the three months ended March 31, 2016 and 2015, respectively. All compensation expense is included in general and administrative expense. There was no tax benefit from recording this non-cash expense due to our income tax valuation allowance and due to a portion of the options being incentive stock options. As of March 31, 2016, there was $0 in unrecognized compensation expense.

The following tables summarize information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price
Options outstanding - December 31, 2014	34,131,842	$0.99
Granted	17,500,000	.90
Canceled or expired	(16,555,619)	.92
Exercised	-	-
Options outstanding - December 31, 2015	35,076,223	$0.99
Granted	-	-
Canceled or expired	(2,500,000)	0.88
Exercised	-	-
Options outstanding –March 31, 2016	32,576,223	$0.98
Weighted average fair value of options granted during the period ended March 31, 2016		$-
Weighted average fair value of options granted during the year ended December 31, 2015		$0.90

A summary of the Company’s non-vested options at March 31, 2016, and changes during the three months ended March 31, 2016, is presented below:

	Options	Weighted Average Grant Date Fair Value
Non-vested, beginning of period	1,149,850	$0.90
Granted	-	$-
Vested	-	$-
Forfeited	1,149,850	$0.88
Non-vested, end of period	-	$-

The following tables summarize information about stock options outstanding and exercisable at March 31, 2016:

	Options Outstanding at March 31, 2016
Range of Exercise Prices	Number Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$0.40 to $0.60	5,276,223	4.6 years	$0.46	$-
$0.61 to $1.00	9,800,000	4.5 years	$0.67	$-
$1.01 to $1.50	14,500,000	5.2 years	$1.25	$-
$1.51 to $2.25	3,000,000	5.6 years	$1.63	$-
$0.40 to $2.25	32,576,223	4.8 years	$0.98	$-

	Options Exercisable at March 31, 2016
Range of Exercise Prices	Number Exercisable	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$0.40 to $0.60	5,276,223	4.6 years	$0.46	$-
$0.61 to $1.00	9,800,000	4.5 years	$0.67	$-
$1.01 to $1.50	14,500,000	5.2 years	$1.25	$-
$1.51 to $2.25	3,000,000	5.6 years	$1.63	$-
$0.40 to $2.25	32,576,223	4.8 years	$0.98	$-

(1)	The aggregate intrinsic value in the table represents the difference between the closing stock price on March 31, 2016 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on March 31, 2016.

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

The following table summarizes information about the Company’s stock purchase warrants outstanding at March 31, 2016 and December 31, 2015:

	Number	Weighted Average Exercise Price	Range of Exercise Price	Weighted Remaining Contractual Life
Outstanding at December 31, 2014	5,483,980	$0.79	$0.20 – 2.00	4.8 years
Granted	400,000	$1.24	$1.23-1.25
Cancelled or expired	(728,340)	0.50	0.50
Exercised	(140,000)	$0.89	$0.25 – 0.89
Outstanding at December 31, 2015	5,015,640	$0.88	$0.20 – 2.00	4.4 years
Granted	1,260,000	$-	$-
Cancelled or expired	-	0.50	0.30 - 0.70
Exercised	-	$-	$-
Outstanding at March 31, 2016	6,275,640	$0.81	$0.20 - 2.00	5.2 years
Warrants exercisable at March 31, 2016			6,425,640

The aggregate intrinsic value of the 6,425,640 outstanding and exercisable warrants at March 31, 2016 was $0. The intrinsic value is the difference between the closing stock price on March 31, 2016 and the exercise price, multiplied by the number of in-the-money warrants had all warrant holders exercised their warrants on March 31, 2016.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Executive Employment Agreements

On November 13, 2013, the Company entered into an employment agreement with Sharon Ullman to serve as Chief Executive Officer (CEO). Ms. Ullman had been serving as the Company’s interim CEO since December 16, 2011, and CEO since October 9, 2012 when the Board removed “interim” from her title, but did not have an agreement in place. The term of the agreement is for a period of three years commencing on November 13, 2013. Ms. Ullman shall be paid a salary consisting of $25,000 per month and shall be reimbursed for out of pocket business expenses already paid by her during her service to the Company and any health insurance payments she has made beginning November 1, 2013. Ms. Ullman was issued options to purchase 4,500,000 shares of Common Stock of the Company at $0.40 per share, of which 1,500,000 vested on November 13, 2013, 1,500,000 vested on June 1, 2014, and 1,500,000 vested on June 1, 2015. If there is a change in control of the Company, upon termination of her employment or during a period of disability Ms. Ullman will be entitled to the benefits listed above. Effective April 1, 2015, Ms. Ullman and the Company agreed to suspend her compensation and to forfeit all outstanding salary and compensation owed to her as of August 27, 2015.

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

Legal Matters

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

NOTE 10 – RELATED PARTY TRANSACTIONS

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

At March 31, 2016, the weighted average shares from stock options of 32,576,223, warrants of 6,425,640 and Convertible Promissory note shares of 4,719,048 were excluded from the diluted weighted average common share calculation due to the antidilutive effect such shares would have on net loss per common share.

NOTE 12 – SUBSEQUENT EVENTS

Preferred Stock

On April 11, 2016 the Company and Pure Path Capital Management LLC, a related party, executed an addendum removing Pure Path’s ability to convert its note into shares of Series B Preferred Stock. Subsequently, the Company retired and cancelled the entire class of Series B Preferred Stock, which was never issued or outstanding and such class is no longer available for issuance.

The Company is in negotiations with the holder of the Series A Preferred Stock to exchange such shares for Common Stock.

Common Stock

The Company issued five million shares of restricted common stock on April 1, 2016 that are being held in escrow pending execution of documents. Upon execution of binding documents, such transaction will be fully disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis of financial condition and results of operations should be read in connection with the accompanying unaudited condensed financial statements and related notes thereto included elsewhere in this Report and the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2015.

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

Modification of Corporate Strategy

The Company considered altering its strategy and establishing itself as a specialized mining house that can provide financing in exchange for metals streaming and royalty financing, and toll processing services to small- to medium-sized mining companies and also seek opportunities to acquire current income-producing metal streams and royalty contracts. The Company has undergone some changes in management and a refocus in its business plan. Management is delaying any plans for metals streaming and royalty. The Company is reexamining its next for developing a processing facility.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2015.

Revenues

We had no revenues from any operations for the three and three months ended March 31, 2016 and 2015. Furthermore, we do not anticipate any significant future revenue until we have sufficiently funded construction and begin operations.

General and administrative expenses were $74,239 for the three months ended March 31, 2016 as compared to $569,519 for the same period in 2015. For the three months ended March 31, 2015, the majority of general and administrative expense was compensation expense related to options and warrants totaling $6,543,843; compensation expenses related to options and warrants in the same period in 2016 were $0. In the three months ended March 31, 2016, compensation expenses as well as operating expenses stayed relatively the same. We anticipate that future compensation expenses will increase and that certain operating expenses will increase for fiscal 2016 as we continue to build the infrastructure to proceed with permitted custom processing toll milling services.

Other Income and Expenses

Other Income

We receive monthly payments of from $608 per month from American Tower Corporation for a cellular tower located on our Tonopah land.

On February 23, 2016 an auction was held in which $222,597 of equipment was sold for $56,500. The net proceeds from this sale were paid to a former employee for past compensation.

Interest Expense

Interest expense for the three months ended March 31, 2016 was $72,139, compared to $53,717 for the respective period in 2015. The 2016 and 2015 amounts relate primarily to the interest due on our notes payable: (i) the $2,500,000 secured, convertible promissory note issued to Pure Path on October 10, 2013 in accordance with the settlement agreement of same date. All prior debt was subsumed under this note, the outstanding of which was $2,229,187 plus accrued interest at 8% per annum on March 31, 2016; (ii) the short-term note payable; and (iii) the convertible notes issued in 2011 and 2012 and the notes with Tina Gregerson Family Properties, LLC, an entity controlled by the CEO of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements through the issuance of short-term debt, convertible debt and through equity capital we have received via certain shareholders exercising their warrants and loans from related parties during the three months periods ended March 31, 2016 and 2015. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had a working capital deficit of $8,817,512 at March 31, 2016. Cash and cash equivalents were $37,318 at March 31, 2016, representing a decrease of $31,557 from the cash and cash equivalents of $5,791 at March 31, 2015.

Our cash reserves will not be sufficient to meet our operational needs and thus, we need to raise additional capital to pay for our operational expenses and provide for capital expenditures. Our basic operational expenses are currently estimated at approximately $40,000 per month. Above the basic operational expenses, we estimate that we need approximately $17,500,000 to begin limited toll milling operations. If we are not able to raise additional working capital, we may have to cease operations altogether.

For the three months ended March 31, 2016, we had net cash used in operating activities of $180,929, as compared to $247,625 for the three months ended March 31, 2015.

For the three months ended March 31, 2016 and 2015 we had net cash provided by investing activities of $56,500 and net cash used in investing activities of $169,269 respectively. The amount in 2016 was from the sale of equipment and 2015 was due to the funds required to conduct site preparation on our Tonopah, Nevada property and purchase of machinery and equipment.

For the three months ended March 31, 2016 and 2015, we had net cash provided by financing activities of $160,000 and $390,000, respectively.

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

Off-Balance Sheet Arrangements

During the three months ended March 31, 2016, we did not engage in any off balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

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

Based on this evaluation and taking into account that certain material weaknesses existed as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were not effective. As a result of this conclusion, the financial statements for the period covered by this Quarterly Report on Form 10-Q were prepared with particular attention to the material weaknesses previously disclosed. Notwithstanding the material weaknesses in internal controls that continue to exist as of March 31, 2016, we have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

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

Item 1A. Risk Factors

The most significant risk factors applicable to the Company are described in Part I Item 1A entitled “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 Form 10-K”). There have been no material changes to the risk factors previously disclosed in the 2015 Form 10-K. The risks described in the 2015 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to management may materially adversely affect the Company’s business, financial condition, and/or operating results.

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

Sales of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, we believe that these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and rules promulgated thereunder, Based on representations from the above-referenced investors, we have determined that such investors were “accredited investors” (as defined by Rule 501 under the Securities Act) and are acquiring the securities for investment and not distribution, and that they could bear the risks of the investment and could hold the securities for an indefinite period of time, The investors received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration, All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

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

** Filed herewith electronically

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Standard Metals Processing, Inc.

Date: May 16, 2016

	By:	/s/ Tina Gregerson
Tina Gregerson
Chief Executive Officer

	By:	/s/ Sharon Ullman
Sharon Ullman
Chief Financial Officer

