Form 10-Q
period 2016-06-30
Standard Metals Processing, Inc.
filed 2016-08-15
CIK 773717

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 15, 2016, there were 117,955,003 shares of the Registrant’s common stock, par value $.001, outstanding.

STANDARD METALS PROCESSING, INC.

FORM 10-Q

TABLE OF CONTENTS

June 30, 2016

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

STANDARD METALS PROCESSING, INC.
Condensed Consolidated Balance Sheet

	June 30,	December 31,
	2016	2015
	(unaudited)	(audited)
Assets
Current assets:
Cash	$2,125	$1,747
Prepaid expenses	48,884	30,037
Assets held for Sale	12,000	68,500

Total current assets	63,009	100,284

Shea Mining and Milling Assets	2,108,300	2,108,300
Property, plant and equipment:
Machinery and equipment	21,000	21,000
Construction in progress	1,775,224	1,775,224
	1,796,224	1,796,224
Accumulated depreciation	(21,000)	(21,000)
Net property, plant and equipment	1,775,224	1,775,224
Total Assets	$3,946,533	$3,983,808

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Senior secured convertible promissory note payable, related party	$2,229,186	$2,229,187
Promissory notes payable - related party, net of debt discount of $0 June 30, 2016 and $11,577 December 31, 2015	477,500	465,923
Convertible notes payable	175,000	175,000
Accrual for settlement of lawsuits	2,581,000	2,658,000
Due to Wits Basin Precious Minerals Inc.	16,616	16,616
Accounts payable	2,178,495	2,053,376
Accrued interest	622,284	530,103
Accrued expenses	870,100	907,922
Accounts payable to related party	1,000	1,874

Total current liabilities	9,151,181	9,038,001

Long-term debt
Convertible Notes payable, net of $134,076 discount	25,924	-

Commitments and Contingencies (Note 9)

Preferred stock, 50,000,000 shares authorized:
Series A, $.001 par value, 10,000,000 and 10,000,000 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	10,000,000	10,000,000

Shareholders’ equity (deficit):
Series B preferred stock, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized: 113,075,936 and 104,075,936 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	108,076	104,076
Additional paid-in capital	86,697,246	86,438,911
Common stock issuable	-	40,000
Accumulated deficit	(102,035,894)	(101,637,180)
Total shareholders’ equity (deficit)	(15,230,572)	(15,054,193)
Total Liabilities and Shareholders’ Equity (Deficit)	$3,946,533	$3,983,808

The accompanying notes are an integral part of these consolidated financial statements.

STANDARD METALS PROCESSING, INC.
Consolidated Statements of Operations (unaudited)

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative	142,420	5,640,439	216,659	12,753,801
Impairment of Shea Mining and Milling assets	-	33,051,127	-	33,051,127
Depreciation and amortization	-	-	-	3,387
Judgement on legal actions	-	2,257,000	-	2,257,000

Total operating expenses	142,420	40,948,566	216,659	48,065,315
Loss from operations	(142,420)	(40,948,566)	(216,659)	(48,065,315)

Other income (expense):
Other income	1,825	1,825	3,650	4,258
Interest expense	(76,065)	(64,440)	(148,204)	(118,157)
Amortization of debt discount	(19,945)	(50,796)	(37,501)	(77,441)

Total other income (expense)	(94,185)	(113,411)	(182,055)	(191,340)
Loss before income tax provision	(236,605)	(41,061,977)	(398,714)	(48,256,655)

Income tax provision	-	-	-	-
Net loss	$(236,605)	$(41,061,977)	$(398,714)	$(48,256,655)

Basic net loss per common share	$(0.00)	$(0.40)	$(0.00)	$(0.46)

Basic weighted average common shares outstanding	104,066,697	103,891,266	106,933,079	103,803,256

The accompanying notes are an integral part of these consolidated financial statements.

STANDARD METALS PROCESSING, INC.
Consolidated Statements of Cash Flows (unaudited)

	For the six months ended
	June 30, 2016	June 30, 2015
OPERATING ACTIVITIES:
Net loss	$(398,714)	$(48,256,655)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	-	3,387
Amortization of debt issuance costs	37,501	77,454
Compensation expense related to issuance of common stock, warrants and stock option grants	-	11,764,548
Impairment of Shea Mining and Milling assets	-	33,051,127
Judgement on legal actions	-	2,257,000
Changes in operating assets and liabilities:
Prepaid expenses	(18,847)	43,549
Accrual for settlement of lawsuits	(7,350)	-
Accounts payable	117,804	372,831
Accrued expenses	54,358	201,497
Accounts payable related party	(874)	16,294

Net cash used in operating activities	(216,122)	(468,968)

INVESTING ACTIVITIES:
Payment for construction in progress	-	(43,528)
Proceeds from the sale of assets	56,500

Net cash provided by (used in) investing activities	56,500	(43,528)

FINANCING ACTIVITIES:
Cash proceeds from issuance of common stock, warrants and exercise of stock options and warrants, net	-	124,600
Cash proceeds from Senior secured convertible notes payable - related party	-	298,000
Cash proceeds from convertible note payable	160,000	-
Cash proceeds from debt	-	54,590

Net cash provided by financing activities	160,000	477,190

(INCREASE) DECREASE IN CASH AND CASH EQUIVALENTS	378	(35,306)
CASH AND CASH EQUIVALENTS, beginning of period	1,747	36,095
CASH AND CASH EQUIVALENTS, end of period	$2,125	$789

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Cash paid for interest cost	$56,023	$3,589
Income taxes paid	-	-
Supplemental cash flow disclosures
Debt discount on convertible notes payable	$160,000	-
Common stock issued	$40,000	-
Construction in progress and equipment purchase unpaid	$-	$928,130
Warrants issued in settlement of lawsuit	$62,335	-
Shares issued for accounts payable settlement	$-	83,532
Warrants issued in connection with debt	$-	162,967
Accrued construction in progress costs	$-	235,731

The accompanying notes are an integral part of these consolidated financial statements.

STANDARD METALS PROCESSING, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2016

(unaudited)

NOTE 1 - OVERVIEW

Standard Metals Processing, Inc. (“we,” “us,” “our,” “Standard Metals,” the “Company” or the “Corporation”) (a.k.a. Cambrian Minerals Group, Inc.) is an exploration stage company having offices in Gadsden, Alabama and through its subsidiary, a property in Tonopah, Nevada. Our business plan is to purchase equipment and build a facility on our Tonopah property to serve as a permitted custom processing toll milling facility (which includes an analytical lab, pyrometallugircal plant, and hydrometallurgical recovery plant).

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2016, the Company incurred losses from operations of $398,714. At June 30, 2016, the Company had an accumulated deficit of $102,035,894 and a working capital deficit of $9,088,172. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the six months ended June 30, 2016, the Company received net cash proceeds of $160,000 from the convertible promissory notes payable. Management believes that private placements of equity capital and/or additional debt financing will be needed to fund our long-term operating requirements. The Company may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2015 filed May 2, 2016. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year as a whole.

Shea Mining and Milling Assets

The Company recorded the estimated fair value of the Shea Mining and Milling assets as an aggregate amount on the condensed consolidated balance sheets. The assets include the mine tailings and dumps, the land, water rights and the milling facility (the buildings and equipment). None of the assets have been put into production, nor has the Company performed any repair or updates to any of the equipment or buildings. As such, the Company will continue to classify them under a single listing.

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

Recent Accounting Pronouncements

During the period ended June 30, 2016 and through August 16, 2016, there were several new accounting pronouncements issued by the Financial Accounting Standards Board.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

Simultaneous with these transactions, pursuant to the Shea Exchange Agreement, Wits Basin exchanged 19,713,544 shares of the Company’s common stock it held for 10,000,000 shares of our Series A Preferred Stock. The Series A Preferred Stock has a liquidation preference of $10,000,000, payable only upon certain liquidity or triggering events. Additional details regarding the Series A Preferred Stock can be found below in “Subsequent Events”. Additionally, the Company obtained the right to transfer the entire interest and related debt of the Bates-Hunter Mine, at any time prior to June 13, 2011, to Wits Basin in exchange for the cancellation of a promissory note issued by Hunter Bates payable in favor of Wits Basin in the approximate amount of $2,500,000. On April 29, 2011, our Board of Directors approved this transfer.

Management analyzed the Shea Mining and Milling assets and determined that the Tonopah mine tailings of $24,888,252, Tonopah dormant milling facility of $8,062,875 and Manhattan mine dumps of $100,000 were fully impaired and recorded an impairment of $33,051,127 and reduced the net carrying value of the Miller’s Landing assets to $2,108,300.

The Company does not conduct any mining activity.

NOTE 4 – ASSET HELD FOR SALE

During the year ended December 31, 2015 the Company determined that certain equipment with a historic cost of $2,020,415 had a fair value of $996,643 and was no longer required. The Company evaluated this event using the guidance provided by ASC 360-10 “Property, Plant and Equipment – Impairment or disposal of long-life assets” and concluded an impairment of machinery and equipment of $1,023,772 was required. The Company negotiated with the Vendor that originally sold the equipment to the Company to accept such certain equipment held for sale in full settlement of the Vendor’s Long-Term Trade Payable. On February 23, 2016 an auction was held in which $222,597 of other equipment was sold for $56,500. The net proceeds from this sale of $37,821 were paid to a former employee for past compensation. The Company is negotiating the sale of additional equipment with a fair value of $12,000.

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

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Between January 22, 2016 and March 31, 2016 the Company issued Convertible Promissory Notes totaling $160,000. The Convertible promissory notes accrue interest at 8% and mature 2 years from the date of issue. At the option of the holder the Convertible Promissory Notes convert into shares of the Company’s Common Stock. The $55,000 convertible promissory note is convertible at $0.021 per share based on the ninety day VWAP ending on the date of funding, the $30,000 convertible promissory note is convertible at $0.05 per share based on the ninety day VWAP ending on the date of funding, and the $75,000 convertible promissory note is convertible at $0.05 per share based on a fifty percent discount to the closing sale price on the last trading day immediately preceding the issue date. The Company then analyzed the conversion under ASC 470-20 Debt with conversion and other options for consideration of a conversion feature. The Company recorded a discount for the intrinsic value of the conversion feature of $160,000 and will amortize this debt discount over the term of the notes. The notes were converted On July 22, 2016 into 4,879,067 shares of restricted common stock.

On October 10, 2013, a Senior Secured Convertible Promissory Note for up to $2,500,000 at 8% per annum with an original principal balance of $1,933,345 maturing on April 10, 2015 was issued to Pure Path pursuant to a Settlement and Release Agreement. (See Note 7 Related Party transactions).

The following table summarizes the Company’s remaining convertible promissory notes (convertible into common stock):

	June 30,	December 31,
	2016	2015
Convertible notes net of unamortized discount of $134,076 at June 30, 2016; interest rate of 8%;	$25,924	$-
Convertible promissory notes net of unamortized discount of $0 at December 31, 2014; interest rate of 6%; accrued interest of $36,665 at December 31, 2013 and all of these Notes are past due and original terms apply in the default period.	$175,000	$175,000
Less current portion of Convertible Notes Payable	(175,000)	(175,000)
	$25,924	$-

NOTE 7 – PROMISSORY NOTES PAYABLE - RELATED PARTY

The following table summarizes the Company’s notes payable related party:

	June 30,	December 31,
	2016	2015
Promissory note issued on February 11, 2015, in the principal amount of up to $750,000 with tranches received as follows: $200,000 on February 11, 2015; $48,000 on February 13, 2015; $50,000 on April 13, 2015; $150,000 on July 31, 2015, $2,500 on October 20, 2015, $12,000 on October 29, 2015 and $15,000 on November 4, 2015; the note has a stated interest rate of 8%; with a maturity of 1 year from the date of the tranche.	$477,500	$477,500
Less discount	(-)	(11,577)
Totals	$477,500	$465,923

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

The Company executed an agreement with the holder of the Series A Preferred Stock to amend certain provisions of the rights and preferences of the Series A Preferred Stock, See “Note 12 - Subsequent Events.”

Series B Preferred Stock

There are no shares of Series B Preferred Stock issued and outstanding. The class of stock has been retired.

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

In determining the compensation cost of the stock awards granted during the six month period ended June 30, 2016 and the year ended December 31, 2015, the fair value of each grant had been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized below:

	2016	2015
Risk-free interest rate	—	0.084% - 2.08%
Expected volatility factor	—	185% - 305%
Expected dividend	—	—
Expected option term (years)	—	3 - 7

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

The Company recorded $0 and $11,764,548 related to compensation expense for the six months ended June 30, 2016 and 2015, respectively. All compensation expense is included in general and administrative expense. There was no tax benefit from recording this non-cash expense due to our income tax valuation allowance and due to a portion of the options being incentive stock options. As of June 30, 2016, there was $0 in unrecognized compensation expense.

The following tables summarize information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price
Options outstanding - December 31, 2014	34,131,842	$0.99
Granted	17,500,000	.90
Canceled or expired	(16,555,619)	.92
Exercised	-	-
Options outstanding - December 31, 2015	35,076,223	$0.99
Granted	-	-
Canceled or expired	(2,500,000)	0.88
Exercised	-	-
Options outstanding –June 30, 2016	32,576,223	$0.98
Weighted average fair value of options granted during the period ended June 30, 2016		$-
Weighted average fair value of options granted during the year ended December 31, 2015		$0.90

A summary of the Company’s non-vested options at June 30, 2016, and changes during the six months ended June 30, 2016, is presented below:

	Options	Weighted Average Grant Date Fair Value
Non-vested, beginning of period	1,149,850	$0.90
Granted	-	$-
Vested	-	$-
Forfeited	1,149,850	$0.88
Non-vested, end of period	-	$-

The following tables summarize information about stock options outstanding and exercisable at June 30, 2016:

	Options Outstanding at June 30, 2016
Range of Exercise Prices	Number Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$0.40 to $0.60	5,276,223	4.4 years	$0.46	$-
$0.61 to $1.00	9,800,000	4.3 years	$0.67	$-
$1.01 to $1.50	14,500,000	4.3 years	$1.25	$-
$1.51 to $2.25	3,000,000	4.8 years	$1.63	$-
$0.40 to $2.25	32,576,223	4.4 years	$0.98	$-

	Options Exercisable at June 30, 2016
Range of Exercise Prices	Number Exercisable	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$0.40 to $0.60	5,276,223	4.4 years	$0.46	$-
$0.61 to $1.00	9,800,000	4.3 years	$0.67	$-
$1.01 to $1.50	14,500,000	4.3 years	$1.25	$-
$1.51 to $2.25	3,000,000	4.8 years	$1.63	$-
$0.40 to $2.25	32,576,223	4.8 years	$0.98	$-

(1)	The aggregate intrinsic value in the table represents the difference between the closing stock price on June 30, 2016 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on June 30, 2016.

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

The following table summarizes information about the Company’s stock purchase warrants outstanding at June 30, 2016 and December 31, 2015:

	Number	Weighted Average Exercise Price	Range of Exercise Price	Weighted Remaining Contractual Life
Outstanding at December 31, 2014	5,483,980	$0.79	$0.20 – 2.00	4.8 years
Granted	400,000	$1.24	$1.23 – 1.25
Cancelled or expired	(728,340)	0.50	0.50
Exercised	(140,000)	$0.89	$0.25 – 0.89
Outstanding at December 31, 2015	5,015,640	$0.88	$0.20 – 2.00	4.4 years
Granted	1,260,000	$2.00	$0.30 – 1.25
Cancelled or expired	-	_	-
Exercised	-	$-	$-
Outstanding at June 30, 2016	6,275,640	$0.86	$0.20 – 2.00	5.1 years
Warrants exercisable at June 30, 2016			6,425,640

The aggregate intrinsic value of the 6,425,640 outstanding and exercisable warrants at June 30, 2016 was $0. The intrinsic value is the difference between the closing stock price on June 30, 2016 and the exercise price, multiplied by the number of in-the-money warrants had all warrant holders exercised their warrants on June 30, 2016.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Matters

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

Pure Path Management Company, LLC

Pure Path Management Company, LLC (“Pure Path”) is currently the beneficial owner of 19.8% of the outstanding common stock of the Company. On October 10, 2013, the Company issued 27,000,000 shares of common stock to Pure Path Management Company, LLC to settle $1,500,000 of the note payable and accrued interest by the Company.

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

Under the terms of the Pure Path Note, the Company received $54,590 on February 4, 2015.

On April 11, 2016, the Company and Pure Path executed an addendum removing Pure Path’s ability to convert its note into shares of Series B Preferred Stock. Subsequently, the Company retired and cancelled the entire class of Series B Preferred Stock, and such class is no longer available for issuance.

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

At June 30, 2016, the weighted average shares from stock options of 32,576,223, warrants of 6,425,640 and Convertible Promissory note shares of 4,719,048 were excluded from the diluted weighted average common share calculation due to the antidilutive effect such shares would have on net loss per common share.

NOTE 12 – SUBSEQUENT EVENTS

Preferred Stock

As disclosed in a Form 8-K filed with the SEC on August 1, 2016, the Company entered into an Agreement on July 29, 2016 with the holder of the Series A Preferred Stock, Wits Basin Precious Minerals, Inc., (“Wits”) and Wits’ secured creditor regarding exchange options for the Series A Preferred Stock. Under the terms of the Agreement, upon the occurrence of a Triggering Event (as defined below), the holders of the Preferred Stock will receive the corresponding compensation, the “Triggering Events” and their corresponding compensation are set forth below:

3. Liquidation Rights, Stated Value and Redemption. The Series A Preferred Stock has a stated value of Ten Million Dollars ($10,000,000) (referred to herein as “Stated Value”), payable only upon certain events.

(a) Upon any liquidation, dissolution or winding up of the Corporation, and after paying or adequately providing for the payment of all its obligations, the remainder of the assets of the Corporation shall be distributed, either in cash or in kind, first pro rata to the holders of the Series A Preferred Stock in an amount equal to the Stated Value (as described below); then, to any other series of Preferred Stock, until an amount to be determined by a resolution of the Board of Directors prior to issuances of such Preferred Stock, has been distributed per share, and, then, the remainder pro rata to the holders of the Common Stock.

(b) Upon the occurrence of a Triggering Event (as defined below), the holders of the Preferred Stock will receive the corresponding compensation, The “Triggering Events” and their corresponding compensation are set forth below:

(1) If either of the following occur:

(i) the Corporation receives proceeds of $10,000,000 or more in a cash offering; OR

(ii) the Corporation’s Common Stock trades at $3.00 or more (with proportionate adjustments for stock splits) for 90 consecutive trading days;

then all of the 10,000,000 shares of the Preferred Stock will be exchanged for 5,000,000 shares of Common Stock.

(2) If the Corporation has an average market capitalization (calculated by adding the value of all outstanding shares of Common Stock valued at the Corporation’s closing sale price on the Over the Counter Markets (or other applicable exchange) (the “Market”) of $200,000,000 or more over any consecutive 95 day period following the effective date of this agreement and the effective date of any required duly authorized amendment to the Standard’s Articles of Incorporation, the terms of the Preferred Stock and the subsequent consent of the holder’s secured creditor to the final form and terms of such amendment, and items (1)(i) or (1)(ii) of Section (b) have not been met, then the Corporation has the right to:

(A) issue the number of shares of Common Stock equal to the Stated Value using the average closing sale price of the Common Stock on the Over the Counter Markets of the prior 15 trading days from the date of the notice. The Corporation will provide 10 days’ prior written notice to the holder and any known secured party of such holder of the Series A Stock of its intention to proceed with this option; or

(B) issue a portion of the Stated Value in shares of Common Stock based on the valuation formula in 3(b)(2)(A) and pay the remaining Stated Value in cash.

If this Section (3)(b)(2) is triggered, the Corporation has three years to choose option Section (3)(b)(2)(A) or (B) and pay the Stated Value. The Corporation has 60 days from the date of notice of its election to pay under either Section (3)(b)(2)(A) or (B).

Upon payment of the Stated Value, the Series A Shares will be retired.

(c) If Section (3)(b)(2) is triggered and the Corporation fails to pay the Stated Value within the three year time frame, the Corporation will take all necessary action to return the Series A Preferred Shares in their original form (containing all original terms and conditions) to the holder with the exception that the Stated Value will be increased to $10,100,000 upon delivery and the Corporation will lose the exchange options provided in Section (3)(b).

The previous terms of the Series A Preferred Stock would have required the Company to make a payment of $10,000,000 upon the Company having an average market capitalization of $200,000,000. This Agreement gives the Company additional payment options and allows for the payment to be made completely or partially in common shares, depending on the Triggering Event.

The Company issued five million shares of restricted common stock on April 1, 2016 that are being held in escrow pending a Series A Preferred Stock Triggering Event.

Common Stock

On July 22, 2016 three convertible promissory notes payable totaling $160,000 were converted into 4,879,067 shares of restricted common stock.

The Company issued a convertible promissory note in the principal amount of $60,000 on August 1, 2016. The note is due two years after issuance, accrues interest at 8% per annum and is convertible into shares of common stock at a price of $0.06 per share.

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

Overview of the Company

Standard Metals Processing, Inc. (“we,” “us,” “our,” “Standard Metals” or the “Company”) has offices in Gadsden, Alabama and through its subsidiary, a property in Tonopah, Nevada. Our business plan is to purchase equipment and build a facility on our Tonopah property to serve as a permitted custom processing toll milling facility which includes an analytical lab, pyrometallugircal plant, and hydrometallurgical recovery plant.

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

PRODUCTS AND SERVICES

Standard Metals Processing, Inc. (“Standard Metals” or the “Company”), seeks to establish itself as a custom processing permitted toll milling service provider. Our business plan is to build a facility on our Tonopah property which includes an analytical lab, pyrometallurgical, and hydrometallurgical recovery plant.

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

Currently, the Company is waiting for the approval of pending applications for the permits required for us to commence construction of a facility to conduct permitted custom processing toll milling operations.

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

RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2015.

Revenues

We had no revenues from any operations for the three and six months ended June 30, 2016 and 2015. Furthermore, we do not anticipate any significant future revenue until we have sufficiently funded construction and begin operations.

General and administrative expenses were $216,659 for the six months ended June 30, 2016 as compared to $12,753,801 for the same period in 2015. For the six months ended June 30, 2015, the majority of general and administrative expense was compensation expense related to options and warrants totaling $11,764,548; compensation expenses related to options and warrants in the same period in 2016 were $0. In the six months ended June 30, 2016, compensation expenses as well as operating expenses stayed relatively the same. We anticipate that future compensation expenses will increase and that certain operating expenses will increase for fiscal 2016 as we continue to build the infrastructure to proceed with permitted custom processing toll milling services.

General and administrative expenses were $142,420 for the three months ended June 30, 2016 as compared to $5,640,439 for the same period in 2015. For the three months ended June 30, 2015, the majority of general and administrative expense was compensation expense related to options and warrants totaling $5,220,705; compensation expenses related to options and warrants in the same period in 2016 were $0. In the three months ended June 30, 2016, compensation expenses as well as operating expenses stayed relatively the same. We anticipate that future compensation expenses will increase and that certain operating expenses will increase for fiscal 2016 as we continue to build the infrastructure to proceed with permitted custom processing toll milling services.

Other Income and Expenses

Other Income

We receive monthly payments of from $608 per month from American Tower Corporation for a cellular tower located on our Tonopah land.

On February 23, 2016 an auction was held in which $222,597 of equipment was sold for $56,500. The net proceeds from this sale were paid to a former employee for past compensation.

Interest Expense

Interest expense for the six months ended June 30, 2016 was $148,204, compared to $118,157 for the respective period in 2015. The 2016 and 2015 amounts relate primarily to the interest due on our notes payable: (i) the $2,500,000 secured, convertible promissory note issued to Pure Path on October 10, 2013 in accordance with the settlement agreement of same date. All prior debt was subsumed under this note, the outstanding of which was $2,229,187 plus accrued interest at 8% per annum on June 30, 2016; (ii) the short-term note payable; and (iii) the convertible notes issued in 2011 and 2012 and the notes with Tina Gregerson Family Properties, LLC, an entity controlled by the CEO of the Company.

Interest expense for the three months ended June 30, 2016 was $76,065, compared to $64,440 for the respective period in 2015. The 2016 and 2015 amounts relate primarily to the interest due on our notes payable: (i) the $2,500,000 secured, convertible promissory note issued to Pure Path on October 10, 2013 in accordance with the settlement agreement of same date. All prior debt was subsumed under this note, the outstanding of which was $2,229,187 plus accrued interest at 8% per annum on June 30, 2016; (ii) the short-term note payable; and (iii) the convertible notes issued in 2011 and 2012 and the notes with Tina Gregerson Family Properties, LLC, an entity controlled by the CEO of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements through the issuance of short-term debt, convertible debt and through equity capital we have received via certain shareholders exercising their warrants and loans from related parties during the three months periods ended June 30, 2016 and 2015. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had a working capital deficit of $9,088,172 at June 30, 2016. Cash and cash equivalents were $2,125 at June 30, 2016, representing an increase of $1,336 from the cash and cash equivalents of $789 at June 30, 2015.

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

For the six months ended June 30, 2016, we had net cash used in operating activities of $216,122, as compared to $468,968 for the six months ended June 30, 2015.

For the six months ended June 30, 2016 and 2015 we had net cash provided by investing activities of $56,500 and net cash used in investing activities of $43,528 respectively. The amount in 2016 was from the sale of equipment and 2015 was due to the funds required to conduct site preparation on our Tonopah, Nevada property and purchase of machinery and equipment.

For the six months ended June 30, 2016 and 2015, we had net cash provided by financing activities of $160,000 and $477,190, respectively.

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

Off-Balance Sheet Arrangements

During the six months ended June 30, 2016, we did not engage in any off balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

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

Based on this evaluation and taking into account that certain material weaknesses existed as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were not effective. As a result of this conclusion, the financial statements for the period covered by this Quarterly Report on Form 10-Q were prepared with particular attention to the material weaknesses previously disclosed. Notwithstanding the material weaknesses in internal controls that continue to exist as of June 30, 2016, we have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

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

Promissory Notes

The Company issued 5,000,000 shares of restricted common stock on April 1, 2016 that are being held in escrow pending a Triggering Event under the agreement with the holder of the Series A Preferred Stock. See Note 12 - Subsequent Events.

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

Date: August 15, 2016

	By:	/s/ Tina Gregerson
Tina Gregerson
Chief Executive Officer

	By:	/s/ Sharon Ullman
Sharon Ullman
Chief Financial Officer

