Form 10-Q
period 2016-09-30
Standard Metals Processing, Inc.
filed 2016-12-14
CIK 773717

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of December 13, 2016, there were 117,955,003 shares of the Registrant’s common stock, par value $.001, outstanding.

STANDARD METALS PROCESSING, INC.

FORM 10-Q

TABLE OF CONTENTS

September 30, 2016

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

STANDARD METALS PROCESSING, INC.

Consolidated Balance Sheet

	September 30,	December 31,
	2016	2015
	(unaudited)	(audited)
Assets
Current assets:
Cash	$1,035	$1,747
Prepaid expenses	42,274	30,037
Assets held for Sale	12,000	68,500

Total current assets	55,309	100,284

Shea Mining and Milling Assets	2,108,300	2,108,300
Property, plant and equipment:
Machinery and equipment	21,000	21,000
Construction in progress	1,775,224	1,775,224
	1,796,224	1,796,224
Accumulated depreciation	(21,000)	(21,000)
Net property, plant and equipment	1,775,224	1,775,224
Total Assets	$3,938,833	$3,983,808

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Senior secured convertible promissory note payable, related party	$2,229,187	$2,229,187
Promissory notes payable - related party, net of debt discount of $0 Septebmer 30, 2016 and $11,577 December 31, 2015	477,500	465,923
Convertible notes payable	175,000	175,000
Accrual for settlement of lawsuits	2,581,000	2,658,000
Due to Wits Basin Precious Minerals Inc.	16,616	16,616
Accounts payable	2,170,285	2,053,376
Accrued interest - Related party $598,393 and $478,222 at September 30,2016 and December 31, 2015	657,818	530,103
Accrued expenses	870,100	907,922
Accounts payable to related party	1,000	1,874

Total current liabilities	9,178,506	9,038,001

Long-term debt
Convertible Notes payable, net of $35,068 discount	24,932	-

Commitments and Contingencies (Note 9)

Preferred stock, 50,000,000 shares authorized:
Series A, $.001 par value, 10,000,000 and 10,000,000 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	10,000,000	10,000,000

Shareholders’ equity (deficit):
Series B preferred stock, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized: 117,955,003 issued and 112,955,003 outstanding at September 30, 2016 and 104,075,936 shares issued and outstanding at December 31, 2015, respectively	112,955	104,076
Additional paid-in capital	86,897,286	86,438,911
Common stock subscribed	20,000	40,000
Accumulated deficit	(102,294,846)	(101,637,180)
Total shareholders’ equity (deficit)	(15,264,605)	(15,054,193)
Total Liabilities and Shareholders’ Equity (Deficit)	$3,938,833	$3,983,808

The accompanying notes are an integral part of these consolidated financial statements.

STANDARD METALS PROCESSING, INC.

Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative	59,502	895,510	276,161	13,649,311
Impairment of Shea Mining and Milling assets	-	-	-	33,051,127
Impairment of Machinery and Equipment	-	809,675	-	809,675
Depreciation and amortization	-	-	-	3,387
Judgement on legal actions	-	-	-	2,257,000

Total operating expenses	59,502	1,705,185	276,161	49,770,500
Loss from operations	(59,502)	(1,705,185)	(276,161)	(49,770,500)

Other income (expense):
Other income	1,825	1,826	5,475	6,084
Loss on extinguishment of debt	-	(150,000)	-	(150,000)
Interest expense	(62,267)	(78,096)	(210,471)	(196,253)
Amortization of debt discount	(139,008)	(130,202)	(176,509)	(207,643)
Change in accrued expense mark-to-market	-	35,532	-	35,532

Total other income (expense)	(199,450)	(320,940)	(381,505)	(512,280)
Loss before income tax provision	(258,952)	(2,026,125)	(657,666)	(50,282,780)

Income tax provision	-	-	-	-
Net loss	$(258,952)	$(2,026,125)	$(657,666)	$(50,282,780)

Basic net loss per common share	$(0.00)	$(0.02)	$(0.01)	$(0.48)

Basic weighted average common shares outstanding	109,322,413	104,066,697	108,942,851	103,818,042

The accompanying notes are an integral part of these consolidated financial statements.

STANDARD METALS PROCESSING, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine months ended
	September 30, 2016	September 30, 2015
OPERATING ACTIVITIES:
Net loss	$(657,666)	$(50,282,780)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	-	3,387
Amortization of debt issuance costs	176,509	207,656
Compensation expense related to issuance of common stock, warrants and stock option grants	-	12,242,135
Impairment of Shea Mining and Milling assets	-	33,051,127
Impairment on machinery & equipment	-	809,675
Judgement on legal actions	-	2,257,000
Change in accrued expense mark-to-market	-	(35,532)
Changes in operating assets and liabilities:
Prepaid expenses	(12,237)	13,695
Accounts payable	109,594	500,325
Accrued expenses	94,812	475,094
Accounts payable including accrued interest related party	(874)	(4,883)
Accrual for settlement of lawsuits	(7,350)	150,000

Net cash used in operating activities	(297,212)	(613,101)

INVESTING ACTIVITIES:
Payment for construction in progress	-	(43,528)
Proceeds from the sale of assets	56,500	-

Net cash provided by (used in) investing activities	56,500	(43,528)

FINANCING ACTIVITIES:
Cash proceeds from issuance of common stock, warrants and exercise of stock options and warrants, net		124,600
Cash received on common stock subscribed	20,000	-
Cash received from issuance of convertible debt	220,000	-
Cash proceeds from debt	-	54,590
Proceeds from Notes Payble from related party	-	448,000

Net cash provided by financing activities	240,000	627,190

DECREASE IN CASH AND CASH EQUIVALENTS	(712)	(29,439)
CASH AND CASH EQUIVALENTS, beginning of period	1,747	36,095
CASH AND CASH EQUIVALENTS, end of period	$1,035	$6,656

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Cash paid for interest cost	$2,019	$5,314
Income taxes paid
Supplemental cash flow disclosures
Debt discount on convertible notes payable	$200,000	-
Common stock issued	$40,000	-
Conversion of convertible debt and accrued interest to common stock	$164,919	-
Warrants issued in settlement of lawsuit	$62,335	-
Shares issued for accounts payable settlement	-	$83,532
Shares and Warrants issued in connection with debt	-	$162,967
Accounts payable converted to Long-term-debt	-	$928,130

The accompanying notes are an integral part of these consolidated financial statements.

STANDARD METALS PROCESSING, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2016

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2016, the Company incurred losses from operations of $657,666. At September 30, 2016, the Company had an accumulated deficit of $102,294,846 and a working capital deficit of $9,123,197. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the nine months ended September 30, 2016, the Company received net cash proceeds of $220,000 from the convertible promissory notes payable. Management believes that private placements of equity capital and/or additional debt financing will be needed to fund our long-term operating requirements. The Company may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2015 filed May 2, 2016. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year as a whole.

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

Recent Accounting Pronouncements

During the period ended September 30, 2016 and through December 7, 2016, there were several new accounting pronouncements issued by the Financial Accounting Standards Board.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

Pursuant to the Shea Exchange Agreement, the Company issued a total of 35,000,000 shares of our common stock to the equity holders of Shea Mining in exchange for certain of their assets, resulting in those holders owning an ownership interest of approximately 87% of our then currently outstanding common stock (approximately 56% ownership interest on a fully diluted basis). Alfred A. Rapetti, then a member of our Board of Directors and our former Chief Executive Officer, was granted an irrevocable voting proxy for half of the shares issued to the Shea Mining equity holders, which continues until the affected shares are publicly sold after a period of at least nine months, and thereafter in accordance with all applicable securities laws. In August 2011, these rights were transferred to Blair Mielke, a former director of the Company. All such voting rights have since been canceled by the owners or through a transfer of ownership. The Company also agreed to indemnify Shea Mining from any liabilities arising after March 15, 2011 out of the Loan Modification Agreement or the loan agreements.

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

Simultaneous with these transactions, pursuant to the Shea Exchange Agreement, Wits Basin exchanged 19,713,544 shares of the Company’s common stock it held for 10,000,000 shares of our Series A Preferred Stock. The Series A Preferred Stock has a liquidation preference of $10,000,000, payable only upon certain liquidity or triggering events. Additional details regarding the Series A Preferred Stock can be found below in “Shareholders Equity”. Additionally, the Company obtained the right to transfer the entire interest and related debt of the Bates-Hunter Mine, at any time prior to June 13, 2011, to Wits Basin in exchange for the cancellation of a promissory note issued by Hunter Bates payable in favor of Wits Basin in the approximate amount of $2,500,000. On April 29, 2011, our Board of Directors approved this transfer.

Management analyzed the Shea Mining and Milling assets and determined that the Tonopah mine tailings of $24,888,252, Tonopah dormant milling facility of $8,062,875 and Manhattan mine dumps of $100,000 were fully impaired and recorded an impairment of $33,051,127 and reduced the net carrying value of the Miller’s Landing assets to $2,108,300.

The Company does not conduct any mining activity.

NOTE 4 – ASSET HELD FOR SALE

During the year ended December 31, 2015 the Company determined that certain equipment with a historic cost of $2,020,415 had a fair value of $996,643 and was no longer required. The Company evaluated this event using the guidance provided by ASC 360-10 “ Property, Plant and Equipment – Impairment or disposal of long-life assets ” and concluded an impairment of machinery and equipment of $1,023,772 was required. The Company negotiated with the Vendor that originally sold the equipment to the Company to accept such certain equipment held for sale in full settlement of the Vendor’s Long-Term Trade Payable. On February 23, 2016 an auction was held in which $222,597 of other equipment was sold for $56,500. The net proceeds from this sale of $37,821 were paid to a former employee for past compensation. The Company is negotiating the sale of additional equipment with a fair value of $12,000.

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

On July 22, 2016 the convertible promissory notes payable totaling $160,000 and accrued interest of $4,919 were converted into 4,879,067 shares of restricted common stock.

 The Company issued a convertible promissory note in the principal amount of $60,000 on August 1, 2016. The note is due two years after issuance, accrues interest at 8% per annum and is convertible into shares of common stock at a price of $0.06 per share. The Company then analyzed the conversion under ASC 470-20 Debt with conversion and other options for consideration of a conversion feature. The Company recorded a discount for the intrinsic value of the conversion feature of $60,000 and will amortize this debt discount over the term of the note.

The following table summarizes the Company’s remaining convertible promissory notes (convertible into common stock):

	September 30,	December 31,
	2016	2015
Convertible notes net of unamortized discount of $35,068 at September 30, 2016; interest rate of 8%;	$24,932	$-
Convertible promissory notes net of unamortized discount of $0 at December 31, 2014; interest rate of 6%; accrued interest of $36,665 at December 31, 2013 and all of these Notes are past due and original terms apply in the default period.	$175,000	$175,000
Less current portion of Convertible Notes Payable	(175,000)	(175,000)
	$24,932	$-

NOTE 7 – PROMISSORY NOTES PAYABLE - RELATED PARTY

The following table summarizes the Company’s notes payable related party:

	September 30,	December 31,
	2016	2015
Promissory note issued on February 11, 2015, in the principal amount of up to $750,000 with tranches received as follows: $200,000 on February 11, 2015; $48,000 on February 13, 2015; $50,000 on April 13, 2015; $150,000 on July 31, 2015, $2,500 on October 20, 2015, $12,000 on October 29, 2015 and $15,000 on November 4, 2015; the note has a stated interest rate of 8%; with a maturity of 1 year from the date of the tranche.	$477,500	$477,500
Less discount	(-)	(11,577)
Totals	$477,500	$465,923

On February 11, 2015, the Company issued an unsecured promissory note to Tina Gregerson Family Properties, LLC, an entity controlled by a officer and director of the Company. The Note for up to $750,000 will be provided in tranches. Maturity of each tranche is one year from the date of receipt. Interest will accrue at 8% per annum on each tranche. As consideration, the Company agreed to issue common stock purchase warrants for the purchase of up to 250,000 shares of common stock exercisable for seven years at $1.23 per share. The Company then analyzed the warrant under ASC 470-20-25 Debt with conversion and other options for consideration of a warrants issue. The Company recorded a discount from the relative fair value of the warrants of $116,560. The Company valued the warrants using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $1.25; warrant term of 7 years; expected volatility of 75%; and discount rate of 1.83% and accounted for them as debt discount, which will be amortized over the term of the loan.

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

Liquidation Rights, Stated Value and Redemption . The Series A Preferred Stock has a stated value of Ten Million Dollars ($10,000,000) (referred to herein as “Stated Value”), payable only upon certain events.

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

The Company issued five million shares of restricted common stock that are being held in escrow pending a Series A Preferred Stock Triggering Event.

The Company analyzed the event under ASC 470-20 Debt with conversion and other options for consideration of a common stock. The Company believe that common stock in escrow should not be recognized in the financial statements as Wits does not have control or rights to the common shares held in escrow until the Triggering Event.

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

Common Stock

On July 22, 2016 three convertible promissory notes payable totaling $160,000 and accrued interest of $4,919 were converted into 4,879,067 shares of restricted common stock.

Common Stock Subscribed

On August 17, 2016 the company received a subscription agreement and $20,000 for 275,028 shares of the Company common stock, as of September 30, 2016 the shares were not issued. The shares were issued on December 13, 2016.

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

The Company grandfathered the following options issued to consultants during the 4th quarter of 2013 in to the 2014 Plan:

The Company entered into a Strategic Advisory Services Agreement with P5, LLC (“P5”) dated effective October 15, 2013, to provide strategic advisory services. As consideration for such services, the Company granted P5 a total of 17,500,000 options to purchase common stock of the Company, with 7,500,000 shares available for purchase at an exercise price of $0.65 per share and 10,000,000 shares available for purchase at an exercise price of $1.25 per share, with a grant term of seven years and subject to a vesting schedule. With respect to the options to purchase up to 7,500,000 shares at $0.65 per share, 2,500,000 options vest upon each of the following: (i) October 15, 2013 (the “P5 Grant Date”); (ii) 90 days after the P5 Grant Date; and (iii) 180 days after the P5 Grant Date. With respect to the options to purchase up to 10,000,000 shares at an exercise price of $1.25 per share, 2,500,000 options vest upon each of the following: April 1, 2014, July 1, 2014, October 1, 2014 and January 1, 2015. As of November 29, 2016, Mr. Ted Ashford, III is the owner of 13,187,500 of these options pursuant to an agreement between the parties, with such transfer authorized by the Company.

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

In determining the compensation cost of the stock awards granted during the nine month period ended September 30, 2016 and the year ended December 31, 2015, the fair value of each grant had been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized below:

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

The Company recorded $0 and $11,923,865 related to compensation expense for the nine months ended September 30, 2016 and 2015, respectively. All compensation expense is included in general and administrative expense. There was no tax benefit from recording this non-cash expense due to our income tax valuation allowance and due to a portion of the options being incentive stock options. As of September 30, 2016, there was $0 in unrecognized compensation expense.

The following tables summarize information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price
Options outstanding - December 31, 2014	34,131,842	$0.99
Granted	17,500,000	.90
Canceled or expired	(16,555,619)	.92
Exercised	-	-
Options outstanding - December 31, 2015	35,076,223	$0.99
Granted	-	-
Canceled or expired	(2,500,000)	0.88
Exercised	-	-
Options outstanding –September 30, 2016	32,576,223	$0.98
Weighted average fair value of options granted during the period ended September 30, 2016		$-
Weighted average fair value of options granted during the year ended December 31, 2015		$0.90

A summary of the Company’s non-vested options at September 30, 2016, and changes during the nine months ended September 30, 2016, is presented below:

	Options	Weighted Average Grant Date Fair Value
Non-vested, beginning of period	1,149,850	$0.90
Granted	-	$-
Vested	-	$-
Forfeited	1,149,850	$0.88
Non-vested, end of period	-	$-

The following tables summarize information about stock options outstanding and exercisable at September 30, 2016:

	Options Outstanding at September 30, 2016
Range of Exercise Prices	Number Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$0.40 to $0.60	5,276,223	4.1 years	$0.46	$-
$0.61 to $1.00	9,800,000	4.0 years	$0.67	$-
$1.01 to $1.50	14,500,000	4.1 years	$1.25	$-
$1.51 to $2.25	3,000,000	4.6 years	$1.63	$-
$0.40 to $2.25	32,576,223	4.1 years	$0.98	$-

	Options Exercisable at September 30, 2016
Range of Exercise Prices	Number Exercisable	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$0.40 to $0.60	5,276,223	4.1 years	$0.46	$-
$0.61 to $1.00	9,800,000	4.0 years	$0.67	$-
$1.01 to $1.50	14,500,000	4.1 years	$1.25	$-
$1.51 to $2.25	3,000,000	4.6 years	$1.63	$-
$0.40 to $2.25	32,576,223	4.1 years	$0.98	$-

(1)	The aggregate intrinsic value in the table represents the difference between the closing stock price on September 30, 2016 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on September 30, 2016.

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

The following table summarizes information about the Company’s stock purchase warrants outstanding at September 30, 2016 and December 31, 2015:

	Number	Weighted Average Exercise Price	Range of Exercise Price	Weighted Remaining Contractual Life
Outstanding at December 31, 2014	5,483,980	$0.79	$0.20 – 2.00	4.8 years
Granted	400,000	$1.24	$1.23 – 1.25
Cancelled or expired	(728,340)	0.50	0.50
Exercised	(140,000)	$0.89	$0.25 – 0.89
Outstanding at December 31, 2015	5,015,640	$0.88	$0.20 – 2.00	4.4 years
Granted	1,260,000	$2.00	$0.30 – 1.25
Cancelled or expired	-	-	-
Exercised	-	$-	$-
Outstanding at September 30, 2016	6,275,640	$0.86	$0.20 – 2.00	4.9 years
Warrants exercisable at September 30, 2016			6,275,640

The aggregate intrinsic value of the 6,425,640 outstanding and exercisable warrants at September 30, 2016 was $0. The intrinsic value is the difference between the closing stock price on September 30, 2016 and the exercise price, multiplied by the number of in-the-money warrants had all warrant holders exercised their warrants on September 30, 2016.

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

At September 30, 2016, the weighted average shares from stock options of 32,576,223, warrants of 6,275,640 and Convertible Promissory note shares of 1,000,000 were excluded from the diluted weighted average common share calculation due to the antidilutive effect such shares would have on net loss per common share. The 5,000,000 shares in escrow pending the exchange for the Series A Preferred Stock are considered issued but not outstanding.

NOTE 12 – SUBSEQUENT EVENTS

Effective November 21, 2016, Tina Gregerson resigned as CEO. Effective December 13, 2016, J. Bryan Read was appointed to the existing vacancy seat on the Board of Directors to serve until approved at the next shareholder meeting and as Interim CEO.

J. Bryan Read, Lt. Col, US Army (R)

Mr. Read honorably served as an officer and a commander in the United States Army. He has over twenty years professional military experience in leadership management, military logistics, training operations, missile defense, property management, diplomacy, and supply systems. He has commanded military organizations from platoon up through battalion level. As a military attaché assigned to the State Department and an overseas United States Embassy in the Former Soviet Union, he regularly planned and conducted meetings with high level foreign government officials and ministries on behalf of the United States involving important defense and commerce related matters. He has served as the Russian language Interpreter and team leader for the U.S. Humanitarian Special Operations Mission to Semipalatinsk, Kazakhstan. Additionally, he was a professor at the United States Military Academy at West Point.

Bryan has served as a business development executive officer and independent business development consultant for variety of companies and industries. He has introduced businesses to private and government sector opportunities by utilizing operations research, analytics, and networking. The goal was to present revenue generating opportunities as well as merger and acquisition opportunities. His duties included negotiating terms of agreement for client projects, analyzing business models, developing marketing strategies, and reviewing P&L. His clients’ products and services have included the following industries: renewable energy, mining, precious metals processing, B2B connectivity/management services, e-mail encryption technology software, EVM software, steel manufacturing technology, construction, antennas, smart grid technologies, computer simulations, and sports recovery nutritional products. He has also served as a business development liaison between Bio-Pharmaceutical companies in order to coordinate clinical research for FDA approval. He has regularly organized and facilitated meetings for clients with fortune 500 senior management, government agencies, and congressional staffs. His efforts have a proven track record of producing contracts, teaming arrangements, alliances, and reseller agreements.

As a member of the American Council of Renewable Energy (ACORE), Mr. Read has served on the Power and Infrastructure Committee and the Defense Initiatives Energy Committee. These committee positions allowed him to regularly provide input to elected officials on future energy policy. He regularly attends national energy conferences to connect and share ideas with public and private leaders in the energy community. Bryan is also the President and Founder of Keystone General Contracting and Technologies LLC: a Veteran Owned Small Business.

Mr. Read has a master’s degree from Cornell University and is a graduate of the United States Army Command and General Staff College. He was a Senior Fellow at the George C. Marshall European Center for Security Studies in Garmisch, Germany. He earned his bachelor’s degree from the University of Alabama.

Midwest Settlement

The parties to the Midwest lawsuit executed an addendum to the Settlement Agreement. The Addendum modified the terms of the Settlement by providing a payment schedule with $25,000 due on December 15, 2016 and $10,000 due every 60 days thereafter with a balloon payment of $60,000 due on December 15, 2017. If a payment is more than seven days late, the Company will pay an additional $100,000 penalty. The shares subject to the lock up agreement will be released and Midwest will file a Release of Judgment for all claims against the Company and any affiliated parties.

Promissory Note

On December 13, 2016, the Company issued a promissory note for $65,000 to an unrelated third party. The note was funded on November 28, 2016, is convertible at $0.02 per share based on a discount to the lowest trading price in the previous five trading days and accrues interest at 6%. The note matures one year from the date of issuance.

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

We determined that, due to a lack of connection to Colorado, it was in the best interest of the Company to move its domicile to Nevada. The Company re-domiciled in Nevada from Colorado in March 2013.

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

RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015.

Revenues

We had no revenues from any operations for the three and nine months ended September 30, 2016 and 2015. Furthermore, we do not anticipate any significant future revenue until we have sufficiently funded construction and begin operations.

General and administrative expenses were $276,161 for the nine months ended September 30, 2016 as compared to $13,649,311 for the same period in 2015. For the nine months ended September 30, 2015, the majority of general and administrative expense was compensation expense related to options and warrants totaling $12,242,135; compensation expenses related to options and warrants in the same period in 2016 were $0. In the nine months ended September 30, 2016, compensation expenses as well as operating expenses stayed relatively the same. We anticipate that future compensation expenses will increase and that certain operating expenses will increase for fiscal 2016 as we continue to build the infrastructure to proceed with permitted custom processing toll milling services.

General and administrative expenses were $59,502 for the three months ended September 30, 2016 as compared to $895,510 for the same period in 2015. For the three months ended September 30, 2015, the majority of general and administrative expense was compensation expense related to options and warrants totaling $477,587; compensation expenses related to options and warrants in the same period in 2016 were $0. In the three months ended September 30, 2016, compensation expenses as well as operating expenses stayed relatively the same. We anticipate that future compensation expenses will increase and that certain operating expenses will increase for fiscal 2016 as we continue to build the infrastructure to proceed with permitted custom processing toll milling services.

Other Income and Expenses

Other Income

We receive monthly payments of from $608 per month from American Tower Corporation for a cellular tower located on our Tonopah land.

On February 23, 2016 an auction was held in which $222,597 of equipment was sold for $56,500. The net proceeds from this sale were paid to a former employee for past compensation.

Interest Expense

Interest expense for the nine months ended September 30, 2016 was $210,471 compared to $196,253 for the respective period in 2015. The 2016 and 2015 amounts relate primarily to the interest due on our notes payable: (i) the $2,500,000 secured, convertible promissory note issued to Pure Path on October 10, 2013 in accordance with the settlement agreement of same date. All prior debt was subsumed under this note, the outstanding of which was $2,229,187 plus accrued interest at 8% per annum on September 30, 2016; (ii) the short-term note payable; (iii) the convertible notes issued in 2011 and 2012 and the notes with Tina Gregerson Family Properties, LLC, an entity controlled by the CEO of the Company; (iv) convertible debt of $220,000; and (v) accounts payable.

Interest expense for the three months ended September 30, 2016 was $62,267, compared to $78,096 for the respective period in 2015. The 2016 and 2015 amounts relate primarily to the interest due on our notes payable: (i) the $2,500,000 secured, convertible promissory note issued to Pure Path on October 10, 2013 in accordance with the settlement agreement of same date. All prior debt was subsumed under this note, the outstanding of which was $2,229,187 plus accrued interest at 8% per annum on September 30, 2016; (ii) the short-term note payable; (iii) the convertible notes issued in 2011 and 2012 and the notes with Tina Gregerson Family Properties, LLC, an entity controlled by the CEO of the Company; (iv) convertible debt of $220,000; and (v) accounts payable.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements through the issuance of short-term debt, convertible debt and through equity capital we have received via certain shareholders exercising their warrants and loans from related parties during the three months periods ended September 30, 2016 and 2015. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had a working capital deficit of $9,123,197 at September 30, 2016. Cash and cash equivalents were $1,035 at September 30, 2016, representing an decrease of $5,621 from the cash and cash equivalents of $6,656 at September 30, 2015.

Our cash reserves will not be sufficient to meet our operational needs and thus, we need to raise additional capital to pay for our operational expenses and provide for capital expenditures. Our basic operational expenses are currently estimated at approximately $70,000 per month. Above the basic operational expenses, we estimate that we need approximately $17,500,000 to begin limited toll milling operations. If we are not able to raise additional working capital, we may have to cease operations altogether.

For the nine months ended September 30, 2016, we had net cash used in operating activities of $297,212, as compared to $613,101 for the nine months ended September 30, 2015.

For the nine months ended September 30, 2016 and 2015 we had net cash provided by investing activities of $56,500 and net cash used in investing activities of $43,528 respectively. The amount in 2016 was from the sale of equipment and 2015 was due to the funds required to conduct site preparation on our Tonopah, Nevada property and purchase of machinery and equipment.

For the nine months ended September 30, 2016 and 2015, we had net cash provided by financing activities of $240,000 and $627,190, respectively.

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

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2016, we did not engage in any off balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

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

Based on this evaluation and taking into account that certain material weaknesses existed as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were not effective. As a result of this conclusion, the financial statements for the period covered by this Quarterly Report on Form 10-Q were prepared with particular attention to the material weaknesses previously disclosed. Notwithstanding the material weaknesses in internal controls that continue to exist as of September 30, 2016, we have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company accepted an investment from an unrelated third party of $20,000 for the purchase of 275,028 shares of restricted common stock. The investment was funded on August 17, 2016 and the shares were issued on December 13, 2016.

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

Promissory Notes

The Company issued 5,000,000 shares of restricted common stock on April 1, 2016 that are being held in escrow pending a Triggering Event under the agreement with the holder of the Series A Preferred Stock. See Note 8 – Shareholders Equity.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit	Description
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Label
101.PRE**	XBRL Taxonomy Extension Presentation

* filed herewith electronically

** to be filed electronically upon completion of formatting

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Standard Metals Processing, Inc.

Date: December 14, 2016

	By:	/s/ J. Bryan Read
J. Bryan Read
Interim Chief Executive Officer

	By:	/s/ Sharon Ullman
Sharon Ullman
Chief Financial Officer