Form 10-K
period 2016-12-31
Standard Metals Processing, Inc.
filed 2017-04-14
CIK 773717

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2016

Commission File Number: 000-14319

STANDARD METALS PROCESSING, INC. (a.k.a. CAMBRIAN MINERALS GROUP, INC.)

(Exact Name of Small Business Issuer as Specified in its Charter)

(Former Name)

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

As of April 10, 2017, the Registrant’s non-affiliates owned shares of its common stock having an aggregate market value of approximately $8,673,610 (based upon the closing sales price of the Registrant’s common stock on that date on the OTCQB).

On April 10, 2017 there were 124,581,000 shares of common stock issued and outstanding, which is the Registrant’s only class of voting stock.

Documents Incorporated by Reference: None.

STANDARD METALS PROCESSING, INC.

Annual Report on Form 10-K

For the Year Ended December 31, 2016

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

Series A Preferred Stock

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

Series B Preferred Stock

The Company designated 2,500,000 shares of Series B Preferred shares effective November 4, 2013. No shares of our Series B Preferred Stock were ever issued or outstanding and were retired on April 11, 2016. Shares of our Series B Preferred Stock are entitled to receive, when and as declared by our Board of Directors, dividends at a rate of 8% per share annually, payable on October 1 of each year. Such dividends shall be cumulative and shall accrue, whether or not earned or declared, from and after the date of issuance of the Series B Preferred Stock, whichever is later. Each share of Series B Preferred Stock shall be convertible, at any time and at the option of the holder, into ten shares of common stock (the “Stock Conversion Rate”). The Stock Conversion Rate is subject to certain adjustments for stock-splits, combinations, reclassifications, exchanges, substitutions, reorganizations, mergers and/or consolidations.

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

Recent Actions

The Company is working on general maintenance and updating of the Tonopah property in line with the Company’s business plan.

EMPLOYEES

As of December 31, 2016, we did not have any employees. The Company’s and its subsidiaries’ officers, directors and independent contractors conduct all operations.

FINANCIAL INFORMATION IN INDUSTRY SEGMENTS

During the years ended December 31, 2016 and 2015, our operations included one reportable segment: that of the development of the related services of custom permitted processing toll milling.

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

The Company executed an Agreement with the holder of the Series A Preferred Stock to exchange the Series A for common stock. See “Note 10- Shareholders’ Equity”.

RISKS RELATING TO OUR FINANCIAL CONDITION

WE CURRENTLY DO NOT HAVE ENOUGH CASH TO FUND OPERATIONS AND/OR REDUCE OUR DEBT DURING 2017.

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

OUR INDEPENDENT AUDITORS HAVE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The financial statements for each of these periods were prepared assuming that we would continue as a going concern. We have had net losses for each of the years ended December 31, 2016 and 2015, and we have an accumulated a deficit as of December 31, 2016. In the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we do not expect to generate any significant revenues from operations for the foreseeable future, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital through equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

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

RISKS RELATING TO OUR BUSINESS

WE WILL REQUIRE ADDITIONAL FINANCING TO FUND OUR PERMITTED CUSTOM PROCESSING TOLL MILLING DEVELOPMENT AND OPERATIONS.

Substantial additional financing will be needed in order to fund the current plan to begin toll milling services and develop and maintain the Tonopah property. Our means of acquiring investment capital is limited to private equity and debt transactions. We have no significant sources of currently available funds to engage in additional development. Without significant additional capital, we will be unable to fund our current property interests or effectuate our current business plan for permitted custom processing toll milling and mining services. See “—Risks Relating to Our Financial Condition – We Currently Do Not Have Enough Cash to Fund Operations, and/or Reduce Debt During 2017”

OUR PERFORMANCE MAY BE SUBJECT TO FLUCTUATIONS IN MINERAL PRICES.

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

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock is quoted on the OTCQB under the symbol “SMPR.” As of April 10, 2017, the last closing sale price of our common stock as reported by OTCQB was $0.11 per share. The following table sets forth for the periods indicating the range of high and low closing sale prices of our common stock:

Period	High	Low

Quarter Ended March 31, 2016	$0.20	$0.03
Quarter Ended June 30, 2016	$0.21	$0.09
Quarter Ended September 30, 2016	$0.18	$0.07
Quarter Ended December 31, 2016	$0.10	$0.04

Quarter Ended March 31, 2015	$1.47	$0.94
Quarter Ended June 30, 2015	$1.15	$0.75
Quarter Ended September 30, 2015	$0.90	$0.33
Quarter Ended December 31, 2015	$0.51	$0.11

The quotations from the OTCQB above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions.

RECORD HOLDERS

As of April 10, 2017, there were approximately 178 record holders of our common stock, excluding shareholders holding securities in “street name.”

DIVIDENDS

We have never paid cash dividends on our common stock and have no present intention of doing so in the foreseeable future. Rather, we intend to retain all future earnings to provide for the growth of our Company. Payment of cash dividends in the future, if any, will depend, among other things, upon our future earnings, requirements for capital improvements and financial condition.

RECENT SALES OF UNREGISTERED SECURITIES

In addition to the sales of unregistered securities that we reported in Quarterly Reports on Form 10-Q and Current Reports on Form 8-K during fiscal year ended 2016, we made the following sales of unregistered securities during the year ended December 31, 2016:

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

Promissory Note Conversion

On July 22, 2016 three convertible promissory notes payable totaling $160,000 and accrued interest of $4,919 were converted into 4,879,067 shares of restricted common stock.

One December 28, 2016 the Company issued 3,262,838 shares of restricted common stock for $65,256.75 balance of a convertible promissory note.

Common Stock Subscribed

On August 17, 2016 the Company received a subscription agreement and $20,000 for 275,028 shares of the Company common stock. The shares were issued on December 13, 2016, the delay was a result of corporate restructuring of the investor.

Promissory Notes

On December 13, 2016, the Company issued an unsecured promissory note (the “Note”) to an unrelated third party for funding received November 28, 2016. Interest will accrue at 6% per annum. The Note is convertible into shares of the Company at $0.02 per share based on the lowest trading price during the five trading days prior to the date of funding. This note was subsequently converted, see Promissory Note Conversion above.

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

RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2016 COMPARED TO THE YEAR ENDED DECEMBER 31, 2015.

Revenues

We had no revenues from operations for the years 2016 and 2015. Furthermore, we do not anticipate having any significant future revenues until we have sufficiently funded operations.

Operating Expenses

General and administrative expenses were $333,080 for 2016 as compared to $12,139,672 for 2015. Of the $12,139,672 in 2015, we recorded $10,608,577 of compensation expense related to options and warrants as compared to $0 of compensation expenses related to options in 2016. In 2015, compensation expenses as well as operating expenses increased due to the employment agreements the Company entered into with its key officers were higher because of the expenses associated with permits, research, agreements and construction. We anticipate that future compensation expenses will increase and that certain operating expenses will increase for fiscal 2017 as we plan to reconvene steps to build the infrastructure and to proceed with custom processing tolling milling services and possible entrance into other properties.

Depreciation and amortization expenses were $0 for 2016 as compared to $3,387 for 2015. Impairment of Shea Mining and Milling assets and machinery and equipment were $0 for 2016 and $34,023,742 in 2015. In 2015 the Company reached settlement on certain lawsuits and accrued $2,658,750, except as otherwise disclosed herein no settlements were reached in 2016.

Other Income and Expenses

Interest Expense

Interest expense for 2016 was $366,085 compared to $311,606 in 2015. The 2016 and 2015 amounts relate primarily to the interest due on our notes payable: (i) the $2,500,000 secured, convertible promissory note issued to Pure Path on October 10, 2013 in accordance with the settlement agreement of same date. All prior debt was subsumed under this note, plus accrued interest at 8% per annum on December 31, 2016; (ii) the short-term note payable; and (iii) the convertible notes issued in 2011 and 2012 and the $477,500 notes with Tina Gregerson Family Properties, LLC. During 2015, we incurred a loss on extinguishment of debt of $150,000 on a vendor trade payable when we negotiated an exchange of construction equipment with a cost of $1,787,818 for debt of $928,130.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements through advances from convertible notes payable and the exercise of common stock purchase warrants. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next 12 months. We had a working capital deficit of $9,268,552 at December 31, 2016. Cash and cash equivalents were $1,326 at December 31, 2016, representing a decrease of $421 from the cash and cash equivalents of $1,747 at December 31, 2015.

We received payments from American Tower Corporation for a cellular tower located on our Tonopah property totaling $7,300 in 2016.

Our cash reserves will not be sufficient to meet our operational needs and thus, we need to raise additional capital to pay for our operational expenses and provide for capital expenditures. Our basic operational expenses are estimated at approximately $150,000 per month and we continue to have debt service commitments, which includes $2,229,187 (plus accrued interest) due to Pure Path, Tina Gregerson Family Properties, LLC $477,500 (plus accrued interest), Convertible notes payable $60,000 (plus accrued interest), and $175,000 (plus accrued interest), if none of the convertible note holders convert any portion of their notes payable. Above the basic operational expenses, we estimate that we need approximately $17,500,000 to complete our planned four circuit tolling operations. If we are not able to raise additional working capital, we may have to cease operations altogether.

For the years ended December 31, 2016 and 2015, we had net cash used in operating activities of $361,921 and $687,510 respectively.

For the years ended December 31, 2016 and 2015, we had net cash provided by investing activities of $56,000 and net cash used in investing activities $43,528, respectively.

For the years ended December 31, 2016 and 2015, we had net cash provided by financing activities of $305,000 and $696,690 respectively.

During 2015, we received $124,600 cash proceeds from the exercise of warrants to purchase common stock and $477,500 from proceeds from debt. During 2016, we received $285,000 in cash from convertible notes payable and $20,000 from proceeds from the issuance of common stock.

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

Off-Balance Sheet Arrangements

During the year ended December 31, 2016, we did not engage in any off balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Standard Metals Processing, Inc.

We have audited the accompanying consolidated balance sheets of Standard Metals Processing, Inc., and its subsidiaries (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Standard Metals Processing, Inc. and its subsidiaries as of December 31, 2016 and 2015 and the results of their consolidated operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses since inception and has a significant working capital deficiency both of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Stone & Company, LLP

Dallas, Texas

April 14, 2017

STANDARD METALS PROCESSING, INC.
Consolidated Balance Sheets

	December 31,	December 31,
	2016	2015

Assets
Current assets:
Cash	$1,326	$1,747
Prepaid expenses	31,256	30,037
Assets held for Sale	12,000	68,500

Total current assets	44,582	100,284
Shea Mining and Milling Assets	2,108,300	2,108,300
Property, plant and equipment:
Machinery and equipment	21,000	21,000
Construction in progress	1,775,224	1,775,224
	1,796,224	1,796,224
Accumulated depreciation	(21,000)	(21,000)
Net property, plant and equipment	1,775,224	1,775,224
Total Assets	$3,928,106	$3,983,808

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Senior secured convertible promissory note payable, related party	$2,229,187	$2,229,187
Promissory notes payable - related party, net of debt discount of $0 December 31, 2016 and $11,577 December 31, 2015	477,500	465,923
Convertible notes payable	175,000	175,000
Accrual for settlement of lawsuits	2,581,000	2,658,000
Due to Wits Basin Precious Minerals Inc.	16,616	16,616
Accounts payable	2,210,219	2,053,376
Accrued interest - Related party $678,466 and $478,222 at December 31,2016 and December 31, 2015, respectively	741,747	530,103
Accrued expenses	880,865	907,922
Accounts payable to related party	1,000	1,874

Total current liabilities	9,313,134	9,038,001

Long-term debt
Convertible Notes payable, net of $47,507 discount	12,493	-

Commitments and Contingencies (Note 11 and 15)

Preferred stock, 50,000,000 shares authorized:
Series A, $.001 par value, 10,000,000 shares issued and outstanding at December 31, 2016 and December 31, 2015	10,000,000	10,000,000

Shareholders’ equity (deficit):
Series B preferred stock, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized: 121,492,869 issued and 116,492,869 outstanding at December 31, 2016 and 104,075,936 shares issued and outstanding at December 31, 2015, respectively	116,493	104,076
Additional paid-in capital	87,064,101	86,438,911
Common stock subscribed	-	40,000
Accumulated deficit	(102,578,115)	(101,637,180)
Total shareholders’ equity (deficit)	(15,397,521)	(15,054,193)
Total Liabilities and Shareholders’ Equity (Deficit)	$3,928,106	$3,983,808

The accompanying notes are an integral part of these consolidated financial statements.

STANDARD METALS PROCESSING, INC.

Consolidated Statements of Operations

	year ended
	December 31, 2016	December 31, 2015

Revenues	$-	$-

Operating expenses:
General and administrative	333,080	12,139,672
Impairment of Shea Mining and Milling assets	-	33,051,127
Impairment of Machinery and Equipment	-	1,023,742
Depreciation and amortization	-	3,387
Judgement on legal actions	-	2,658,750

Total operating expenses	333,080	48,876,678
Loss from operations	(333,080)	(48,876,678)

Other income (expense):
Other income	7,300	7,909
Loss on settlement of debt	-	(150,000)

Interest expense	(366,085)	(311,606)
Amortization of debt discount	(249,070)	(238,679)

Total other income (expense)	(607,855)	(692,376)
Loss before income tax provision	(940,935)	(49,569,054)

Income tax provision	-	-
Net loss	$(940,935)	$(49,569,054)

Basic net loss per common share	$(0.01)	$(0.48)

Basic weighted average common shares outstanding	110,080,311	103,879,347

The accompanying notes are an integral part of these consolidated financial statements.

STANDARD METALS PROCESSING, INC.

Consolidated Statements of Shareholders' Deficit

			Common stock		Additional	Common
	Preferred Stock		outstanding		paid-in	Stock	Accumulated
	Shares	Amount	Shares	Amount	capital	Issuable	deficit	Total

BALANCE, December 31, 2014	-	$-	103,660,936	$103,661	$75,255,143	$-	$(52,068,126)	$23,290,678

Warrants issued for granting of terms from accounts payable	-	-	-	-	250,256	-	-	250,256

Stock issued for the exercise of common stock warrants and options	-	-	140,000	140	124,460	-	-	124,600

Cash received on Common stock issuable	-	-	-	-	-	40,000	-	40,000

Stock issued for the settlement of accounts payable and accrued expense	-	-	250,000	250	199,750	-	-	200,000

Stock issued for compensation	-	-	-	-	10,608,577	-	-	10,608,577

Stock issued in settlement of lawsuit	-	-	25,000	25	725	-		750

Net loss	-	-	-	-	-	-	(49,569,054)	(49,569,054)

BALANCE, at December 31, 2015	-	$-	104,075,936	$104,076	$86,438,911	$40,000	$(101,637,180)	$(15,054,193)

Stock issued for the conversion of Notes payable and accrued interest	-	-	8,141,905	8,142	222,130	-	-	230,272

Common stock issued for cash received in prior year	-	-	-	4,000	36,000	(40,000)	-	-

Conversion feature of convertible debt	-	-	-	-	285,000	-	-	285,000

Stock issued for cash	-	-	4,275,028	4,275	19,725	-	-	20,000

Warrants issued in settlement of lawsuit	-	-	-	-	62,335	-	-	62,335

Net loss	-	-	-	-	-	-	(940,935)	(940,935)

BALANCE, at December 31, 2016	-	$-	116,492,869	$116,493	$87,064,101	$-	$(102,578,115)	$(15,397,521)

The accompanying notes are an integral part of these consolidated financial statements.

STANDARD METALS PROCESSING, INC.

Consolidated Statements of Cash Flows

	For the years ended
	December 31, 2016	December 31, 2015
OPERATING ACTIVITIES:
Net loss	$(940,935)	$(49,569,054)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	-	3,387
Amortization of debt issuance costs	249,070	238,679
Compensation expense related to issuance of common stock, warrants and stock option grants	-	10,608,577
Impairment of Shea Mining and Milling assets	-	33,051,127
Impairment on machinery & equipment	-	1,023,742
Judgement on legal actions	-	2,658,750
Settlement of debt	-	150,000
Changes in operating assets and liabilities:
Prepaid expenses	(1,219)	28,973
Accounts payable	149,527	641,276
Accrued expenses	189,860	481,466
Accounts payable related party	(874)	(4,433)
Accrual for settlement of lawsuits	(7,350)	-

Net cash used in operating activities	(361,921)	(687,510)

INVESTING ACTIVITIES:
Payment for construction in progress	-	(43,528)
Proceeds from the sale of assets	56,500	-

Net cash provided by (used in) investing activities	56,500	(43,528)

FINANCING ACTIVITIES:
Cash proceeds from issuance of common stock, warrants and exercise of stock options and warrants, net	-	124,600
Cash received on common stock issuable	-	40,000
Cash received on common stock	20,000	-
Cash proceeds from Senior secured convertible notes payable - related party	285,000	54,590
Cash proceeds from promissory notes payable - related party	-	477,500

Net cash provided by financing activities	305,000	696,690

DECREASE IN CASH AND CASH EQUIVALENTS	(421)	(34,348)
CASH AND CASH EQUIVALENTS, beginning of year	1,747	36,095
CASH AND CASH EQUIVALENTS, end of year	$1,326	$1,747

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Cash paid for interest cost	$73,351	$27,776
Income taxes paid	-	-
Supplemental cash flow disclosures
Debt discount on convertible notes payable	$285,000	-
Common stock issued	$40,000	-
Construction in progress and equipment purchase unpaid	$-	$235,731
Warrants issued in settlement of lawsuit	$62,335	-
Shares issued for accounts payable settlement	$-	200,000
Warrants issued in connection with debt	$-	250,256
Conversions into common stock of convertible debt and accrued interest	$230,272	-
Plant property and equipment used to settle accounts payable	$-	928,143

The accompanying notes are an integral part of these consolidated financial statements.

STANDARD METALS PROCESSING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

NOTE 1 – NATURE OF BUSINESS

Standard Metals Processing, Inc. (formerly Standard Gold Holdings, Inc., Standard Gold, Inc. and Princeton Acquisitions, Inc.) (the “Company” or “we” or “our”) was incorporated in the State of Colorado on July 10, 1985 as a blind pool or blank check company. On September 29, 2009, we completed a share exchange agreement with Hunter Bates Mining Corporation, a Minnesota corporation (“Hunter Bates”) and certain of its shareholders, in which Hunter Bates’ shareholders exchanged all of their capital securities into similar capital securities of ours (the “Hunter Bates Share Exchange”) and we adopted the business model of Hunter Bates of mineral exploration and mining. Accordingly, the Hunter Bates Share Exchange represented a change in control and Hunter Bates became a wholly owned subsidiary of the Company.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2016, the Company incurred losses from operations of $940,935. At December 31, 2016, the Company had an accumulated deficit of $102,578,115 and a working capital deficit of $9,268,552. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the year ended December 31, 2016, the Company received net cash proceeds of $305,000 from the convertible promissory notes payable and issuance of common stock. Management believes that private placements of equity capital and/or additional debt financing will be needed to fund our long-term operating requirements. The Company may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

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

Cash and Cash Equivalents

We include as cash equivalents: (a) certificates of deposit, and (b) all other investments with maturities of three months or less when purchased, which are readily convertible into known amounts of cash. We maintain our cash in high-quality financial institutions. The balances, at times, may exceed federally insured limits.

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

Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized. As items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

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

Management reviews the net carrying value of each mineral property as changes may materialize with a property or at a minimum, on an annual basis. Where information and conditions suggest impairment, estimated future net cash flows from each property are calculated using estimated future prices, proven and probable reserves and value beyond proven and probable reserves, and operating, capital and reclamation costs on an undiscounted basis. If it is determined that the future cash flows are less than the carrying value, a write-down to the estimated fair value is made with a charge to operations for the period. Where estimates of future net cash flows are not available and where other conditions suggest impairment, management assesses if the carrying value can be recovered.

Management's estimates of gold prices, recoverable reserves, probable outcomes, operating capital and reclamation costs are subject to risks and uncertainties that may affect the recoverability of mineral property costs.

Long-Lived Assets

The Company will periodically evaluate the carrying value of long-lived assets to be held and used, including but not limited to, mineral properties, mine tailings, mine dumps, capital assets and intangible assets, when events and circumstances warrant such a review and at least annually. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose. During the year ended December 31, 2015 the Company had an impairment charge of $34,074,869. There were no impairment charges during the year ended December 31, 2016.

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

Revenue Recognition and Deferred Revenue

As of December 31, 2016, we have recorded no revenues from custom permitted processing toll milling.

Off Balance Sheet Arrangements

As of December 31, 2016, we did not have any off-balance sheet activities (including the use of structured finance or special purpose entities) or any trading activities in non-exchange traded commodity contracts that have a current or future effect on our financial condition, changes in the financial condition, revenues or expenses, results of operation, liquidity, capital expenditures or capital resources that are material to our investors.

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

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at December 31, 2016 and 2015. The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

Stock-Based Compensation and Issuance of Stock for Non-Cash Consideration

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options and compensatory stock warrants, based on estimated fair values equaling either the fair value of the shares issued or the value of consideration received, whichever is more readily determinable. Non-cash consideration pertains to services rendered by consultants and others and has been valued at the market value of the Company’s common stock at the date of the agreement. The Company’s accounting policy for employee stock compensation follows the provision of Accounting Standards Codification (ASC) Topic 718-10 “Compensation – Stock Compensation.”

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

Recent Accounting Standards

During the year ended December 31, 2016 and through April 12, 2017, there were several new accounting pronouncements issued by the Financial Accounting Standards Board.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

Furthermore, Wits Basin had entered into certain commitments, which involved shares of the Company’s common stock and as a result of their exchange of substantially all of the Company’s common stock they held for Series A Preferred, Wits Basin could no longer honor those commitments. In consideration of Wits agreeing to the exchange, the Company agreed to enter into two stock option agreements as follows: (1) the Company granted to one of Wits Basin’s major lenders a replacement stock option, on substantially the same terms as the stock option issued by Wits Basin, to purchase 1,299,000 shares of the Company’s common stock at an exercise price of $1.00 per share expiring on December 14, 2014 (of which the holder exercised on 10,000 shares of the option with a payment of $10,000 during 2011) and (2) the Company granted to Wits Basin a replacement stock option, expiring on December 19, 2014, to purchase up to 630,000 shares of the Company’s common stock, at an exercise price of $0.50 per share. As of December 31, 2015 all of these stock options are expired.

The Company and Wits Basin executed a Settlement Agreement on January 22, 2016. Pursuant to the terms of the Settlement Agreement, the Company issued 630,000 warrants to purchase common stock at an exercise price of $0.70 and 630,000 warrants to purchase common stock at an exercise price of $0.30 per share. The warrants are exercisable until December 31, 2018.

During the year ended December 31, 2015, Management analyzed the Shea Mining and Milling assets and determined that the Tonopah mine tailings of $24,888,252, Tonopah dormant milling facility of $8,062,875 and Manhattan mine dumps of $100,000 were fully impaired and recorded an impairment of $33,051,127 and reduced the net carrying value of the Miller’s Landing assets to $2,108,300.

The Company does not conduct any mining activity.

NOTE 4 – ASSET HELD FOR SALE

During the year ended December 31, 2015 the Company determined that certain equipment with a historic cost of $2,020,415 had a fair value of $996,643 and was no longer required. The Company evaluated this event using the guidance provided by ASC 360-10 “ Property, Plant and Equipment – Impairment or disposal of long-life assets ” and concluded an impairment of machinery and equipment of $1,023,772. The Company negotiated with the Vendor to accept such certain equipment held for sale in full settlement of the Vendor’s Long-Term Trade Payable, see Note 6. On February 23, 2016 an auction was held in which $222,597 of other equipment was sold for $56,500. The proceeds from this sale were paid to a former employee for past compensation.

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

Components of our property, plant and equipment are as follows:

	December 31,
	2016	2015
Equipment	$21,000	$21,000
Construction in Progress	1,775,224	1,775,224
Less accumulated depreciation	(21,000)	(21,000)
	$1,775,224	$1,775,224

NOTE 6 – LONG-TERM TRADE PAYABLE

The following table summarizes the Company’s long-term trade payable:

	December 31,	December 31,
	2016	2015
Vendor agreement dated March 12, 2015 with monthly payments of $50,000 and zero interest	$-	$928,143
Less debt discount	(-)	(-)
	-	928,143
Less extinguishment of debt	(-)	(928,143)
Totals	$-	$-

On March 12, 2015 the Company and a vendor of certain equipment entered into an agreement in which the Company agreed to make monthly payments of $50,000 commencing April 15, 2015. During the year end December 31, 2015, the Company negotiated with the Vendor to accept certain equipment held for sale in full settlement of the vendors Long-Term Trade Payable.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

Between January 22, 2016 and March 31, 2016 the Company issued Convertible Promissory Notes totaling $160,000. The Convertible promissory notes accrue interest at 8% and mature 2 years from the date of issue. At the option of the holder the Convertible Promissory Notes convert into shares of the Company’s Common Stock. The $55,000 convertible promissory note is convertible at $0.021 per share based on the ninety day VWAP (volume weighted average price) ending on the date of funding, the $30,000 convertible promissory note is convertible at $0.05 per share based on the ninety day VWAP ending on the date of funding, and the $75,000 convertible promissory note is convertible at $0.05 per share based on a fifty percent discount to the closing sale price on the last trading day immediately preceding the issue date. The Company then analyzed the conversion under ASC 470-20 Debt with conversion and other options for consideration of a conversion feature. The Company recorded a discount for the intrinsic value of the conversion feature of $160,000 and will amortize this debt discount over the term of the notes.

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

The Company issued a convertible promissory note in the principal amount of $65,000 effective on November 28, 2016. The note is due one year after issuance, accrues interest at 6% per annum and is convertible into shares of common stock at a price of $0.06 per share. The Company then analyzed the conversion under ASC 470-20 Debt with conversion and other options for consideration of a conversion feature. The Company recorded a discount for the intrinsic value of the conversion feature of $65,000 and will amortize this debt discount over the term of the note.

On December 28, 2016 the convertible promissory notes payable totaling $65,000 and accrued interest of $353 were converted into 3,262,838 shares of restricted common stock.

The following table summarizes the Company’s remaining convertible promissory notes (convertible into common stock):

	December 31,	December 31,
	2016	2015
Convertible notes at December 31, 2016; interest rate of 8%;	$60,000	$-
Less unamortized debt discount	(47,507)
Convertible promissory notes net of unamortized discount of $0 at December 31, 2016; interest rate of 6%; accrued interest of $36,665 at December 31, 2015 and all of these Notes are past due and original terms apply in the default period.	$175,000	$175,000
Less current portion of Convertible Notes Payable	(175,000)	(175,000)
	$12,493	$-

NOTE 8 –NOTES PAYABLE - RELATED PARTY

The following table summarizes the Company’s notes payable related party:

	December 31,	December 31,
	2016	2015
Promissory note issued on February 11, 2015, in the principal amount of up to $750,000 with tranches received as follows: $200,000 on February 11, 2015 and $48,000 on February 13, 2015; $50,000 on April 13, 2015; on July 31, 2015 $150,000; on October 20, 2015 $2,500; on October 29, 2015 $12,000; on November 4, 2015 $15,000 the note has a stated interest rate of 8%; with a maturity of 1 year from the date of the tranche. The promissory notes payable are now in default and the stated interest rate increased to 12%.	$477,500	$477,500
Less discount	(-)	(11,577)
Totals	$477,500	$465,923

On February 11, 2015, the Company issued an unsecured promissory note (the “Note”) to Tina Gregerson Family Properties, LLC, an entity controlled by a former director and interim CEO of the Company. The Note, for up to $750,000, is to be provided in tranches. Maturity of each tranche is one year from the date of receipt. Interest will accrue at 8% per annum on each tranche with increase to 12% on default. As consideration, the Company agreed to issue common stock purchase warrants for the purchase of up to 250,000 shares of common stock exercisable for seven years at $1.23 per share. The Company then analyzed the warrant under ASC 470-20-25 Debt with conversion and other options for consideration of a warrants issue. The Company recorded a discount based on the relative fair value of the warrants of $138,880. The Company valued the warrants using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $1.25; warrant term of 7 years; expected volatility of 291%; and discount rate of 1.83% and accounted for them as debt discount, which was amortized over the term of the note.

NOTE 9 – NOTES PAYABLE

On October 10, 2013, a Senior Secured Convertible Promissory Note for up to $2,500,000 at 8% per annum with an original principal balance of $1,933,345 maturing on April 10, 2015 was issued to Pure Path pursuant to a Settlement and Release Agreement. (see Note 8 Related Party transactions).

The following table summarizes the Company’s remaining convertible promissory notes (convertible into common stock):

	December 31,
	2016	2015
Convertible promissory notes net of unamortized discount of $0 at December 31, 2016; interest rate of 6%; accrued interest of $57,665 at December 31, 2015 and all of these Notes are past due and original terms apply in the default period.	$175,000	$175,000

	$175,000	$175,000

NOTE 10 – SHAREHOLDERS’ EQUITY

Preferred Stock

Simultaneous with the Shea Exchange Agreement, Wits Basin exchanged 19,713,544 shares of our common stock it held for 10,000,000 shares ($.001 par value each) of “Series A Preferred Stock” with an original issue price of $1.00 per share. The Company executed an Agreement with Wits to exchange these preferred shares for shares of common stock.

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

Agreement with Holder of Series A Preferred Stock

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

Common Stock Issuances

Common Stock issued on conversion of notes payable

On July 22, 2016 three convertible promissory notes payable totaling $160,000 and accrued interest of $4,919 were converted into 4,879,067 shares of restricted common stock.

On December 28, 2016 a convertible promissory note payable totaling $65,000 and accrued interest of $353 were converted into 3,262,838 shares of restricted common stock.

On August 17, 2016 the company received a subscription agreement and $20,000 for 275,028 shares of the Company common stock.

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

Debt Settlements

On July 31, 2015 the Company issued 250,000 shares of restricted common stock in exchange for $50,000 of outstanding debt. The shares were issued under the Section 4(a)(2) exemption from registration.

The Company recorded non-cash loss on settlement of debt of $0 and $150,000 for the years ended December 31, 2016 and 2015, respectively.

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

In determining the compensation cost of the stock awards granted during fiscal 2016 and 2015, the fair value of each grant had been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized below:

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

The Company recorded $0 and $10,608,577 related to compensation expense for the years ended December 31, 2016 and 2015, respectively. All compensation expense is included in general and administrative expense. There was no tax benefit from recording this non-cash expense due to our income tax valuation allowance and due to a portion of the options being incentive stock options. The compensation expense had a $0.10 and $0.13 per share impact on the loss per share for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, there was $0 in unrecognized compensation expense.

The following tables summarize information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price
Options outstanding - December 31, 2014	34,131,842	$0.99
Granted	17,500,000	.90
Canceled or expired	(16,555,619)	.92
Exercised	-	-
Options outstanding - December 31, 2015	35,076,223	$0.99
Granted	-	-
Canceled or expired	(2,500,000)	0.88
Exercised	-	-
Options outstanding –December 31, 2016	32,576,223	$0.98
Weighted average fair value of options granted during the year ended December 31, 2016		$-
Weighted average fair value of options granted during the year ended December 31, 2015		$0.90

A summary of the Company’s nonvested options at December 31, 2016, and changes during the year ended December 31, 2016, is presented below:

	Options	Weighted Average Grant Date Fair Value
Non-vested, beginning of period	1,149,850	$0.90
Granted	-	$-
Vested	-	$-
Forfeited	(1,149,850)	$0.88
Non-vested, end of period	-	$-

The following tables summarize information about stock options outstanding and exercisable at December 31, 2016:

	Options Outstanding and Exercisable at December 31, 2016
Range of Exercise Prices	Number Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$0.40 to $0.60	5,276,223	3.9 years	$0.46	$-
$0.61 to $1.00	9,800,000	3.7 years	$0.67	$-
$1.01 to $1.50	14,500,000	3.8 years	$1.25	$-
$1.51 to $2.25	3,000,000	4.3 years	$1.63	$-
$0.40 to $2.25	32,576,223	3.9 years	$0.98	$-

(1)	The aggregate intrinsic value in the table represents the difference between the closing stock price on December 31, 2016 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2016. No options were exercised during 2016.

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

The following table summarizes information about the Company’s stock purchase warrants outstanding at December 31, 2016 and 2015:

	Number	Weighted Average Exercise Price	Range of Exercise Price	Weighted Remaining Contractual Life
Outstanding at December 31, 2014	5,483,980	$0.79	$0.20 – 2.00	4.8 years
Granted	400,000	$1.24	$1.23 – 1.25
Cancelled or expired	(728,340)	0.50	0.50
Exercised	(140,000)	$0.89	$0.25 – 0.89
Outstanding at December 31, 2015	5,015,640	$0.88	$0.20 – 2.00	4.4 years
Granted	1,260,000	$2.00	$0.30 – 1.25
Cancelled or expired	-	-	-
Exercised	-	$-	$-
Outstanding at December 31, 2016	6,275,640	$0.86	$0.20 – 2.00	3.2 years
Warrants exercisable at December 31, 2016			6,275,640

The aggregate intrinsic value of the 6,275,640 outstanding and exercisable warrants at December 31, 2016 was $0. The intrinsic value is the difference between the closing stock price on December 31, 2016 and the exercise price, multiplied by the number of in-the-money warrants had all warrant holders exercised their warrants on December 31, 2016.

NOTE 11 – LEGAL MATTERS

Stephen E. Flechner v. Standard Metals Processing, Inc.

On April 29, 2014, Stephen E. Flechner filed suit in the United States District Court for the District of Colorado against Standard Metals Processing, Inc. alleging that Standard Metals had refused to allow him to exercise stock options granted to him pursuant to a Stock Option Agreement, dated April 1, 2010, and a second Stock Option Agreement, dated January 21, 2011. On June 12, 2014, Standard Metals filed an Answer and a Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division . On January 16, 2015, Standard Metals filed a Motion for Summary Judgment. On January 23, 2015, the Court issued an Order granting in part and denying in part Standard Metals’ Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. The Court in its Order stayed further proceedings in Colorado pending the issuance of orders by the Alabama court. Thereafter, on January 26, 2015, the Court issued an Order vacating the February 20, 2015 Trial Preparation Conference and the March 9, 2015 Bench Trial. On March 23, 2015, the Court issued an Order denying Standard Metals’ Motion for Summary Judgment. On March 30, 2015, Flechner filed a Motion to Lift the Stay. On March 31, 2015, the Court issued an Order granting Flechner’s Motion to Lift the Stay. On April 6, 2015, the Court issued an Order scheduling a Bench Trial for July 29, 2015. On April 9, 2015, Flechner filed a Motion for Reconsideration of the Court’s March 23, 2015 Order Denying Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On May 1, 2015, the Court issued an Order Granting Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On August 12, 2015 the United Stated District Court for the District of Colorado issued a judgment in favor of Stephen E. Flechner for $2,157,000. An amended final judgment was ordered in adjudication of the Complaint by the U.S. District Court for the District of Colorado (the “Court”) on August 28, 2015 in favor of Flechner in the amount of $2,157,000, plus interest through the date of judgment of $235,246, plus interest of $472.76/day from August 28, 2015 until paid in full. The Company, in good faith anticipation of a settlement did not appeal the judgment and therefore, the Company’s notice of appeal was dismissed on November 17, 2015. This judgment is now non-appealable. The Company and Flechner entered into a Settlement Agreement on November 24, 2015, wherein Flechner will receive $450,000 in cash payment and $250,000 in installment payments. As of the date of this filing, the Company has recorded an accrual in the amount of judgment and is negotiations with Flechner.

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

NOTE 12 – RELATED PARTY TRANSACTIONS

Tina Gregerson/Tina Gregerson Family Properties, LLC

On February 11, 2015, the Company issued an unsecured promissory note (the “Note”) to Tina Gregerson Family Properties, LLC, an entity controlled by a former director and offier of the Company. The Note for up to $750,000 will be provided in tranches. Maturity of each tranche is one year from the date of receipt. Interest will accrue at 8% per annum on each tranche. As consideration, the Company agreed to issue common stock purchase warrants for the purchase of up to 250,000 shares of common stock exercisable for seven years at $1.23 per share. Under the terms of the Note, the Company received $200,000 on February 11, 2015, $48,000 on February 13, 2015, $50,000 on April 13, 2015, $150,000 on July 31, 2015, $2,500 on October 20, 2015, $12,000 on October 29, 2015 and $15,000 on November 4, 2015.

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

Subsequently, the Company retired and cancelled the entire class of Series B Preferred Stock, such class is no longer available for issuance.

NOTE 13 - INCOME TAXES

The components of income tax expense for the years ended December 31, 2016 and 2015 consist of the following:

	2016	2015
Current tax provision	$—	$—
Deferred tax benefit	(321,000)	(16,853,000)
Valuation allowance	321,000	16,853,000
Total income tax provision	$—	$—

Reconciliations between the statutory rate and the effective tax rate for the years ended December 31, 2016 and 2015 consist as follows:

	2016	2015
Federal statutory tax rate	(34.0)%	(34.0)%
State taxes, net of federal benefit	0%	0%
Permanent differences	—	—%
Expiration of Stock Options	—	—%
Other	—	—%
Valuation allowance	34%	34%
Effective tax rate	—	—

Significant components of the Company's estimated deferred tax assets and liabilities as of December 31, 2016 and 2015 are as follows:

	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$11,299,000	$10,978,000
Impairment of assets	11,310,000	11,310,000
Stock based compensation	3,607,000	3,607,000
Loss on settlement of debt	51,000	51,000
Total deferred tax asset	26,267,000	25,946,000
Valuation allowance	(26,267,000)	(25,946,000)
	$-	$-

As of December 31, 2016, we had approximately $33,232,000 of federal net operating loss carry forwards. These carry forwards, if not used, will begin to expire in 2028. Future utilization of our net operating loss carry forwards is subject to certain limitations under Section 382 of the Internal Revenue Code. We believe that the issuance of our common stock in exchange for the Shea Mining and Milling properties in March of 2011 resulted in an “ownership change” under the rules and regulations of Section 382. Accordingly, our ability to utilize our net operating losses generated prior to this date is limited to approximately $1,000,000 annually.

As of December 31, 2016, we do not believe any of our net operating loss carry forward consists of deductions generated by the exercise of warrants or options to purchase our stock. In the future, the stock options referenced in the above table of deferred tax items may be exercised and we may receive a tax deduction. To the extent that the tax deduction is included in a net operating loss carry forward and is in excess of amounts recognized for book purposes, no benefit will be recognized until the loss carry forward is recognized. Upon utilization and realization of the carry forward, the corresponding change in the deferred asset and valuation allowance will be recorded as additional paid-in capital.

We provide for a valuation allowance when it is more likely than not that we will not realize a portion of the deferred tax assets. We have established a valuation allowance against our net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, we have not reflected any benefit of such deferred tax assets in the accompanying financial statements. Our net deferred tax asset and valuation allowance increased by $321,000 in the year ended December 31, 2016.

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

At December 31, 2016 and 2015, the weighted average shares from stock options of 32,576,223 and 35,076,223, respectively and warrants of 6,275,640 and 5,015,640, and number of equitant shares of convertible notes payable 1,000,000 and 0 respectively were excluded from the diluted weighted average common share calculation due to the antidilutive effect such shares would have on net loss per common share.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

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

On June 4, 2015 the Company entered into an employment agreement with Mr. Thomas Loucks to serve as the Company’s Vice President of Corporate Development. Pursuant to the employment agreement, the Company granted Mr. Loucks 2,500,000 options under the 2014 Plan with an exercise price of $0.90 per share for a term of three years to Mr. Thomas Loucks. The options shall vest and become exercisable as follows: (i) Five Hundred Thousand (500,000) shall vest on the Date of Grant; (ii) Five Hundred Thousand (500,000) shall vest December 4, 2015; (iii) Five Hundred Thousand (500,000) shall vest June 4, 2016; (iv) Five Hundred Thousand (500,000) shall vest December 4, 2016; and (v) Five Hundred Thousand (500,000) shall vest June 4, 2016. See the Form 8-K filed with the Commission on June 9, 2015. The Company and Mr. Loucks came to a mutual agreement to terminate this agreement on October 22, 2015. All unvested options are cancelled

On June 11, 2015 the Company entered into an employment agreement with Mr. Bobby E. Cooper to serve as the Company’s Managing Director, Metals and Mining. Pursuant to the employment agreement, the Company granted Mr. Cooper 2,500,000 options under the 2014 Plan with an exercise price of $0.80 per share for a term of three years to Mr. Bobby E. Cooper. The options shall vest and become exercisable as follows: (i) Five Hundred Thousand (500,000) shall vest on the Date of Grant; (ii) Five Hundred Thousand (500,000) shall vest December 11, 2015; (iii) Five Hundred Thousand (500,000) shall vest June 11, 2016; (iv) Five Hundred Thousand (500,000) shall vest December 11, 2016; and (v) Five Hundred Thousand (500,000) shall vest June 11, 2016. See the Form 8-K filed with the Commission on June 16, 2015. The Company and Mr. Cooper came to a mutual agreement to terminate this agreement on October 22, 2015. All unvested options are cancelled

NOTE 16 – SUBSEQUENT EVENTS

On February 15, 2017 and March 1, 2017 the Company issued convertible promissory notes in the aggregate principal amount of $60,000. The notes are due one year after issuance, accrues interest at 6% per annum and is convertible into shares of common stock at a price of $0.06 per share.

On March 7, 2017, convertible promissory notes payable totaling $64,174.24 and accrued interest were converted into 3,008,712 shares of restricted common stock.

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

Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were not effective as of December 31, 2016, because of the identification of the material weaknesses in internal control over financial reporting described below. Notwithstanding the material weaknesses that existed as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer have each concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”). We are currently taking steps to remediate such material weaknesses as described below.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names of all directors and executive officers of the Company, their respective ages and all positions and offices with the Company held by each person as of March 31, 2016:

Name	Age	Positions with the Company

Sharon L. Ullman	69	Chief Financial Officer, Chief Administrative Officer and Director
J. Bryan Read	54	Chief Executive Officer, Director, and Secretary

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

AUDIT COMMITTEE, COMPENSATION COMMITTEE AND FINANCIAL EXPERT

The Company does have a formal audit committee but currently does not have a financial expert. The audit committee consists of Sharon Ullman. There were no audit committee meetings held during 2016. Financial information relating to quarterly reports was disseminated to all board members for review. The audited financial statements for the years ended December 31, 2016 and 2015 were provided to each member of the board in which any concerns by the members were directed to management and the auditors.

The Company has a compensation committee comprised of Sharon Ullman. There were no compensation committee meetings during 2016 and no actions taken by written consent.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation of each named executive officer for the fiscal years ended December 31, 2016 and 2015 awarded to or earned by (i) each individual serving as our principal executive officer and principal financial officer of the Company and (ii) each individual that served as an executive officer of the Company at the end of such fiscal years who received compensation in excess of $100,000.

	Annual Compensation			Option	All Other
Name and Principal Position	Year	Salary	Bonus	Awards (1)	Compensation		Total ($)

J. Bryan Read,
Chief Executive Officer	2016	$—	$—	$—	$—		$—

Sharon L. Ullman	2015	$75,500	$—		$6,319	(3)	$81,819	(4)
Interim Chief Financial Officer, Chief Administrative Officer and Director (2)	2016	$—	$—	$—	$—		$—

James Stieben (5)	2015	$59,500					59,500
Director and President of subsidiary	2016	$0	$—	$—	$—		$—

Tina Gregerson,	2015	$—	$—	$—	$—		$—
Former Secretary and Director(6)	2016	$—	$—	$—	$—		$—

Robert Geiges (7)	2015	$10,000					$10,000
Former Chief Financial Officer	2016	$—	$—	$—	$—		$—

(1)	The amounts shown are the aggregate grant date fair values of these awards computed in accordance with Financial Accounting Standards Board (“FASB”) guidance now codified as Accounting Standards Codification (“ASC”) FASB ASC Topic 718, “Stock Compensation” (formerly under FASB Statement No. 123(R)).
(2)	Ms. Ullman served as Chief Executive Officer until August 20, 2015; she was appointed Chief Administrative Officer and subsequently appointed Interim Chief Financial Officer on October 28, 2015.
(3)	other compensation consists of healthcare payments made pursuant to Ms. Ullman’s employment agreement.
(4)	Ms. Ullman agreed to suspend her salary on April 1, 2015 and to forfeit all outstanding salary and compensation owed to her as of August 27, 2015.
(5)	Mr. Stieben resigned on August 20, 2015.
(6)	Ms. Gregerson tendered her resignation effect November 21, 2016.
(7)	Mr. Geiges tendered his resignation on October 19, 2015.

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

OUTSTANDING EQUITY AWARDS TABLE

No options were exercised by our named executive officers during the year ended December 31, 2016. The following table sets forth information of outstanding option awards held by named executive officers as of December 31, 2016.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Sharon L. Ullman	4,500,000	—	$0.40	11/13/2020

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

Information as to beneficial ownership is based upon statements furnished to the Company by such persons and the shareholder list provided by the Company’s transfer agent, American Stock Transfer & Trust Company, LLC, as of April 6, 2017.

Name and Address	Amount of Beneficial Ownership (1)		Percentage of Class %

Sharon Ullman	22,180,000	(2)	17.8%
611 Walnut Street
Gadsden, AL 35901

J. Bryan Read	150,000		*
611 Walnut Street
Gadsden, AL 35901

All directors and officers as a group (1 person)	22,330,000		17.9%

Pure Path Capital Management, LLC	23,400,000		18.79%
5348 Vegas Drive
Suite 623
Las Vegas, NV 89108

(1)	Except as otherwise indicated, each person possesses sole voting and investment power with respect to the shares shown as beneficially owned. Shares are deemed owned in the same percentage as the individual’s ownership in the entity owning such shares.

(2)	18,400,000 of these shares are held in the name of Afignis, LLC of which Ms. Ullman is the Managing Manager. Includes 4,500,000 options that are currently vested and exercisable.
(*)	Less than 1%

EQUITY COMPENSATION

The following table sets forth certain information regarding equity compensation plan information as of December 31, 2016:

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

Pure Path Capital Management Company, LLC

As of April 6, 2017, Pure Path Capital Management Company, LLC (“Pure Path”) is currently the direct beneficial owner of approximately 18.79% of the Company. On October 11, 2013, we issued 27,000,000 shares of common stock to Pure Path Capital Management Company, LLC to settle a portion of the debt the Company owes to Pure Path.

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

Tina Gregerson/Tina Gregerson Family Properties, LLC

On February 11, 2015, the Company issued an unsecured promissory note (the “Note”) to Tina Gregerson Family Properties, LLC, an entity controlled by the former CEO and director of the Company. The Note for up to $750,000 will be provided in tranches. Maturity of each tranche is one year from the date of receipt. Interest will accrue at 8% per annum on each tranche upon default the interest rate increased to 12% per annum. As consideration, the Company agreed to issue common stock purchase warrants for the purchase of up to 250,000 shares of common stock exercisable for seven years at $1.23 per share. Under the terms of the Note, the Company received $200,000 on February 11, 2015, $48,000 on February 13, 2015, $50,000 on April 13, 2015, $150,000 on July 31, 2015, $2,500 on October 20, 2015, $12,000 on October 29, 2015 and $15,000 on November 4, 2015.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Board of Directors appointed and shareholders ratified the engagement of Turner, Stone & Company, L.L.P. (“Turner”) to audit our financial statements for the year ended December 31, 2016.

AUDIT FEES:

The aggregate fees billed for professional services rendered by Turner for the audit of the Company's annual consolidated financial statements and review of consolidated financial statements included in the Company's Form 10-K and 10-Q for 2016, and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was $75,400 for the year ended December 31, 2016.

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

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Company has an audit committee, but has yet to formalize processes and controls that would provide proper Board oversight. Our Board approves each engagement for audit or non-audit services before we engage our independent auditor to provide those services. The Board has not established any pre-approval policies or procedures that would allow our management to engage our independent auditor to provide any specified services with only an obligation to notify the audit committee of the engagement for those services. None of the services provided by our independent auditors for fiscal year 2016 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

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

STANDARD METALS PROCESSING, INC.

Dated: April 14, 2017	By:	/s/ J. Bryan Read
J. Bryan Read
Chief Executive Officer

Each person whose signature to this Annual Report appears below hereby constitutes and appoints J. Bryan Read and Sharon L. Ullman as their true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments to this Annual Report and any and all instruments or documents filed as part of or in connection with this Annual Report or the amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company, in the capacities and dates indicated.

Name	Title	Date

/s/ J. Bryan Read	Chief Executive Officer, Secretary and Director	April 14, 2017
J. Bryan Read

/s/ Sharon Ullman	Chief Financial Officer, Chief Administrative Officer, Director	April 14, 2017
Sharon Ullman