Form 10-Q
period 2017-03-31
Standard Metals Processing, Inc.
filed 2017-05-11
CIK 773717

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
Emerging growth company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of May 10, 2017, there were 124,501,581 shares of the Registrant’s common stock, par value $.001, outstanding.

STANDARD METALS PROCESSING, INC.

FORM 10-Q

TABLE OF CONTENTS

March 31, 2017

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain statements which are forward-looking in nature and are based on the current beliefs of our management as well as assumptions made by and information currently available to management, including statements related to the uncertainty of the quantity or quality of minerals in our tailings, the fluctuations in the market price of such reserves, general trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this Form 10-Q, the words “may,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict” and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. These statements reflect our judgment as of the date of this Form 10-Q with respect to future events, the outcome of which is subject to risks. We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectations, which may have a significant impact on our business, operating results, financial condition or your investment in our common stock, as described in Part II, Item 1A entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

STANDARD METALS PROCESSING, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash	$32,858	$1,326
Prepaid expenses	18,361	31,256
Assets held for Sale	12,000	12,000
Total current assets	63,219	44,582

Shea Mining and Milling Assets	2,108,300	2,108,300
Property, plant and equipment:
Machinery and equipment	21,000	21,000
Construction in progress	1,775,224	1,775,224
	1,796,224	1,796,224
Accumulated depreciation	(21,000)	(21,000)
Net property, plant and equipment	1,775,224	1,775,224
Total Assets	$3,946,743	$3,928,106

Liabilities and Shareholders’ Deficit
Current liabilities:
Senior secured convertible promissory note payable, related party	$2,229,187	$2,229,187
Promissory notes payable - related party	477,500	477,500
Convertible notes payable	175,000	175,000
Accrual for settlement of lawsuits	2,546,000	2,581,000
Due to Wits Basin Precious Minerals Inc.	16,616	16,616
Accounts payable	2,199,570	2,210,219
Accrued interest - Related party $701,860 and $678,466 at March 31,2017 and December 31, 2016	769,081	741,747
Accrued expenses	913,160	880,865
Accounts payable to related party	1,000	1,000

Total current liabilities	9,327,114	9,313,134

Convertible Notes payable, net of Discount of $39,644 at March 31, 2017 and $47,507 at December 31, 2016.	80,356	12,493

Commitments and Contingencies (Note 9)

Preferred stock, 50,000,000 shares authorized:
Series A, $.001 par value, 10,000,000 and 10,000,000 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	10,000,000	10,000,000

Shareholders’ deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized: 124,501,581 issued and 119,501,581 outstanding at March 31, 2017 and 121,492,869 issued and 116,492,869 outstanding at December 31, 2016, respectively	119,502	116,493
Additional paid-in capital	87,181,267	87,064,101
Accumulated deficit	(102,761,496)	(102,578,115)
Total shareholders’ deficit	(15,460,727)	(15,397,521)
Total Liabilities and Shareholders’ Deficit	$3,946,743	$3,928,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended
	March 31, 2017	March 31, 2016

Revenues	$-	$-

Operating expenses:
General and administrative	69,629	74,239

Total operating expenses	69,629	74,239
Loss from operations	(69,629)	(74,239)

Other income (expense):
Other income	2,354	1,825
Interest expense	(48,243)	(72,139)
Amortization of debt discount	(67,863)	(17,556)

Total other income (expense)	(113,752)	(87,870)
Loss before income tax provision	(183,381)	(162,109)

Income tax provision	-	-
Net loss	$(183,381)	$(162,109)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	117,328,622	106,933,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the three month periods ended
	March 31, 2017	March 31, 2016
OPERATING ACTIVITIES:
Net loss	$(183,381)	$(162,109)
Adjustments to reconcile net loss to cash flows used in operating activities:
Amortization of debt issuance costs	67,863	17,556
Changes in operating assets and liabilities:
Prepaid expenses	12,895	13,416
Accounts payable	(10,649)	(67,887)
Accrued expenses	59,804	12,311
Accounts payable related party	-	13,134
Accrual for settlement of lawsuits	-	(7,350)

Net cash used in operating activities	(53,468)	(180,929)

INVESTING ACTIVITIES:
Proceeds from the sale of assets	-	56,500

Net cash provided by investing activities	-	56,500

FINANCING ACTIVITIES:
Cash proceeds from Senior secured convertible notes payable - related party	85,000	160,000

Net cash provided by financing activities	85,000	160,000

INCREASE IN CASH AND CASH EQUIVALENTS	31,532	35,571
CASH AND CASH EQUIVALENTS, beginning of period	1,326	1,747
CASH AND CASH EQUIVALENTS, end of period	$32,858	$37,318

Supplemental cash flow disclosures
Cash paid for interest cost	$1,177	$22,005
Income taxes paid	-	-
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Debt discount on convertible notes payable	$-	$160,000
Common stock issued	$-	$40,000
Warrants issued in settlement of lawsuit	$-	$62,335
Conversions into common stock of convertible debt and accrued interest	$60,175	$-
Accrual for settlement of lawsuits paid through issuance of convertible note payable	$35,000	$-

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2017, the Company incurred losses from operations of $183,381. At March 31, 2017, the Company had an accumulated deficit of $102,761,496 and a working capital deficit of $9,263,895. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the three months ended March 31, 2017, the Company received net cash proceeds of $120,000 from the convertible promissory notes payable. Management believes that private placements of equity capital and/or additional debt financing will be needed to fund our long-term operating requirements. The Company may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include the accounts of Standard Metals Processing, Inc., its’ wholly owned subsidiary Tonopah Milling and Metals Group, Inc. (“TMMG”), and TMMG’s wholly owned subsidiaries Tonopah Custom Processing, Inc. and Tonopah Resources, Inc. All significant intercompany transactions, accounts and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2016 filed April 14, 2017. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year as a whole.

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

Recent Accounting Pronouncements

During the period ended March 31, 2017 and through May 12, 2017, there were several additional new accounting pronouncements issued by the Financial Accounting Standards Board.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) The standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard will be effective for our interim and annual periods beginning January 1, 2019, and must be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. We are currently evaluating the timing of adoption and the potential impact of this standard on our financial position, but we do not expect it to have a material impact on our results of operations.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of March 31, 2017, through the date which the condensed consolidated financial statements were issued. Based upon the review, other than described in Note 12 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

The Tonopah property was subject to an existing $2,500,000 first deed of trust, which was in default at the time of the Shea Exchange Agreement and included accrued interest of $375,645, which was also assumed in the transaction. As part of the assignment, NJB Mining, Inc. (“NJB”) modified the related note to allow the Company until May 14, 2011 to refinance this mortgage, which was subsequently extended numerous times. As of August 31, 2011, the Company was still in default under the terms of the Loan Modification Agreement, and therefore entered into a forbearance agreement with NJB, (the “NJB Forbearance Agreement”), in which NJB agreed to forbear from initiating legal proceedings, including forbearance of the deed of trust and enforcement of its collection remedies. The NJB Forbearance Agreement further provided for additional extensions up through December 9, 2011. On December 9, 2011, Pure Path Capital Management Company, LLC (“Pure Path”) purchased the Loan Modification Agreement and the NJB Forbearance Agreement directly from NJB. On December 21, 2011, we entered into an amended and restated forbearance agreement with Pure Path (the “A&R Forbearance”), whereby Pure Path extended the provisions of the NJB Forbearance Agreement. Pure Path provided an additional extension to stay any action of the A&R Forbearance until June 8, 2012, on which date, if not paid or another agreement was not executed, the Company would be required to issue 5,000,000 shares of its common stock to Pure Path; such extension was provided without additional consideration. The Company did not pay the balance of the mortgage on June 8, 2012 and pursuant to the terms of the A&R Forbearance Agreement, the Company was required to issue 5,000,000 shares to Pure Path. The 5,000,000 shares were approved for issuance by the Board of Directors on October 9, 2012 and were issued to Pure Path on December 6, 2012. Pure Path provided additional extensions to stay any action of the Forbearance Agreement until August 31, 2013; such extensions were provided without additional consideration. On October 10, 2013, the Company entered into a Settlement and Release Agreement (the “Agreement”) with Pure Path. Pursuant to the Agreement, Pure Path relinquished the rights and obligations owed to it and agreed to forbear collection remedies and legal proceedings against the Company including foreclosure on the Deed of Trust. In connection with the settlement and release of various debts of approximately $1,500,000, consulting fees owed by the Company, and relinquishment of rights by Pure Path, the Company issued 27,000,000 restricted shares and a promissory note for up to $2,500,000 with a principal amount on the date of issuance of $1,933,345 bearing interest of 8% per year for the amounts owed under the Pure Path Agreements.

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

NOTE 4 – ASSET HELD FOR SALE

During the year ended December 31, 2015 the Company determined that certain equipment with a historic cost of $282,587 had a fair value of $12,000 and was no longer required. The Company evaluated this event using the guidance provided by ASC 360-10 “ Property, Plant and Equipment – Impairment or disposal of long-life assets ” and concluded an impairment of machinery and equipment of $270,587.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

The Company is preparing the Tonopah property site for the construction of a permitted custom processing toll milling facility including grading the land, installing fencing and working with contractors for our 21,875 square foot building and servicing and drilling various wells for our future operations.

Components of our property, plant and equipment are as follows:

	March 31,	December 31,
	2017	2016
Equipment	$21,000	$21,000
Construction in Progress	1,775,224	1,775,224
Less accumulated depreciation	(21,000)	(21,000)
	$1,775,224	$1,775,224

NOTE 6 – CONVERTIBLE NOTES PAYABLE

On March 14, 2017, the Company received cash proceeds of $60,000, and on April 18, 2017, the Company issued a promissory note in exchange for the cash proceeds. The promissory note accrues interest at 6% per annum and is due one year from the date of issuance. The note is convertible into shares of common stock at $0.075 per share. The Company analyzed the conversion feature under ASC 470-20 Debt with conversion and other options, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was no beneficial conversion feature to recognize.

On February 15, 2017 and March 1, 2017 the Company issued convertible promissory notes in the aggregate principal amount of $60,000. The notes are due one year after issuance, accrue interest at 6% per annum and are convertible into shares of common stock at a price of $0.02 per share. The Company then analyzed the conversion under ASC 470-20 Debt with conversion and other options for consideration of a benefical conversion feature. The Company recorded a discount for the intrinsic value of the conversion feature of $60,000 and will amortize this debt discount over the term of the note.

On March 7, 2017, the February 15, 2017 and March 1, 2017 convertible promissory notes payable totaling $60,174, including accrued interest, were converted into 3,008,712 shares of restricted common stock and the remaining debt discount of $58,164 was recorded as amortization of debt discount.

The following table summarizes the Company’s remaining convertible promissory notes (convertible into common stock):

	March 31,	December 31,
	2017	2016
Convertible notes at March 31, 2017; interest rate of 8%;	$60,000	$60,000
Convertible notes at March 31, 2017; interest rate of 6%;	60,000
Less unamortized debt discount	(39,644)	(47,507)
Convertible promissory notes net of unamortized discount of $0 at March 31, 2017; interest rate of 6%; accrued interest of $36,665 at December 31, 2016 and all of these Notes are past due and original terms apply in the default period.	$175,000	$175,000
Less current portion of Convertible Notes Payable	(175,000)	(175,000)
	$80,356	$12,493

NOTE 7 – PROMISSORY NOTES PAYABLE - RELATED PARTY

The following table summarizes the Company’s notes payable related party:

	March 31,	December 31,
	2017	2016
Promissory note issued on February 11, 2015, in the principal amount of up to $750,000 with tranches received as follows: $200,000 on February 11, 2015; $48,000 on February 13, 2015; $50,000 on April 13, 2015; $150,000 on July 31, 2015, $2,500 on October 20, 2015, $12,000 on October 29, 2015 and $15,000 on November 4, 2015; the note has a stated interest rate of 8%; with a maturity of 1 year from the date of the tranche. The note is now in default.	$477,500	$477,500
Less discount	(-)	(-)
Totals	$477,500	$477,500

On February 11, 2015, the Company issued an unsecured promissory note to Tina Gregerson Family Properties, LLC, an entity controlled by a former director of the Company. The Note for up to $750,000 will be provided in tranches. Maturity of each tranche is one year from the date of receipt. Interest will accrue at 8% per annum on each tranche. As consideration, the Company agreed to issue common stock purchase warrants for the purchase of up to 250,000 shares of common stock exercisable for seven years at $1.23 per share. The Company then analyzed the warrant under ASC 470-20-25 Debt with conversion and other options for consideration of a warrants issue. The Company recorded a discount from the relative fair value of the warrants of $116,560. The Company valued the warrants using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $1.25; warrant term of 7 years; expected volatility of 75%; and discount rate of 1.83% and accounted for them as debt discount, which will be amortized over the term of the loan.

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

The Company entered into an Agreement on July 29, 2016 with the holder of the Series A Preferred Stock, Wits Basin Precious Minerals, Inc., (“Wits”) and Wits’ secured creditor regarding exchange options for the Series A Preferred Stock. Under the terms of the Agreement, upon the occurrence of a Triggering Event (as defined below), the holders of the Preferred Stock will receive the corresponding compensation, the “Triggering Events” and their corresponding compensation.

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

Common Stock - Note Payable Conversion

On March 7, 2017, convertible promissory notes payable and accrued interest totaling $64,174 were converted into 3,008,712 shares of restricted common stock.

Option Grants

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

The Company recorded $0 and $0 related to compensation expense for the three months ended March 31, 2017 and 2016, respectively. All compensation expense is included in general and administrative expense. There was no tax benefit from recording this non-cash expense due to our income tax valuation allowance and due to a portion of the options being incentive stock options. As of March 31, 2017, there was $0 in unrecognized compensation expense.

The following tables summarize information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price
Options outstanding - December 31, 2015	35,076,223	$0.99
Granted	-	-
Canceled or expired	(2,500,000)	0.88
Exercised	-	-
Options outstanding - December 31, 2016	32,576,223	$0.99
Granted	-	-
Canceled or expired	-	-
Exercised	-	-
Options outstanding –March 31, 2017	32,576,223	$0.98
Weighted average fair value of options granted during the period ended March 31, 2017		$-
Weighted average fair value of options granted during the year ended December 31, 2016		$-

The following table summarizes information about stock options outstanding and exercisable at March 31, 2017:

	Options Outstanding and exercisable at March 31, 2017
Range of Exercise Prices	Number Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$0.40 to $0.60	5,276,223	3.6 years	$0.46	$-
$0.61 to $1.00	9,800,000	3.5 years	$0.67	$-
$1.01 to $1.50	14,500,000	3.6 years	$1.25	$-
$1.51 to $2.25	3,000,000	4.1 years	$1.63	$-
$0.40 to $2.25	32,576,223	3.6 years	$0.98	$-

(1)	The aggregate intrinsic value in the table represents the difference between the closing stock price on March 31, 2017 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on March 31, 2017.

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

The following table summarizes information about the Company’s stock purchase warrants outstanding at March 31, 2017 and December 31, 2016:

	Number	Weighted Average Exercise Price	Range of Exercise Price	Weighted Remaining Contractual Life
Outstanding at December 31, 2015	5,015,640	$0.88	$0.20 – 2.00	4.4 years
Granted	1,260,000	$2.00	$0.30 – 1.25
Cancelled or expired	-	-	-
Exercised	-	$-	$-
Outstanding at December 31, 2016	6,275,640	$0.86	$0.20 – 2.00	3.2 years
Granted	-	$-	$-
Cancelled or expired	-	-	-
Exercised	-	$-	$-
Outstanding at March 31, 2017	6,275,640	$0.80	$0.20 - 2.00	2.9 years
Warrants exercisable at March 31, 2016			6,425,640

The aggregate intrinsic value of the 6,275,640 outstanding and exercisable warrants at March 31, 2017 was $0. The intrinsic value is the difference between the closing stock price on March 31, 2017 and the exercise price, multiplied by the number of in-the-money warrants had all warrant holders exercised their warrants on March 31, 2017.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Matters

Stephen E. Flechner v. Standard Metals Processing, Inc.

On April 29, 2014, Stephen E. Flechner filed suit in the United States District Court for the District of Colorado against Standard Metals Processing, Inc. alleging that Standard Metals had refused to allow him to exercise stock options granted to him pursuant to a Stock Option Agreement, dated April 1, 2010, and a second Stock Option Agreement, dated January 21, 2011. On June 12, 2014, Standard Metals filed an Answer and a Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division . On January 16, 2015, Standard Metals filed a Motion for Summary Judgment. On January 23, 2015, the Court issued an Order granting in part and denying in part Standard Metals’ Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. The Court in its Order stayed further proceedings in Colorado pending the issuance of orders by the Alabama court. Thereafter, on January 26, 2015, the Court issued an Order vacating the February 20, 2015 Trial Preparation Conference and the March 9, 2015 Bench Trial. On March 23, 2015, the Court issued an Order denying Standard Metals’ Motion for Summary Judgment. On March 30, 2015, Flechner filed a Motion to Lift the Stay. On March 31, 2015, the Court issued an Order granting Flechner’s Motion to Lift the Stay. On April 6, 2015, the Court issued an Order scheduling a Bench Trial for July 29, 2015. On April 9, 2015, Flechner filed a Motion for Reconsideration of the Court’s March 23, 2015 Order Denying Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On May 1, 2015, the Court issued an Order Granting Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. Standard Metals Processing, Inc. intends to continue to vigorously defend against claims by Steven E. Flechner. On August 12, 2015 the United Stated District Court for the District of Colorado issued a judgment in favor of Stephen E. Flechner for $2,157,000. An amended final judgment was ordered in adjudication of the Complaint by the U.S. District Court for the District of Colorado (the “Court”) on August 28, 2015 in favor of Flechner in the amount of $2,157,000, plus interest through the date of judgment of $235,246, plus interest of $472.76/day from August 28, 2015 until paid in full. The Company, in good faith anticipation of a settlement did not appeal the judgment and therefore, the Company’s notice of appeal was dismissed on November 17, 2015. This judgment is now non-appealable. The Company and Flechner entered into a Settlement Agreement on November 24, 2015, which is no longer in effect.

Midwest Investment Partners, LLC v. Standard Gold Holdings, Inc.

On September 6, 2013, Midwest Investment Partners, LLC filed suit in the United States District Court for the Southern District of Indiana, Evansville Division against Standard Gold Holdings, Inc. alleging a breach of the Company’s obligations under a $50,000 6% Convertible Promissory Note, dated April 5, 2011, and a $25,000 6% Convertible Promissory Note, dated September 2, 2011, by (i) failing to repay the April 5, 2011 Note when due on October 6, 2011, and (ii) failing to repay the September 2, 2011 Note when due on February 29, 2012. On January 10, 2014, Standard Gold filed an Answer with Affirmative and Other Defenses to Midwest’s Complaint and Demand for Jury Trial. On April 3, 2014, Midwest filed a Motion for Summary Judgment. On August 28, 2014, the Court entered an Order granting Midwest’s Motion for Summary Judgment and closed judgment in favor of Midwest against Standard Gold. On November 23, 2015, the parties executed a Settlement Agreement wherein the Company would pay or cause to be paid $130,000 to Midwest and issued 25,000 shares of restricted common stock to Blair Mielke. Additionally, the Company cooperated with Midwest to transfer a number of shares of stock owned by Midwest to Midwest’s investors. The remaining shares of stock owned by Midwest are subject to a lock up, leak out agreement. This settlement agreement settles both this action and the Blair Mielke action previously disclosed. The Company and Midwest revised the payment schedule of their Settlement Agreement. During the period ended March 31, 2017, the Company made payments of $35,000 to Midwest.

NOTE 10 – RELATED PARTY TRANSACTIONS

Tina Gregerson/Tina Gregerson Family Properties, LLC

On February 11, 2015, the Company issued an unsecured promissory note (the “Note”) to Tina Gregerson Family Properties, LLC, an entity controlled by a former director of the Company. The Note for up to $750,000 will be provided in tranches. Maturity of each tranche is one year from the date of receipt. Interest will accrue at 8% per annum on each tranche. As consideration, the Company agreed to issue common stock purchase warrants for the purchase of up to 250,000 shares of common stock exercisable for seven years at $1.23 per share. Under the terms of the Note, the Company received $200,000 on February 11, 2015, $48,000 on February 13, 2015, $50,000 on April 13, 2015, $150,000 on July 31, 2015, $2,500 on October 20, 2015, $12,000 on October 29, 2015 and $15,000 on November 4, 2015. These notes are now in default.

Pure Path Management Company, LLC

Pure Path Management Company, LLC (“Pure Path”) is currently the beneficial owner of 21% of the outstanding common stock of the Company. On October 10, 2013, the Company issued 27,000,000 shares of common stock to Pure Path Management Company, LLC to settle $1,500,000 of the note payable and accrued interest by the Company.

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

At March 31, 2017, the weighted average shares from stock options of 32,576,223, warrants of 6,275,640 and Convertible Promissory note shares of 1,800,000 were excluded from the diluted weighted average common share calculation due to the antidilutive effect such shares would have on net loss per common share.

NOTE 12 – SUBSEQUENT EVENTS

Convertible Promissory Note

On April 18, 2017, the Company issued a promissory note in the amount of $60,000, interest accrues at 6% per annum and is due one year from the date of issuance. The note is convertible into shares of common stock at $0.075 per share. The note was funded on March 14, 2017. See Note 6- Convertible Notes Payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis of financial condition and results of operations should be read in connection with the accompanying unaudited condensed financial statements and related notes thereto included elsewhere in this Report and the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2016.

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

Overview of the Company

Standard Metals Processing, Inc. (“we,” “us,” “our,” “Standard Metals” or the “Company) has an office in Gadsden, Alabama and through its subsidiary, a property in Tonopah, Nevada. Our business plan is to generating low cost, non-processing passive income by providing liquidity and specialized services to mining companies in exchange for, royalty and metal stream contracts, and, in some instances, common stock and warrants. We will also seek to provide toll milling services on a selective basis in exchange for long term feed contracts. We are also assessing the opportunity to purchase equipment and build a facility on our Tonopah property to serve as a permitted custom processing toll milling facility which includes an analytical lab, pyrometallugircal plant, and hydrometallurgical recovery plant.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2016.

Revenues

We had no revenues from any operations for the three months ended March 31, 2017 and 2016. Furthermore, we do not anticipate any significant future revenue until we have sufficiently funded construction and begin operations.

General and administrative expenses were $69,629 for the three months ended March 31, 2017 as compared to $74,239 for the same period in 2016. For the three months ended March 31, 2017, the majority of general and administrative expense was for accrued compensation and professional fees. The three months ended March 31, 2016 were relatively the same. We anticipate that future compensation expenses will increase and that certain operating expenses will increase for fiscal 2017 as we continue to build the infrastructure to proceed with permitted custom processing toll milling services.

Other Income and Expenses

Other Income

We receive monthly payments of from $608 per month from American Tower Corporation for a cellular tower located on our Tonopah land.

Interest Expense

Interest expense for the three months ended March 31, 2017 was $48,243, compared to $72,139 for the respective period in 2016. The 2017 and 2016 amounts relate primarily to the interest due on our notes payable: (i) the $2,500,000 secured promissory note issued to Pure Path on October 10, 2013 in accordance with the settlement agreement of same date. All prior debt was subsumed under this note, the outstanding of which was $2,229,187 plus accrued interest at 8% per annum on March 31, 2017; (ii) the short-term note payable; and (iii) the convertible notes issued in 2011 and 2012 and the notes with Tina Gregerson Family Properties, LLC, an entity controlled by a former director and officer of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements through the issuance of short-term debt, convertible debt and through equity capital we have received via certain shareholders exercising their warrants and loans from related parties during the three month periods ended March 31, 2017 and 2016. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had a working capital deficit of $9,263,895 at March 31, 2017. Cash and cash equivalents were $32,858 at March 31, 2017, representing a decrease of $4,460 from the cash and cash equivalents of $37,318 at March 31, 2016.

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

For the three months ended March 31, 2017, we had net cash used in operating activities of $88,468, as compared to $180,929 for the three months ended March 31, 2016.

For the three months ended March 31, 2017 and 2016 we had net cash provided by investing activities of $0 and net cash used in investing activities of $56,500 respectively. The amount in 2016 was from the sale of equipment.

For the three months ended March 31, 2017 and 2016, we had net cash provided by financing activities of $85,000 and $160,000, respectively.

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

Off-Balance Sheet Arrangements

During the three months ended March 31, 2017, we did not engage in any off balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

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

Based on this evaluation and taking into account that certain material weaknesses existed as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were not effective. As a result of this conclusion, the financial statements for the period covered by this Quarterly Report on Form 10-Q were prepared with particular attention to the material weaknesses previously disclosed. Notwithstanding the material weaknesses in internal controls that continue to exist as of March 31, 2017, we have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

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

PART II. OTHER

INFORMATION

Item 1.  Legal Proceedings

Stephen E. Flechner v. Standard Metals Processing, Inc.

On April 29, 2014, Stephen E. Flechner filed suit in the United States District Court for the District of Colorado against Standard Metals Processing, Inc. alleging that Standard Metals had refused to allow him to exercise stock options granted to him pursuant to a Stock Option Agreement, dated April 1, 2010, and a second Stock Option Agreement, dated January 21, 2011. On June 12, 2014, Standard Metals filed an Answer and a Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division . On January 16, 2015, Standard Metals filed a Motion for Summary Judgment. On January 23, 2015, the Court issued an Order granting in part and denying in part Standard Metals’ Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. The Court in its Order stayed further proceedings in Colorado pending the issuance of orders by the Alabama court. Thereafter, on January 26, 2015, the Court issued an Order vacating the February 20, 2015 Trial Preparation Conference and the March 9, 2015 Bench Trial. On March 23, 2015, the Court issued an Order denying Standard Metals’ Motion for Summary Judgment. On March 30, 2015, Flechner filed a Motion to Lift the Stay. On March 31, 2015, the Court issued an Order granting Flechner’s Motion to Lift the Stay. On April 6, 2015, the Court issued an Order scheduling a Bench Trial for July 29, 2015. On April 9, 2015, Flechner filed a Motion for Reconsideration of the Court’s March 23, 2015 Order Denying Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On May 1, 2015, the Court issued an Order Granting Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. Standard Metals Processing, Inc. intends to continue to vigorously defend against claims by Steven E. Flechner. On August 12, 2015 the United Stated District Court for the District of Colorado issued a judgment in favor of Stephen E. Flechner for $2,157,000. An amended final judgment was ordered in adjudication of the Complaint by the U.S. District Court for the District of Colorado (the “Court”) on August 28, 2015 in favor of Flechner in the amount of $2,157,000, plus interest through the date of judgment of $235,246, plus interest of $472.76/day from August 28, 2015 until paid in full. The Company, in good faith anticipation of a settlement did not appeal the judgment and therefore, the Company’s notice of appeal was dismissed on November 17, 2015. This judgment is now non-appealable. The Company and Flechner entered into a Settlement Agreement on November 24, 2015, which is no longer in effect.

Midwest Investment Partners, LLC v. Standard Gold Holdings, Inc.

On September 6, 2013, Midwest Investment Partners, LLC filed suit in the United States District Court for the Southern District of Indiana, Evansville Division against Standard Gold Holdings, Inc. alleging a breach of the Company’s obligations under a $50,000 6% Convertible Promissory Note, dated April 5, 2011, and a $25,000 6% Convertible Promissory Note, dated September 2, 2011, by (i) failing to repay the April 5, 2011 Note when due on October 6, 2011, and (ii) failing to repay the September 2, 2011 Note when due on February 29, 2012. On January 10, 2014, Standard Gold filed an Answer with Affirmative and Other Defenses to Midwest’s Complaint and Demand for Jury Trial. On April 3, 2014, Midwest filed a Motion for Summary Judgment. On August 28, 2014, the Court entered an Order granting Midwest’s Motion for Summary Judgment and closed judgment in favor of Midwest against Standard Gold. On November 23, 2015, the parties executed a Settlement Agreement wherein the Company would pay or cause to be paid $130,000 to Midwest and issued 25,000 shares of restricted common stock to Blair Mielke. Additionally, the Company cooperated with Midwest to transfer a number of shares of stock owned by Midwest to Midwest’s investors. The remaining shares of stock owned by Midwest are subject to a lock up, leak out agreement. This settlement agreement settles both this action and the Blair Mielke action previously disclosed. The Company and Midwest revised the payment schedule of their Settlement Agreement. During the period ended March 31, 2017, the Company made payments of $35,000 to Midwest.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Promissory Notes

On March 14, 2017 the Company received $60,000, on April 18, 2017, the Company issued a promissory note in the amount of $60,000, interest accrues at 6% per annum and is due one year from the date of issuance. The note is convertible into shares of common stock at $0.075 per share.

On February 15, 2017 and March 1, 2017 the Company issued convertible promissory notes in the aggregate principal amount of $60,000. The notes are due one year after issuance, accrues interest at 6% per annum and is convertible into shares of common stock at a price of $0.06 per share.

On March 7, 2017, convertible promissory notes payable totaling $64,174 and accrued interest were converted into 3,008,712 shares of restricted common stock.

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

Standard Metals Processing, Inc.

Date: May 11, 2017

	By:	/s/ J. Bryan Read
J. Bryan Read
Chief Executive Officer

	By:	/s/ Sharon Ullman
Sharon Ullman
Chief Financial Officer

