Form 10-Q
period 2017-06-30
Standard Metals Processing, Inc.
filed 2018-03-15
CIK 773717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-14319

STANDARD METALS PROCESSING, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada	84-0991764
(State or Other Jurisdiction of	(I.R.S. Employer Identification Number)
Incorporation or Organization)

611 Walnut Street, Gadsden, Alabama 35901

(Address of Principal Executive Offices)

(888) 960-7347

(Issuer’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Indicate by check mark whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act:  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of March 15, 2018, there were 127,195,559 shares of the Registrant’s common stock, par value $.001, outstanding.

STANDARD METALS PROCESSING, INC.

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain statements which are forward-looking in nature and are based on the current beliefs of our management as well as assumptions made by and information currently available to management, including statements related to the uncertainty of the quantity or quality of minerals in our tailings, the fluctuations in the market price of such reserves, general trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this Form 10-Q, the words “may,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict” and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. These statements reflect our judgment as of the date of this Form 10-Q with respect to future events, the outcome of which is subject to risks. We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectations, which may have a significant impact on our business, operating results, financial condition or your investment in our common stock, as described in Part II, Item 1A entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission (“SEC”) on April 14, 2017.

Readers are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent periodic reports filed with the SEC on Forms 10-K, 10-Q and 8-K.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STANDARD METALS PROCESSING, INC.

CONDENSED Consolidated Balance Sheets

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash	$5,322	$1,326
Prepaid expenses	15,432	31,256
Assets held for Sale	12,000	12,000

Total current assets	32,754	44,582
Shea Mining and Milling Assets	2,108,300	2,108,300
Property, plant and equipment:
Machinery and equipment	21,000	21,000
Construction in progress	1,775,224	1,775,224
	1,796,224	1,796,224
Accumulated depreciation	(21,000)	(21,000)
Net property, plant and equipment	1,775,224	1,775,224
Total Assets	$3,916,278	$3,928,106

Liabilities and Shareholders’ Deficit
Current liabilities:
Senior secured convertible promissory note payable, related party	$2,229,187	$2,229,187
Promissory notes payable - related party	477,500	477,500
Convertible promissory notes	245,000	175,000
Accrual for settlement of lawsuits	2,526,000	2,581,000
Due to Wits Basin Precious Minerals Inc.	16,616	16,616
Accounts payable	2,229,374	2,210,219
Accrued interest - Related party $757,921and $678,466 at June 30,2017 and December 31, 2016	829,868	741,747
Accrued expenses	945,455	880,865
Accounts payable to related party	1,000	1,000

Total current liabilities	9,500,000	9,313,134

Long-term debt
Convertible promissory note, net of Discount of $33,610 at June 30, 2017 and $47,507 at December 31, 2016.	23,390	12,493

Commitments and Contingencies (Note 7)

Preferred stock, 50,000,000 shares authorized:
Series A, $.001 par value, 10,000,000 and 10,000,000 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	10,000,000	10,000,000

Shareholders’ deficit:
Series B preferred stock, no shares issued and outstanding	—	—

Common stock, $0.001 par value, 500,000,000 shares authorized: 124,501,581 issued and 119,501,581 outstanding at June 30, 2017 and 121,492,869 issued and 116,492,869 outstanding at December 31, 2016, respectively	119,502	116,493
Additional paid-in capital	87,185,267	87,064,101
Accumulated deficit	(102,911,881)	(102,578,115)
Total shareholders’ deficit	(15,607,112)	(15,397,521)
Total Liabilities and Shareholders’ deficit	$3,916,278	$3,928,106

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Revenues	$—	$—	$—	$—

Operating expenses:
General and administrative	82,890	142,420	152,519	216,659

Total operating expenses	82,890	142,420	152,519	216,659
Loss from operations	(82,890)	(142,420)	(152,519)	(216,659)

Other income (expense):
Other income	1,825	1,825	4,179	3,650
Interest expense	(62,286)	(76,065)	(110,529)	(148,204)
Amortization of debt discount	(7,034)	(19,945)	(74,897)	(37,501)

Total other income (expense)	(67,495)	(94,185)	(181,247)	(182,055)
Loss before income tax provision	(150,385)	(236,605)	(333,766)	(398,714)

Income tax provision	—	—	—	—
Net loss	$(150,385)	$(236,605)	$(333,766)	$(398,714)

Basic net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average common shares outstanding	116,492,869	104,066,697	118,421,104	106,933,079

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six month periods ended
	June 30, 2017	June 30, 2016
OPERATING ACTIVITIES:

Net loss	$(333,766)	$(398,714)

Adjustments to reconcile net loss to cash flows used in operating activities:
Amortization of debt issuance costs	74,897	37,501
Changes in operating assets and liabilities:
Prepaid expenses	15,824	(18,847)
Accounts payable	19,155	117,804
Accrued expenses	152,886	54,358
Accounts payable related party	—	(874)
Accrual for settlement of lawsuits	(55,000)	(7,350)

Net cash used in operating activities	(126,004)	(216,122)

INVESTING ACTIVITIES:
Proceeds from the sale of assets	—	56,500

Net cash provided by (used in) investing activities	—	56,500

FINANCING ACTIVITIES:
Cash proceeds from convertible promissory notes	130,000	160,000

Net cash provided by financing activities	130,000	160,000

INCREASE IN CASH AND CASH EQUIVALENTS	3,996	378
CASH AND CASH EQUIVALENTS, beginning of period	1,326	1,747
CASH AND CASH EQUIVALENTS, end of period	$5,322	$2,125

Supplemental cash flow disclosures
Cash paid for interest cost	$2,676	$56,023
Income taxes paid	—	—
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Debt discount on convertible notes payable	$64,000	$160,000
Common stock issued	$—	$40,000
Warrants issued in settlement of lawsuit	$—	$62,335
Conversions into common stock of convertible debt and accrued interest	$60,175	$—
Accrual for settlement of lawsuits paid through issuance of convertible note payable	$35,000	$—

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2017, the Company incurred losses from operations of approximately $153,000. At June 30, 2017, the Company had an accumulated deficit of approximately $102,912,000 and a working capital deficit of approximately $9,467,000. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the six months ended June 30, 2017, the Company received net cash proceeds of $130,000 from the convertible promissory notes payable. Subsequent to June 30, 2017, the Company received approximately an additional $93,000. Management believes that private placements of equity capital and/or additional debt financing will be needed to fund our long-term operating requirements. The Company may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2016 filed April 14, 2017. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year as a whole.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual reporting periods for public business entities beginning after December 15, 2017, including interim periods within that reporting period. The new standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the effect that ASU 2014-09 will have on its financial statements and related disclosures. The Company has not yet selected a transition method nor determined the effect of the standard on its ongoing financial reporting, however as there have been no revenues to date, the Company does not expect the adoption to have a material impact.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) The standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard will be effective for our interim and annual periods beginning January 1, 2019 and must be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the timing of adoption and the potential impact of this standard, but as the Company does not have any significant leases, it does not expect it to have a material impact on its financial position or results of operations.

During the period ended June 30, 2017 and through March 15, 2018, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of June 30, 2017, through the date which the condensed consolidated financial statements were issued. Based upon the review, other than described in Note 10 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

The Company is preparing the Tonopah property site for the construction of a permitted custom processing toll milling facility including grading the land, installing fencing and working with contractors for our 21,875 square foot building and servicing and drilling various wells for our future operations. The Company does not conduct any mining activity.

Components of our property, plant and equipment are as follows:

	June 30,	December 31,
	2017	2016
Equipment	$21,000	$21,000
Construction in Progress	1,775,224	1,775,224
Less accumulated depreciation	(21,000)	(21,000)
	$1,775,224	$1,775,224

NOTE 4 – CONVERTIBLE NOTES PAYABLE

On June 22, 2017, the Company received cash proceeds of $10,000, and on January 24, 2018, the Company issued a convertible promissory note in exchange for the cash proceeds. The convertible promissory note accrues interest at 6% per annum and is due one year from the date of funding. The note is convertible into shares of common stock at $0.065 per share, with no adjustments to the conversion price. The conversion feature meets the definition of conventional convertible debt and therefore qualifies for the scope exception in Accounting Standards Codification (“ASC”) 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was a $4,000 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method. No amortization was recognized in the three and six months ended June 30, 2017 as the amount was insignificant.

On March 14, 2017, the Company received cash proceeds of $60,000, and on April 18, 2017, the Company issued a convertible promissory note in exchange for the cash proceeds. The promissory note accrues interest at 6% per annum and is due one year from the date of issuance. The note is convertible into shares of common stock at $0.075 per share, with no adjustments to the conversion price. The conversion feature meets the definition of conventional convertible debt and therefore qualifies for the scope exception in ASC 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The Company analyzed the conversion feature under ASC 470-20 and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was no beneficial conversion feature to recognize.

On February 15, 2017 and March 1, 2017, the Company issued convertible promissory notes in the aggregate principal amount of $60,000. The notes are due one year after issuance, accrue interest at 6% per annum and are convertible into shares of common stock at a price of $0.02 per share. The Company then analyzed the conversion under ASC 470-20 Debt with conversion and other options for consideration of a beneficial conversion feature. The Company recorded a discount for the intrinsic value of the conversion feature of $60,000, which was to be amortized over the term of the note. On March 7, 2017, the convertible promissory notes payable, totaling $60,174 including accrued interest, were converted into 3,008,712 shares of restricted common stock and the remaining debt discount of $58,164 was recorded as amortization of debt discount.

Between January 22, 2016 and March 31, 2016, the Company issued Convertible Promissory Notes totaling $160,000. The Convertible promissory notes accrue interest at 8% and mature 2 years from the date of issue. At the option of the holder the Convertible Promissory Notes convert into shares of the Company’s Common Stock. The $55,000 convertible promissory note is convertible at $0.021 per share based on the ninety day VWAP (volume weighted average price) ending on the date of funding, the $30,000 convertible promissory note is convertible at $0.05 per share based on the ninety day VWAP ending on the date of funding, and the $75,000 convertible promissory note is convertible at $0.05 per share based on a fifty percent discount to the closing sale price on the last trading day immediately preceding the issue date. The Company then analyzed the conversion under ASC 470-20 Debt with conversion and other options for consideration of a conversion feature. The Company recorded a discount for the intrinsic value of the conversion feature of $160,000 and will amortize this debt discount over the term of the notes. On July 22, 2016, the convertible promissory notes payable totaling $160,000 and accrued interest of $4,919 were converted into 4,879,067 shares of restricted common stock.

The Company issued a convertible promissory note in the principal amount of $60,000 on August 1, 2016. The note matures on August 1, 2018, accrues interest at 8% per annum and is convertible into shares of common stock at a price of $0.06 per share. The Company then analyzed the conversion under ASC 470-20 Debt with conversion and other options for consideration of a conversion feature. The Company recorded a discount for the intrinsic value of the conversion feature of $60,000 and will amortize this debt discount over the term of the note. Amortization expense of $7,500 and $15,000 was recognized during the three and six months ended June 30, 2017, respectively, with a remaining unamortized debt discount balance of $33,610 at June 30, 2017.

The Company issued a convertible promissory note in the principal amount of $65,000 effective on November 28, 2016. The note is due one year after issuance, accrues interest at 6% per annum and is convertible into shares of common stock at a price of $0.06 per share. The Company then analyzed the conversion under ASC 470-20 Debt with conversion and other options for consideration of a conversion feature. The Company recorded a discount for the intrinsic value of the conversion feature of $65,000 and will amortize this debt discount over the term of the note. On December 28, 2016 the convertible promissory note payable totaling $65,000 and accrued interest of $353 were converted into 3,262,838 shares of restricted common stock.

The Company issued three convertible promissory notes for a total of $175,000 in 2011 and 2012, which bear interest at 6%, which are convertible into common shares of the Company at a conversion price of $0.50. The convertible promissory notes are past due, and the original terms apply in the default period. During the six months ended June 30, 2017 interest expense was $5,200, and accrued interest on these notes was $62,872.

NOTE 5 – PROMISSORY NOTES PAYABLE - RELATED PARTY

On February 11, 2015, the Company issued an unsecured promissory note to Tina Gregerson Family Properties, LLC, an entity controlled by a former director of the Company. The Note for up to $750,000 was provided in tranches. Maturity of each tranche is one year from the date of receipt. Interest will accrue at 8% per annum on each tranche. As consideration, the Company agreed to issue common stock purchase warrants for the purchase of up to 250,000 shares of common stock exercisable for seven years at $1.23 per share. The Company then analyzed the warrant under ASC 470-20-25 Debt with conversion and other options for consideration of a warrants issue. The Company recorded a discount from the relative fair value of the warrants of $116,560. The Company valued the warrants using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $1.25; warrant term of 7 years; expected volatility of 75%; and discount rate of 1.83% and accounted for them as debt discount, which will be amortized over the term of the loan.

Under the terms of the Note, the Company received $200,000 on February 11, 2015, $48,000 on February 13, 2015, $50,000 on April 13, 2015, $150,000 on July 31, 2015, $2,500 on October 20, 2015, $12,000 on October 29, 2015 and $15,000 on November 4, 2015. The Note is in default.

NOTE 6 – SHAREHOLDERS’ EQUITY

Common Stock - Convertible promissory notes conversion

On March 7, 2017, convertible promissory notes payable and accrued interest totaling $60,174 were converted into 3,008,712 shares of restricted common stock. (Note 4)

Option Grants

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

The Company recorded no compensation expense for the three and six months ended June 30, 2017 and 2016. As of June 30, 2017, there was $0 in unrecognized compensation expense.

The following tables summarize information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price
Options outstanding - December 31, 2015	35,076,223	$0.99
Granted	—	—
Canceled or expired	(2,500,000)	0.88
Exercised	—	—
Options outstanding - December 31, 2016	32,576,223	$0.99
Granted	—	—
Canceled or expired	—	—
Exercised	—	—
Options outstanding – June 30, 2017	32,576,223	$0.98

Weighted average fair value of options granted during the period ended June 30, 2017		$—

Weighted average fair value of options granted during the year ended December 31, 2016		$—

The following table summarizes information about stock options outstanding and exercisable at June 30, 2017:

	Options Outstanding and exercisable at June 30, 2017
Range of Exercise Prices	Number Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$0.40 to $0.60	5,276,223	3.4 years	$0.46	$—
$0.61 to $1.00	9,800,000	3.3 years	$0.67	$—
$1.01 to $1.50	14,500,000	3.3 years	$1.25	$—
$1.51 to $2.25	3,000,000	3.8 years	$1.63	$—
$0.40 to $2.25	32,576,223	3.4 years	$0.98	$—

(1)	The aggregate intrinsic value in the table represents the difference between the closing stock price on June 30, 2017 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on June 30, 2017.

Common Stock Purchase Warrants

For warrants granted to non-employees in exchange for services, the Company records the fair value of the equity instrument using the Black-Scholes pricing model unless the value of the services is more reliably measurable.

The Company and Wits Basin executed a Settlement Agreement on January 22, 2016. Pursuant to the terms of the Settlement Agreement, the Company issued 630,000 warrants to purchase common stock at an exercise price of $0.70 and 630,000 warrants at an exercise price of $0.30 to investors of Wits Basin. The warrants are exercisable until December 31, 2018.

The following table summarizes information about the Company’s stock purchase warrants outstanding at June 30, 2017 and December 31, 2016:

	Number	Weighted Average Exercise Price	Range of Exercise Price	Weighted Remaining Contractual Life
Outstanding at December 31, 2015	5,015,640	$0.88	$0.20 – 2.00	4.4 years
Granted	1,260,000	$2.00	$0.30 – 1.25
Cancelled or expired	—	—	—
Exercised	—	$—	$—
Outstanding at December 31, 2016	6,275,640	$0.86	$0.20 – 2.00	3.2 years
Granted	—	$—	$—
Cancelled or expired	—	—	—
Exercised	—	$—	$—
Outstanding at June 30, 2017	6,275,640	$0.80	$0.20 - 2.00	2.6 years
Warrants exercisable at June 30, 2016			6,425,640

The aggregate intrinsic value of the 6,275,640 outstanding and exercisable warrants at June 30, 2017 was $0. The intrinsic value is the difference between the closing stock price on June 30, 2017 and the exercise price, multiplied by the number of in-the-money warrants, had all warrant holders exercised their warrants on June 30, 2017.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal Matters

Stephen E. Flechner v. Standard Metals Processing, Inc.

On April 29, 2014, Stephen E. Flechner filed suit in the United States District Court for the District of Colorado against Standard Metals Processing, Inc. alleging that Standard Metals had refused to allow him to exercise stock options granted to him pursuant to a Stock Option Agreement, dated April 1, 2010, and a second Stock Option Agreement, dated January 21, 2011. On June 12, 2014, Standard Metals filed an Answer and a Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division . On January 16, 2015, Standard Metals filed a Motion for Summary Judgment. On January 23, 2015, the Court issued an Order granting in part and denying in part Standard Metals’ Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. The Court in its Order stayed further proceedings in Colorado pending the issuance of orders by the Alabama court. Thereafter, on January 26, 2015, the Court issued an Order vacating the February 20, 2015 Trial Preparation Conference and the March 9, 2015 Bench Trial. On March 23, 2015, the Court issued an Order denying Standard Metals’ Motion for Summary Judgment. On March 30, 2015, Flechner filed a Motion to Lift the Stay. On March 31, 2015, the Court issued an Order granting Flechner’s Motion to Lift the Stay. On April 6, 2015, the Court issued an Order scheduling a Bench Trial for July 29, 2015. On April 9, 2015, Flechner filed a Motion for Reconsideration of the Court’s March 23, 2015 Order Denying Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On May 1, 2015, the Court issued an Order Granting Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. Standard Metals Processing, Inc. intends to continue to vigorously defend against claims by Steven E. Flechner. On August 12, 2015 the United Stated District Court for the District of Colorado issued a judgment in favor of Stephen E. Flechner for $2,157,000. An amended final judgment was ordered in adjudication of the Complaint by the U.S. District Court for the District of Colorado (the “Court”) on August 28, 2015 in favor of Flechner in the amount of $2,157,000, plus interest through the date of judgment of $235,246, plus interest of $472.76/day from August 28, 2015 until paid in full. The Company, in good faith anticipation of a settlement did not appeal the judgment and therefore, the Company’s notice of appeal was dismissed on November 17, 2015. This judgment is now non-appealable. The Company and Flechner entered into a Settlement Agreement on November 24, 2015, wherein Flechner will receive $450,000 in cash payment and $250,000 in installment payments. As of the date of this filing, the Company has not yet made a payment. The Company and Flechner are in negotiations to modify the settlement.

Midwest Investment Partners, LLC v. Standard Metals Processing, Inc.

On March 17, 2014, Midwest Investment Partners, LLC filed suit against Standard Metals Processing, Inc. in Vanderburgh County Superior Court, Vanderburgh, Indiana, alleging that Standard Metals had wrongfully refused to remove a transfer restriction on Midwest’s shares of Standard Metals stock pursuant to Rule 144 of the Securities Act. On March 27, 2014, Standard Metals filed a Notice of Removal of a Civil Action requesting that the case proceed in the United States District Court for the Southern District of Indiana, Evansville Division as an action properly removed pursuant to 28 U.S.C. §§ 1441 (a) and (b). On April 15, 2014, Standard Metals served and filed its Answer and Affirmative Defenses to Plaintiff’s Complaint and Demand for Jury Trial. On November 26, 2014, Standard Metals filed a Motion for Summary Judgment. On February 11, 2015, the Court issued an Order granting Standard Metals’ Motion for Summary Judgment and entered a Final Judgment in favor of Standard Metals and terminating the action. During the six months ended June 30, 2017 the Company paid $55,000 towards the judgment.

NOTE 8 – RELATED PARTY TRANSACTIONS

Pure Path Management Company, LLC

Pure Path Management Company, LLC (“Pure Path”) is currently the beneficial owner of 21% of the outstanding common stock of the Company. On October 10, 2013, the Company issued 27,000,000 shares of common stock to Pure Path Management Company, LLC to settle $1,500,000 of the note payable and accrued interest owed by the Company.

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

NOTE 9 – EARNINGS (LOSS) PER SHARE

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

At June 30, 2017, the weighted average shares from stock options of 32,576,223, warrants of 6,275,640 and Convertible Promissory note shares of approximately 2,304,000 were excluded from the diluted weighted average common share calculation due to the antidilutive effect such shares would have on net loss per common share.

NOTE 10 – SUBSEQUENT EVENTS

 Convertible Promissory Notes

On October 17, 2017, the Company received cash proceeds of $10,000, and on January 24, 2018, the Company issued a convertible promissory note in exchange for the cash proceeds. The convertible promissory note accrues interest at 6% per annum and is due one year from the date of funding, with no adjustments to the conversion price. The conversion feature meets the definition of conventional convertible debt and therefore qualifies for the scope exception in ASC 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The note is convertible into shares of common stock at $0.05 per share. The Company analyzed the conversion feature under ASC 470-20, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was a $6,000 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method.

On December 26, 2017, the Company received cash proceeds of $5,000, and on January 24, 2018, the Company issued a convertible promissory note in exchange for the cash proceeds. The convertible promissory note accrues interest at 6% per annum and is due one year from the date of funding. The note is convertible into shares of common stock at $0.025 per share, with no adjustments to the conversion price. The conversion feature meets the definition of conventional convertible debt and therefore qualifies for the scope exception in ASC 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The note is convertible into shares of common stock at $0.05 per share. The Company analyzed the conversion feature under ASC 470-20, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was a $3,000 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method.

On December 29, 2017, the Company received cash proceeds of $4,796, and on January 24, 2018, the Company issued a promissory note in exchange for the cash proceeds. The promissory note accrues interest at 6% per annum and is due one year from the date of funding. The note is convertible into shares of common stock at $0.025 per share, with no adjustments to the conversion price. The conversion feature meets the definition of conventional convertible debt and therefore qualifies for the scope exception in ASC 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The note is convertible into shares of common stock at $0.05 per share. The Company analyzed the conversion feature under ASC 470-20, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was a $3,000 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method.

On January 22, 2018, the Company received cash proceeds of $15,000 and issued a promissory note in exchange for the cash proceeds. The promissory note accrues interest at 6% per annum and is due one year from the date of issuance. The note is convertible into shares of common stock at $0.05 per share, with no adjustments to the conversion price. The conversion feature meets the definition of conventional convertible debt and therefore qualifies for the scope exception in ASC 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The note is convertible into shares of common stock at $0.05 per share. The Company analyzed the conversion feature under ASC 470-20, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was a $9,000 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method.

On January 22, 2018, the Company received cash proceeds of $8,000 and issued a promissory note in exchange for the cash proceeds. The promissory note accrues interest at 6% per annum and is due one year from the date of issuance. The note is convertible into shares of common stock at $0.05 per share, with no adjustments to the conversion price. The conversion feature meets the definition of conventional convertible debt and therefore qualifies for the scope exception in ASC 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The note is convertible into shares of common stock at $0.05 per share. The Company analyzed the conversion feature under ASC 470-20, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was a $5,000 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method.

On January 26, 2018, the Company received cash proceeds of $40,000 and issued a promissory note in exchange for the cash proceeds. The promissory note accrues interest at 6% per annum and is due one year from the date of issuance. The note is convertible into shares of common stock at $0.05 per share, with no adjustments to the conversion price. The conversion feature meets the definition of conventional convertible debt and therefore qualifies for the scope exception in ASC 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The note is convertible into shares of common stock at $0.05 per share. The Company analyzed the conversion feature under ASC 470-20, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was a $24,000 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method.

Conversion of Convertible Promissory Notes

On February 1, 2018, the holder of the convertible promissory notes funded on April 18, 2017, June 22, 2017, October 17, 2017, December 26, 2017, December 29, 2017, January 22, 2018 and January 26, 2018 totaling $148,181.02 principal and interest converted the entire balance into 2,693,978 shares of restricted common stock at various conversion prices of $0.075, $0.065, $0.05 and $0.025, pursuant to the terms of each outstanding convertible promissory note.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis of financial condition and results of operations should be read in connection with the accompanying unaudited condensed financial statements and related notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC on May 2, 2016.

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

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to Standard Metals Processing, Inc. (formerly known as Standard Gold Holdings, Inc., Standard Gold, Inc. and Princeton Acquisitions, Inc.) and our wholly-owned subsidiary, Tonopah Milling and Metals Group, Inc. (“TMMG”), and TMMG’s wholly owned subsidiaries Tonopah Custom Processing, Inc. (“TCP”) and Tonopah Resources, Inc. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Corporate History

We were incorporated in the State of Colorado on July 10, 1985. On September 29, 2009, we completed a share exchange agreement with Hunter Bates Mining Corporation, a Minnesota corporation (“Hunter Bates”) and certain of its shareholders, in which Hunter Bates’ shareholders exchanged all of their capital securities into similar capital securities of ours (the “Hunter Bates Share Exchange”) and we adopted the business model of Hunter Bates of minerals exploration and mining. Accordingly, the Hunter Bates Share Exchange represented a change in control and Hunter Bates became our wholly owned subsidiary.

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

Overview of the Company

We have offices in Gadsden, Alabama and, through TCP, a property in Tonopah, Nevada. Our business plan is to purchase equipment and build a facility on our TCP property to serve as a permitted custom processing toll milling facility which includes an analytical lab, pyrometallugircal plant, and hydrometallurgical recovery plant. We are required to obtain several permits before we can begin construction of a small-scale mineral processing facility and the required additional buildings to conduct permitted processing toll milling activities and commence operations.

Water Pollution Control Permit with Nevada Department of Environmental Protection

Through TCP, the wholly owned subsidiary of TMMG, a Water Pollution Control Permit (“WPCP”) Application was filed with the Nevada Department of Environmental Protection (“NDEP”) Bureau of Mines and Mining Reclamation (“BMMR”) for the approval of the permits necessary for a small-scale mineral processing facility planned for the Tonopah property. The plant will perform laboratory testing, pilot testing, and custom processing of precious metal ores and concentrates from mining industry clients. Processing of ore materials will employ standard mineral processing techniques including gravity concentration, froth flotation and chemical leaching and carbon stripping.

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

Recent Actions

We are working on general maintenance and updating of the Tonopah property in line with our business plan.

Products and Services

We seek to establish ourselves as a custom processing and permitted toll milling service provider. Our business plan is to build a facility on our Tonopah property, which includes an analytical lab, pyrometallurgical, and hydrometallurgical recovery plant.

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

While Nevada has a historic role as a mining center with good proximate geology and ample mined product, very little custom processing toll milling capacity remains in the state. During the last several decades, other processing facilities have been shuttered due to high costs of regulations and the vertical integration of milling within large mining companies leaving junior miners with few options for local milling services. As a result, we are in a unique position among processing facilities because we are capable of true permitted custom processing. We have the only ball mill located within a custom toll milling facility within 300 miles allowing us to serve miners in the western United States, Canada, Mexico, and Central America.

Many junior miners are undercapitalized, have limited access to capital markets and have a large supply of mined material that requires milling be performed. Many large mining companies reserve their milling capacity for their inventory, which does not make providing third party services worthwhile. This provides the Company with an opportunity to provide these potential customers with badly needed milling and processing services. Some of our mining customers will be able to take their tailings (the material left over after the desired minerals have been extracted) from the material they deposited with the Company and put it back in the exact same mines those particular tailings came from. This eliminates the need for the Company to dispose of those tailings.

Currently, the Company is waiting for the permits required for us to commence construction of a facility to conduct permitted custom processing toll milling operations.

Results of Operation

Comparison of the Three and Six Months Ended June 30, 2017 to the Three and Six Months Ended June 30, 2016

Revenues

We had no revenues from any operations for the three and six months ended June 30, 2017 and 2016. Furthermore, we do not anticipate any significant future revenue until we have sufficiently funded construction and begin operations.

General and Administrative Expenses

General and administrative expenses were $82,890 for the three months ended June 30, 2017 as compared to $142,420 for the same period in 2016. General and administrative expenses were $152,519 for the six months ended June 30, 2017 as compared to $216,659 for the same period in 2016. For the three and six months ended June 30, 2017, the majority of general and administrative expense was for accrued compensation and professional fees. In the three and six months ended June 30, 2016, the majority of expenses were relatively the same, with legal fees and insurance decreased in the current period as compared to the corresponding period in 2016. We anticipate that future compensation expenses will increase and that certain operating expenses will increase for fiscal 2017 as we continue to build the infrastructure to proceed with permitted custom processing toll milling services.

Other Income and Expenses

We receive monthly payments of from $608 per month from American Tower Corporation for a cellular tower located on our Tonopah land.

Interest expense for the three months ended June 30, 2017 was $62,286, compared to $76,065 for the respective period in 2016. Interest expense for the six months ended June 30, 2017 was $110,529, compared to $148,204 for the respective period in 2016. The 2017 and 2016 amounts relate primarily to the interest due at rates ranging from 6% to 8% on our notes payable: (i) the $2,500,000 secured, convertible promissory note issued to an accredited investor, (ii) the convertible notes payable; and (iii) the note with Tina Gregerson Family Properties, LLC, an entity controlled by a former director and officer of the Company. Of the convertible notes outstanding at June 30, 2016, $160,000 was converted in July 2016, accounting for the decrease in interest expense in 2017 as compared to 2016.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements through the issuance of short-term debt, convertible debt and through equity capital we have received via certain shareholders exercising their warrants and loans from related parties during the six months ended June 30, 2017 and 2016. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had a working capital deficit of approximately $9,467,000 at June 30, 2017. Cash and cash equivalents were $5,322 at June 30, 2017, as compared to cash and cash equivalents of $2,125 at June 30, 2016.

Our cash reserves will not be sufficient to meet our operational needs and thus, we need to raise additional capital to pay for our operational expenses and provide for capital expenditures. Our basic operational expenses are currently estimated at approximately $25,000 per month. Above the basic operational expenses, we estimate that we need approximately $17,500,000  to begin limited toll milling operations. If we are not able to raise additional working capital, we may have to cease operations altogether.

Recent Financings

On February 15, 2017 and March 1, 2017, the Company issued convertible promissory notes in the aggregate principal amount of $60,000. The notes are due one year after issuance, accrue interest at 6% per annum and are convertible into shares of common stock at a price of $0.02 per share. The Company then analyzed the conversion under ASC 470-20 Debt with conversion and other options for consideration of a beneficial conversion feature. The Company recorded a discount for the intrinsic value of the conversion feature of $60,000, to be amortized over the term of the note.

On March 14, 2017, the Company received cash proceeds of $60,000, and on April 18, 2017, the Company issued a convertible promissory note in exchange for the cash proceeds. The promissory note accrues interest at 6% per annum and is due one year from the date of issuance. The note is convertible into shares of common stock at $0.075 per share, with no adjustments to the conversion price. The conversion feature meets the definition of conventional convertible debt and therefore qualifies for the scope exception in ASC 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The Company analyzed the conversion feature under ASC 470-20 and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was no beneficial conversion feature to recognize.

On June 22, 2017, the Company received cash proceeds of $10,000, and on January 24, 2018, the Company issued a convertible promissory note in exchange for the cash proceeds. The convertible promissory note accrues interest at 6% per annum and is due one year from the date of funding. The note is convertible into shares of common stock at $0.065 per share, with no adjustments to the conversion price. The conversion feature meets the definition of conventional convertible debt and therefore qualifies for the scope exception in Accounting Standards Codification (“ASC”) 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was a $4,000 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method.

On October 17, 2017, the Company received cash proceeds of $10,000, and on January 24, 2018, the Company issued a convertible promissory note in exchange for the cash proceeds. The convertible promissory note accrues interest at 6% per annum and is due one year from the date of funding, with no adjustments to the conversion price. The conversion feature meets the definition of conventional convertible debt and therefore qualifies for the scope exception in ASC 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The note is convertible into shares of common stock at $0.05 per share. The Company analyzed the conversion feature under ASC 470-20, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was a $6,000 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method.

On December 26, 2017, the Company received cash proceeds of $5,000, and on January 24, 2018, the Company issued a convertible promissory note in exchange for the cash proceeds. The convertible promissory note accrues interest at 6% per annum and is due one year from the date of funding. The note is convertible into shares of common stock at $0.025 per share, with no adjustments to the conversion price. The conversion feature meets the definition of conventional convertible debt and therefore qualifies for the scope exception in ASC 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The note is convertible into shares of common stock at $0.05 per share. The Company analyzed the conversion feature under ASC 470-20, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was a $3,000 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method.

On December 29, 2017, the Company received cash proceeds of $4,796, and on January 24, 2018, the Company issued a promissory note in exchange for the cash proceeds. The promissory note accrues interest at 6% per annum and is due one year from the date of funding. The note is convertible into shares of common stock at $0.025 per share, with no adjustments to the conversion price. The conversion feature meets the definition of conventional convertible debt and therefore qualifies for the scope exception in ASC 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The note is convertible into shares of common stock at $0.05 per share. The Company analyzed the conversion feature under ASC 470-20, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was a $3,000 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method.

On January 22, 2018, the Company received cash proceeds of $15,000 and issued a promissory note in exchange for the cash proceeds. The promissory note accrues interest at 6% per annum and is due one year from the date of issuance. The note is convertible into shares of common stock at $0.05 per share, with no adjustments to the conversion price. The conversion feature meets the definition of conventional convertible debt and therefore qualifies for the scope exception in ASC 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The note is convertible into shares of common stock at $0.05 per share. The Company analyzed the conversion feature under ASC 470-20, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was a $9,000 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method.

On January 22, 2018, the Company received cash proceeds of $8,000 and issued a promissory note in exchange for the cash proceeds. The promissory note accrues interest at 6% per annum and is due one year from the date of issuance. The note is convertible into shares of common stock at $0.05 per share, with no adjustments to the conversion price. The conversion feature meets the definition of conventional convertible debt and therefore qualifies for the scope exception in ASC 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The note is convertible into shares of common stock at $0.05 per share. The Company analyzed the conversion feature under ASC 470-20, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was a $5,000 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method.

On January 26, 2018, the Company received cash proceeds of $40,000 and issued a promissory note in exchange for the cash proceeds. The promissory note accrues interest at 6% per annum and is due one year from the date of issuance. The note is convertible into shares of common stock at $0.05 per share, with no adjustments to the conversion price. The conversion feature meets the definition of conventional convertible debt and therefore qualifies for the scope exception in ASC 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The note is convertible into shares of common stock at $0.05 per share. The Company analyzed the conversion feature under ASC 470-20, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was a $24,000 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method.

Going Concern

The condensed consolidated financial statements contained in this quarterly report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through the period ended June 30, 2017 of approximately $102,912,000, and a working capital deficit of approximately $9,467,000, as well as negative cash flows from operating activities. Presently, the Company does not have sufficient cash resources to meet its debt obligations in the twelve months following the date of this filing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance its capital requirements, as well as for general and administrative expenses. These alternatives include raising funds through public or private equity markets and either through institutional or retail investors. Although there is no assurance that the Company will be successful with its fund-raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

The consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability. If the Company raises additional funds through the issuance of equity, the percentage ownership of current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to the rights, preferences and privileges of the Company’s common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict its future plans for developing its business and achieving commercial revenues. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

Working Capital Deficiency

	June 30,	December 31,
	2017	2016
Current assets	$32,754	$44,582
Current liabilities	9,500,000	9,313,134
Working capital deficiency	$(9,467,246)	$(9,268,552)

The decrease in current assets is mainly due to a slight decrease in cash and amortization of the prepaid expenses. The increase in current liabilities is primarily due to an increase in accrued expenses and accrued interest, as well as the increase of convertible debt balances as a result of new convertible debt of $130,000 and the amortization of debt discounts during the six months ended June 30, 2017, offset by conversions of $60,000.

Cash Flows

	Six Months Ended June 30,
	2017	2016
Net cash used in operating activities	$(126,004)	$(417,534)
Net cash provided by investing activities	—	56,500
Net cash provided by financing activities	130,000	160.000
Increase (decrease) in cash	$5,322	$(199,287)

Operating Activities

Net cash used in operating activities was $126,004 for the six months ended June 30, 2017. Cash used in operating activities during the six months ended June 30, 2017 was primarily due to the net loss of $333,766, offset by amortization of debt discounts, and an increase in accounts payable and accrued expenses.

Net cash used in operating activities was $417,534 for the six months ended June 30, 2016, primarily due to a net loss of $398,714, increased by a decrease in accounts payable and offset by amortization of debt discounts.

Investing Activities

For the six months ended June 30, 2016, net cash provided by investing activities was $56,500 from the sale of equipment.

Financing Activities

For the six months ended June 30, 2017, net cash provided by financing activities was $130,000, which was from the issuance of short term convertible debt notes, of which $60,000 was converted.

For the six months ended June 30, 2016, net cash provided by financing activities was $160,000 from the issuance of convertible debt notes, which were converted during July of 2016.

Off-Balance Sheet Arrangements

During the three months ended June 30, 2017, we did not engage in any off-balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the quarter ended June 30, 2017 and in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

Impairment of Long-lived Assets

We are reviewing the property and equipment, intangible assets subject to amortization and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset class may not be recoverable. Indicators of potential impairment include: an adverse change in legal factors or in the business climate that could affect the value of the asset; an adverse change in the extent or manner in which the asset is used or is expected to be used, or in its physical condition; and current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of the asset. If indicators of impairment are present, the asset is tested for recoverability by comparing the carrying value of the asset to the related estimated undiscounted future cash flows expected to be derived from the asset. If the expected cash flows are less than the carrying value of the asset, then the asset is considered to be impaired and its carrying value is written down to fair value, based on the related estimated discounted cash flows. There were no impairment charges in the six months ended June 30, 2017.

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual reporting periods for public business entities beginning after December 15, 2017, including interim periods within that reporting period. The new standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the effect that ASU 2014-09 will have on its financial statements and related disclosures. The Company has not yet selected a transition method nor determined the effect of the standard on its ongoing financial reporting, however as there have been no revenues to date, the Company does not expect the adoption to have a material impact.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) The standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard will be effective for our interim and annual periods beginning January 1, 2019 and must be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the timing of adoption and the potential impact of this standard, but as the Company does not have any significant leases, it does not expect it to have a material impact on its financial position or results of operations.

During the period ended June 30, 2017 and through March 15, 2018, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer and Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2017 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2017 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, management identified the following deficiencies in the design or operation of our internal controls and procedures, which management considers to be material weaknesses:

(i)         Lack of Formal Policies and Procedures. We utilize a third party independent contractor for the preparation of our financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

(ii)        Audit Committee and Financial Expert. We do not have a formal audit committee with a financial expert, and thus we lack the board oversight role within the financial reporting process.

(iii)       Insufficient Resources. We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

(iv)       Entity Level Risk Assessment. We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud related risks and the risks related to non-routine transactions, if any, on internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected and constituted a material weakness.

Our management feels the weaknesses identified above have not had any material effect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses, and expect to implement changes in the near term, as resources permit, in order to address these material weaknesses. Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds permit.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item. We note, however, that an investment in our common stock involves a number of very significant risks. Investors should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended December 31, 2016, as filed with SEC on April 14, 2017, in addition to other information contained in such Annual Report and in this Quarterly Report on Form 10-Q, in evaluating the Company and our business before purchasing shares of our common stock. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

For the six months ended June 30, 2017, the Company issued unregistered securities as follows:

On February 15, 2017 and March 1, 2017, the Company issued convertible promissory notes in the aggregate principal amount of $60,000. The notes are due one year after issuance, accrue interest at 6% per annum and are convertible into shares of common stock at a price of $0.02 per share.

On March 14, 2017, the Company received cash proceeds of $60,000, and on April 18, 2017, the Company issued a convertible promissory note in exchange for the cash proceeds. The promissory note accrues interest at 6% per annum and is due one year from the date of issuance. The note is convertible into shares of common stock at $0.075 per share, with no adjustments to the conversion price.

On June 22, 2017, the Company received cash proceeds of $10,000, and on January 24, 2018, the Company issued a convertible promissory note in exchange for the cash proceeds. The convertible promissory note accrues interest at 6% per annum and is due one year from the date of funding. The note is convertible into shares of common stock at $0.065 per share, with no adjustments to the conversion price.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1
3.2
3.3
3.4
(10)	Material Agreements
10.1
10.2
10.3
10.4
10.5
10.6
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Accounting Officer
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*       Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD METALS PROCESSING, INC.

By:	/s/ J. Bryan Read

J. Bryan Read

Chief Executive Officer

(Principal Executive Officer)

Date: March 15, 2018

By:	/s/ Sharon Ullman

Sharon Ullman

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

Date: March 15, 2018