Form 10-Q
period 2017-09-30
Standard Metals Processing, Inc.
filed 2018-03-23
CIK 773717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of March 20, 2018, there were 127,195,559 shares of the Registrant’s common stock, par value $.001, outstanding.

STANDARD METALS PROCESSING, INC.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STANDARD METALS PROCESSING, INC.

CONDENSED Consolidated Balance Sheets

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash	$4,937	$1,326
Prepaid expenses	14,399	31,256
Assets held for Sale	12,000	12,000

Total current assets	31,336	44,582
Shea Mining and Milling Assets	2,108,300	2,108,300
Property, plant and equipment:
Machinery and equipment	21,000	21,000
Construction in progress	1,775,224	1,775,224
	1,796,224	1,796,224
Accumulated depreciation	(21,000)	(21,000)
Net property, plant and equipment	1,775,224	1,775,224
Total Assets	$3,914,860	$3,928,106

Liabilities and Shareholders’ Deficit
Current liabilities:
Senior secured convertible promissory note payable, related party	$2,229,187	$2,229,187
Promissory notes payable - related party	477,500	477,500
Convertible promissory note, net of Discount of $32,110 at September 30, 2017 and $0 at December 31, 2016.	282,890	175,000
Accrual for settlement of lawsuits	2,516,000	2,581,000
Due to Wits Basin Precious Minerals Inc.	16,616	16,616
Accounts payable	2,247,944	2,210,219
Accrued interest - Related party $767,550 and $678,466 at September 30, 2017 and December 31, 2016	891,475	741,747
Accrued expenses	977,750	880,865
Accounts payable to related party	1,000	1,000

Total current liabilities	9,640,362	9,313,134

Long-term debt
Convertible promissory note, net of Discount of $47,507 at December 31, 2016.	—	12,493

Commitments and Contingencies (Note 7)

Preferred stock, 50,000,000 shares authorized:
Series A, $.001 par value, 10,000,000 and 10,000,000 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	10,000,000	10,000,000

Shareholders’ deficit:

Common stock, $0.001 par value, 500,000,000 shares authorized: 124,501,581 issued and 119,501,581 outstanding at September 30, 2017 and 121,492,869 issued and 116,492,869 outstanding at December 31, 2016, respectively	119,502	116,493
Additional paid-in capital	87,189,267	87,064,101
Accumulated deficit	(103,034,271)	(102,578,115)
Total shareholders’ deficit	(15,725,502)	(15,397,521)
Total Liabilities and Shareholders’ deficit	$3,914,860	$3,928,106

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Revenues	$—	$—	$—	$—

Operating expenses:
General and administrative	52,607	59,502	205,126	276,161

Total operating expenses	52,607	59,502	205,126	276,161
Loss from operations	(52,607)	(59,502)	(205,126)	(276,161)

Other income (expense):
Other income	1,825	1,825	6,004	5,475
Interest expense	(63,108)	(62,267)	(173,637)	(210,471)
Amortization of debt discount	(8,500)	(139,008)	(83,397)	(176,509)

Total other income (expense)	(69,783)	(199,450)	(251,030)	(381,505)
Loss before income tax provision	(122,390)	(258,952)	(456,156)	(657,666)

Income tax provision	—	—	—	—
Net loss	$(122,390)	$(258,952)	$(456,156)	$(657,666)

Basic net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic weighted average common shares outstanding	119,501,581	109,322,413	118,785,211	108,942,851

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine month periods ended
	September 30, 2017	September 30, 2016
OPERATING ACTIVITIES:
Net loss	$(456,156)	$(657,666)
Adjustments to reconcile net loss to cash flows used in operating activities:
Amortization of debt issuance costs	83,397	176,509
Changes in operating assets and liabilities:
Prepaid expenses	16,857	(12,237)
Accounts payable	37,724	109,594
Accrued expenses	246,789	94,812
Accounts payable related party	—	(874)
Accrual for settlement of lawsuits	(65,000)	(7,350)

Net cash used in operating activities	(136,389)	(297,212)

INVESTING ACTIVITIES:
Proceeds from the sale of assets	—	56,500

Net cash provided by investing activities	—	56,500

FINANCING ACTIVITIES:
Cash received on common stock subscribed		20,000
Cash proceeds from convertible promissory notes	140,000	220,000

Net cash provided by financing activities	140,000	240,000

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	3,611	(712)
CASH AND CASH EQUIVALENTS, beginning of period	1,326	1,747
CASH AND CASH EQUIVALENTS, end of period	$4,937	$1,035

Supplemental cash flow disclosures
Cash paid for interest cost	$4,177	$56,023
Income taxes paid	$—	$—
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Debt discount on convertible notes payable	$68,000	$200,000
Common stock issued	$—	$40,000
Warrants issued in settlement of lawsuit	$—	$62,335
Conversions into common stock of convertible debt and accrued interest	$60,175	$164,919.0
Accrual for settlement of lawsuits paid through issuance of convertible note payable	$35,000	$—

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2017

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2017, the Company incurred losses from operations of approximately $205,000. At September 30, 2017, the Company had an accumulated deficit of approximately $103,034,000 and a working capital deficit of approximately $9,609,000. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the nine months ended September 30, 2017, the Company received net cash proceeds of $140,000 from the convertible promissory notes payable. Subsequent to September 30, 2017, the Company received approximately an additional $83,000. Management believes that private placements of equity capital and/or additional debt financing will be needed to fund our long-term operating requirements. The Company may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2016 filed April 14, 2017. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year as a whole.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard will be effective for our interim and annual periods beginning January 1, 2019, and must be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the timing of adoption and the potential impact of this standard, but as the Company does not have any significant leases, it does not expect it to have a material impact on its financial position or results of operations.

During the period ended September 30, 2017 and through March 23, 2018, there were several new accounting pronouncements issued by the Financial Accounting Standards Board.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of September 30, 2017, through the date which the condensed consolidated financial statements were issued. Based upon the review, other than described in Note 10 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

NOTE 4 – CONVERTIBLE NOTES PAYABLE

On August 22, 2017, the Company received cash proceeds of $10,000, and on February 7, 2018, the Company issued a convertible promissory note in exchange for the cash proceeds. The convertible promissory note accrues interest at 6% per annum and is due one year from the date of funding. The note is convertible into shares of common stock at $0.08 per share, with no adjustments to the conversion price. The conversion feature meets the definition of conventional convertible debt and therefore qualifies for the scope exception in Accounting Standards Codification (“ASC”) 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was a $4,000 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method. No amortization expense was recognized in the three and nine months ended September 30, 2017 as the amount was insignificant.

On June 22, 2017, the Company received cash proceeds of $10,000, and on January 24, 2018, the Company issued a convertible promissory note in exchange for the cash proceeds. The convertible promissory note accrues interest at 6% per annum and is due one year from the date of funding. The note is convertible into shares of common stock at $0.065 per share, with no adjustments to the conversion price. The conversion feature meets the definition of conventional convertible debt and therefore qualifies for the scope exception in ASC 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The Company analyzed the conversion feature under ASC 470-20, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was a $4,000 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method. Amortization expense of $1,000 was recognized in the three and nine months ended September 30, 2017.

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

The Company issued a convertible promissory note in the principal amount of $60,000 on August 1, 2016. The note matures on August 1, 2018, accrues interest at 8% per annum and is convertible into shares of common stock at a price of $0.06 per share. The Company then analyzed the conversion under ASC 470-20 Debt with conversion and other options for consideration of a conversion feature. The Company recorded a discount for the intrinsic value of the conversion feature of $60,000 and will amortize this debt discount over the term of the note. Amortization expense of $7,500 and $22,500 was recognized during the three and nine months ended September 30, 2017, respectively, with a remaining unamortized debt discount balance of $25,110 at September 30, 2017.

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

The Company issued three convertible promissory notes for a total of $175,000 in 2011 and 2012, which bear interest at 6%, which are convertible into common shares of the Company at a conversion price of $0.50. The convertible promissory notes are past due and the original terms apply in the default period. During the nine months ended September 30, 2017 interest expense was $13,558, and accrued interest on these notes was $73,222.

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

The Company recorded no compensation expense for the three and nine months ended September 30, 2017 and 2016. As of September 30, 2017, there was $0 in unrecognized compensation expense.

The following tables summarize information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price
Options outstanding - December 31, 2015	35,076,223	$0.99
Granted	—	—
Canceled or expired	(2,500,000)	0.88
Exercised	—	—
Options outstanding - December 31, 2016	32,576,223	$0.99
Granted	—	—
Canceled or expired	—	—
Exercised	—	—
Options outstanding – September 30, 2017	32,576,223	$0.98
Weighted average fair value of options granted during the period ended September 30, 2017		$—
Weighted average fair value of options granted during the year ended December 31, 2016		$—

The following table summarizes information about stock options outstanding and exercisable at September 30, 2017:

	Options Outstanding and exercisable at September 30, 2017
Range of Exercise Prices	Number Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$0.40 to $0.60	5,276,223	3.1 years	$0.46	$—
$0.61 to $1.00	9,800,000	3.0 years	$0.67	$—
$1.01 to $1.50	14,500,000	3.1 years	$1.25	$—
$1.51 to $2.25	3,000,000	3.6 years	$1.63	$—
$0.40 to $2.25	32,576,223	3.1 years	$0.98	$—

(1)	The aggregate intrinsic value in the table represents the difference between the closing stock price on September 30, 2017 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on September 30, 2017.

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

The following table summarizes information about the Company’s stock purchase warrants outstanding at September 30, 2017 and December 31, 2016:

	Number	Weighted Average Exercise Price	Range of Exercise Price	Weighted Remaining Contractual Life
Outstanding at December 31, 2015	5,015,640	$0.88	$0.20 – 2.00	4.4 years
Granted	1,260,000	$2.00	$0.30 – 1.25
Cancelled or expired	—	—	—
Exercised	—	$—	$—
Outstanding at December 31, 2016	6,275,640	$0.86	$0.20 – 2.00	3.2 years
Granted	—	$—	$—
Cancelled or expired	150,000	2.00	—
Exercised	—	$—	$—
Outstanding at September 30, 2017	6,125,640	$0.77	$0.20 - 2.00	2.5 years
Warrants exercisable at September 30, 2017			6,125,640

The aggregate intrinsic value of the 6,125,640 outstanding and exercisable warrants at September 30, 2017 was $0. The intrinsic value is the difference between the closing stock price on September 30, 2017 and the exercise price, multiplied by the number of in-the-money warrants, had all warrant holders exercised their warrants on September 30, 2017.

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

Midwest Investment Partners, LLC v. Standard Metals Processing, Inc.

On March 17, 2014, Midwest Investment Partners, LLC filed suit against Standard Metals Processing, Inc. in Vanderburgh County Superior Court, Vanderburgh, Indiana, alleging that Standard Metals had wrongfully refused to remove a transfer restriction on Midwest’s shares of Standard Metals stock pursuant to Rule 144 of the Securities Act. On March 27, 2014, Standard Metals filed a Notice of Removal of a Civil Action requesting that the case proceed in the United States District Court for the Southern District of Indiana, Evansville Division as an action properly removed pursuant to 28 U.S.C. §§ 1441 (a) and (b). On April 15, 2014, Standard Metals served and filed its Answer and Affirmative Defenses to Plaintiff’s Complaint and Demand for Jury Trial. On November 26, 2014, Standard Metals filed a Motion for Summary Judgment. On February 11, 2015, the Court issued an Order granting Standard Metals’ Motion for Summary Judgment and entered a Final Judgment in favor of Standard Metals and terminating the action. During the six months ended September 30, 2017 the Company paid $65,000 towards the judgment.

NOTE 8 – RELATED PARTY TRANSACTIONS

Pure Path Management Company, LLC

Pure Path Management Company, LLC (“Pure Path”) is currently the beneficial owner of 18% of the outstanding common stock of the Company. On October 10, 2013, the Company issued 27,000,000 shares of common stock to Pure Path Management Company, LLC to settle $1,500,000 of the note payable and accrued interest owed by the Company.

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

At September 30, 2017, the weighted average shares from stock options of 32,576,223, warrants of 6,125,640 and Convertible Promissory note shares of approximately 2,429,000 were excluded from the diluted weighted average common share calculation due to the antidilutive effect such shares would have on net loss per common share.

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

Results of Operation

Comparison of the Three and Nine Months Ended September 30, 2017 to the Three and Nine Months Ended September 30, 2016

Revenues

We had no revenues from any operations for the three and nine months ended September 30, 2017 and 2016. Furthermore, we do not anticipate any significant future revenue until we have sufficiently funded construction and begin operations.

General and Administrative Expenses

General and administrative expenses were $52,607 for the three months ended September 30, 2017 as compared to $59,502 for the same period in 2016. General and administrative expenses were $205,126 for the nine months ended September 30, 2017 as compared to $276,161 for the same period in 2016. For the three and nine months ended September 30, 2017, the majority of general and administrative expense was for accrued compensation and professional fees. In the three and nine months ended September 30, 2016, the majority of expenses were relatively the same, with legal fees and insurance decreased in the current period as compared to the corresponding period in 2016. We anticipate that future compensation expenses will increase and that certain operating expenses will increase for fiscal 2017 as we continue to build the infrastructure to proceed with permitted custom processing toll milling services.

Other Income and Expenses

We receive monthly payments of from $608 per month from American Tower Corporation for a cellular tower located on our Tonopah land.

Interest expense for the three months ended September 30, 2017 was $63,108, compared to $62,267 for the respective period in 2016. Interest expense for the nine months ended September 30, 2017 was $173,637, compared to $210,471 for the respective period in 2016. The 2017 and 2016 amounts relate primarily to the interest due at rates ranging from 6% to 8% on our notes payable: (i) the $2,500,000 secured, convertible promissory note issued to an accredited investor, (ii) the convertible notes payable; and (iii) the note with Tina Gregerson Family Properties, LLC, an entity controlled by a former director and officer of the Company. Of the convertible notes outstanding at September 30, 2016, $160,000 was converted in July 2016, accounting for the decrease in interest expense in 2017 as compared to 2016.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements through the issuance of short-term debt, convertible debt and through equity capital we have received via certain shareholders exercising their warrants and loans from related parties during the nine months ended September 30, 2017 and 2016. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had a working capital deficit of approximately $9,609,000 at September 30, 2017. Cash and cash equivalents were $4,937 at September 30, 2017, as compared to cash and cash equivalents of $1,035 at September 30, 2016.

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

On August 22, 2017, the Company received cash proceeds of $10,000, and on February 7, 2018, the Company issued a convertible promissory note in exchange for the cash proceeds. The convertible promissory note accrues interest at 6% per annum and is due one year from the date of funding. The note is convertible into shares of common stock at $0.08 per share, with no adjustments to the conversion price. The conversion feature meets the definition of conventional convertible debt and therefore qualifies for the scope exception in ASC 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The Company analyzed the conversion feature under ASC 470-20 and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was a $4,000 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method.

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

Going Concern

The condensed consolidated financial statements contained in this quarterly report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through the period ended September 30, 2017 of approximately $103,034,000, and a working capital deficit of approximately $9,609,000, as well as negative cash flows from operating activities. Presently, the Company does not have sufficient cash resources to meet its debt obligations in the twelve months following the date of this filing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance its capital requirements, as well as for general and administrative expenses. These alternatives include raising funds through public or private equity markets and either through institutional or retail investors. Although there is no assurance that the Company will be successful with its fund-raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

Working Capital Deficiency

	September 30,	December 31,
	2017	2016
Current assets	$31,336	$44,582
Current liabilities	9,640,362	9,313,134
Working capital deficiency	$(9,609,026)	$(9,268,552)

The decrease in current assets is mainly due to the amortization of prepaid expenses. The increase in current liabilities is primarily due to an increase in accrued expenses and accrued interest, as well as the increase of convertible debt balances as a result of new convertible debt of $140,000 and the amortization of debt discounts during the nine months ended September 30, 2017, offset by conversions of $60,000.

Cash Flows

	Nine Months Ended September 30,
	2017	2016
Net cash used in operating activities	$(136,389)	$(297,212)
Net cash provided by investing activities	—	56,500
Net cash provided by financing activities	140,000	240,000
Increase (decrease) in cash	$3,611	$(712)

Operating Activities

Net cash used in operating activities was $136,389 for the nine months ended September 30, 2017. Cash used in operating activities during the nine months ended September 30, 2017 was primarily due to the payments on the settlement of lawsuits of $65,000, as well as the net loss of $456,156 offset by amortization of debt discounts and an increase in accounts payable and accrued expenses.

Net cash used in operating activities was $297,212 for the nine months ended September 30, 2016, primarily due to a net loss of $657,666, increased by a decrease in accounts payable and accrued expenses, and offset by the amortization of debt discounts.

Investing Activities

For the nine months ended September 30, 2016, net cash provided by investing activities was $56,500 from the sale of equipment.

Financing Activities

For the nine months ended September 30, 2017, net cash provided by financing activities was $140,000, which was from the issuance of short term convertible debt notes, of which $60,000 was converted.

For the nine months ended September 30, 2016, net cash provided by financing activities was $220,000 from the issuance of convertible debt notes, which were converted during July of 2016, and $20,000 for the sale of common stock.

Off-Balance Sheet Arrangements

During the three and nine months ended September 30, 2017, we did not engage in any off-balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the quarter ended September 30, 2017 and in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

Impairment of Long-lived Assets

We are reviewing the property and equipment, intangible assets subject to amortization and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset class may not be recoverable. Indicators of potential impairment include: an adverse change in legal factors or in the business climate that could affect the value of the asset; an adverse change in the extent or manner in which the asset is used or is expected to be used, or in its physical condition; and current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of the asset. If indicators of impairment are present, the asset is tested for recoverability by comparing the carrying value of the asset to the related estimated undiscounted future cash flows expected to be derived from the asset. If the expected cash flows are less than the carrying value of the asset, then the asset is considered to be impaired and its carrying value is written down to fair value, based on the related estimated discounted cash flows. There were no impairment charges in the nine months ended September 30, 2017.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard will be effective for our interim and annual periods beginning January 1, 2019 and must be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the timing of adoption and the potential impact of this standard, but as the Company does not have any significant leases, it does not expect it to have a material impact on its financial position or results of operations.

During the period ended September 30, 2017 and through March 23, 2018, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer and Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2017 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2017 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

For the Nine months ended September 30, 2017, the Company issued unregistered securities as follows:

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

On September 22, 2017, the Company received cash proceeds of $10,000, and on January 24, 2018, the Company issued a convertible promissory note in exchange for the cash proceeds. The convertible promissory note accrues interest at 6% per annum and is due one year from the date of funding. The note is convertible into shares of common stock at $0.065 per share, with no adjustments to the conversion price.

On August 22, 2017, the Company received cash proceeds of $10,000, and on February 7, 2018, the Company issued a convertible promissory note in exchange for the cash proceeds. The convertible promissory note accrues interest at 6% per annum and is due one year from the date of funding. The note is convertible into shares of common stock at $0.08 per share, with no adjustments to the conversion price.

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
Date: March 23, 2018

By:	/s/ Sharon Ullman
Sharon Ullman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: March 23, 2018