Form 10-K
period 2017-12-31
Standard Metals Processing, Inc.
filed 2018-06-08
CIK 773717

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2017

Commission File Number: 000-14319

STANDARD METALS PROCESSING, INC. (a.k.a. CAMBRIAN MINERALS GROUP, INC.)

 (Exact Name of Small Business Issuer as Specified in its Charter)

N/A

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

As of June 6, 2018, the Registrant’s non-affiliates owned shares of its common stock having an aggregate market value of approximately $12,127,591 (based upon the closing sales price of the Registrant’s common stock on that date).

On June 6, 2018, there were 128,334,299 shares of common stock issued and outstanding, which is the Registrant’s only class of voting stock.

Documents Incorporated by Reference: None.

STANDARD METALS PROCESSING, INC.

 Annual Report on Form 10-K

 For the Year Ended December 31, 2017

PART I

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

ITEM 1. BUSINESS

Business Overview

General

Standard Metals Processing, Inc. (“we,” “us,” “our,” “Standard Metals” or the “Company”) is an exploration stage company having offices in Gadsden, Alabama and, through its subsidiary, a property in Tonopah, Nevada. Our business plan is to purchase equipment and build a facility on our Tonopah property to serve as a permitted custom processing toll milling facility (which includes an analytical lab, pyrometallugircal plant, and hydrometallurgical recovery plant).

The Company plans to perform permitted custom processing toll milling, which is a process whereby mined material is crushed and ground into fine particles to ease the extraction of any precious minerals contained therein, such as minerals in the gold, silver and platinum metal groups. Custom milling and refining can include many different processes that are designed specifically for each ore load and to maximize the extraction of precious metals from carbon or concentrates. These toll-processing services also distill, dry, mix, or mill chemicals and bulk materials on a contractual basis and provide a chemical production outsourcing option for industrial companies, which lack the expertise, capacity, or regulatory permits for in-house production.

We are required to obtain several permits before we can begin construction of a small scale mineral processing facility to conduct permitted processing toll milling activities and construction of the required additional buildings for us to commence operations.

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

On March 15, 2011, we closed a series of transactions, whereby we acquired certain assets of Shea Mining & Milling, LLC (“Shea Mining”), which assets include land, buildings, a dormant milling facility, abandoned milling equipment, water permits, mine tailings, mine dumps and the assignment of a note payable, a lease and a contract agreement with permits. We completed the Shea Exchange Agreement to acquire the Shea assets to develop a permitted custom processing toll milling of precious minerals business in Tonopah, Nevada. Toll milling is a process whereby mined material is crushed and ground into fine particles to ease the extraction of any precious minerals contained therein, such as gold, silver, and platinum group metals. Custom milling and refining can include many different processes to extract precious metals from carbon or concentrates. These toll-processing services also distill, dry, mix, or mill chemicals and bulk materials on a contractual basis and provide a chemical production outsourcing option for industrial companies which lack the expertise, capacity, or regulatory permits for in-house production. The land encompasses 1,183 deeded acres, one of the largest private land holdings in Esmeralda County, Nevada. Approximately 334 acres of this land has an estimated 2.2 million tons of tailings known as the Millers Tailings from the historic gold rush of Goldfield and Tonopah, Nevada sitting on it.

We are required to obtain several permits before we can begin construction of a small-scale mineral processing facility and the required additional buildings to conduct permitted processing toll milling activities and commence operations.

Subsidiaries

The Company has one wholly-owned subsidiary, Tonopah Milling and Metals Group, Inc. (“TMMG”), a Nevada corporation. TMMG has two wholly-owned subsidiaries, Tonopah Resources, Inc., a Nevada corporation and Tonopah Custom Processing, Inc., a Nevada corporation.

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

Water Pollution Control Permit with Nevada Department of Environmental Protection

Through Tonopah Custom Processing, Inc. (“TCP”), a Water Pollution Control Permit (“WPCP”) Application was filed with the Nevada Department of Environmental Protection (“NDEP”) Bureau of Mines and Mining Reclamation (“BMMR”) for the approval of the permits necessary for a small-scale mineral processing facility planned for the Tonopah property. The plant will perform laboratory testing, pilot testing, and custom processing of precious metal ores and concentrates from mining industry clients. Processing of ore materials will employ standard mineral processing techniques including gravity concentration, froth flotation and chemical leaching and carbon stripping.

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

Survey

Advanced Surveying & Professional Services, a Professional Land Surveyor (“PLS”), completed surveys and testing of the Tonopah property required for the application of our required permits. After completion of the survey, it was determined the property is 1,183 acres. The scope of work the PLS completed includes: (i) setting a total of 19 permanent monuments at angle points along lines, (ii) setting eight permanent monuments locating US Hwy 95, (iii) recording a professional map indicating longitude and latitude for all corners, and (iv) providing a digital map accessible in AutoCad software.

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

If it is determined that the sample is approved for processing, the customer and the Company will then agree upon a value of the metal grade per ton. If there is any disagreement on the value, a third-party referee determines the value by testing the sample. The Company charges either a flat fee per ton of the ore processed or a percentage of the precious metals extracted during processing, or a combination of both based on the amount of work that is performed.

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

Recent Actions

The Company is working on general maintenance and updating of the Tonopah property in line with the Company’s business plan. In an effort to move the Company’s business plan forward, Management may evaluate opportunities to acquire, license or joint venture with other parties, which may include related parties, involved in toll milling, processing, or mining related activities.

Employees

As of December 31, 2017, we did not have any employees. The Company’s and its subsidiaries’ officers, directors and independent contractors conduct all operations.

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

Risks Related to Our Capital Stock

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

INVESTORS MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF OUR COMMON STOCK DUE TO FEDERAL REGULATION OF PENNY STOCKS.

The SEC has defined any equity security with a market price of less than $5.00 per share as a “penny stock.” Penny stocks are subject to the requirements or Rule 15(g)-9 of the Securities Exchange Act of 1934. Our common stock is quoted on the OTCQB under the symbol SMPR and is currently below $5.00 per share. Therefore, our common stock is deemed a “penny stock” and is subject to the requirements of Rule 15(g)-9. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser’s consent prior to the transaction. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

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

Risks Related to Our Financial Condition

WE CURRENTLY DO NOT HAVE ENOUGH CASH TO FUND OPERATIONS AND/OR REDUCE OUR DEBT DURING 2018.

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

OUR INDEPENDENT AUDITORS HAVE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The financial statements for each of these periods were prepared assuming that we would continue as a going concern. We have had net losses for each of the years ended December 31, 2017 and 2016, and we have an accumulated a deficit as of December 31, 2017. In the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we do not expect to generate any significant revenues from operations for the foreseeable future, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital through equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

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

THE GLOBAL FINANCIAL MARKET MAY HAVE IMPACTS ON OUR BUSINESS AND FINANCIAL CONDITION THAT WE CURRENTLY CANNOT PREDICT.

The global financial market, especially the precious metal market and its market price fluctuations have, and may continue to have, an impact on our business and our financial condition. We may face significant challenges if the price of the minerals we intend to process do not achieve or stay at adequate price levels. Our ability to access the capital markets may be severely restricted at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions. The market price of ores, metals and precious metals could have an impact on any potential lenders or investors or on our customers, causing them to fail to meet their obligations to us.

ITEM 2. PROPERTIES

On March 15, 2011, in an effort to enter the precious metal toll milling business, we completed the Shea Exchange Agreement, whereby we acquired the Tonopah property, consisting of land, buildings, mining tailings, a dormant milling facility, abandoned milling equipment and water permits.

Our Tonopah property consists of 1,183 acres of land, buildings, mining tailings, a dormant milling facility, abandoned milling equipment and water permits. The Tonopah property was transferred to Tonopah Milling and Metals Group, Inc. (“TMMG”), the Company’s wholly-owned subsidiary and then transferred to Tonopah Resources, Inc., a wholly-owned subsidiary of TMMG.

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

Midwest Investment Partners, LLC v. Standard Metals Processing, Inc.

On March 17, 2014, Midwest Investment Partners, LLC filed suit against Standard Metals Processing, Inc. in Vanderburgh County Superior Court, Vanderburgh, Indiana, alleging that Standard Metals had wrongfully refused to remove a transfer restriction on Midwest’s shares of Standard Metals stock pursuant to Rule 144 of the Securities Act. On March 27, 2014, Standard Metals filed a Notice of Removal of a Civil Action requesting that the case proceed in the United States District Court for the Southern District of Indiana, Evansville Division as an action properly removed pursuant to 28 U.S.C. §§ 1441 (a) and (b). On April 15, 2014, Standard Metals served and filed its Answer and Affirmative Defenses to Plaintiff’s Complaint and Demand for Jury Trial. On November 26, 2014, Standard Metals filed a Motion for Summary Judgment. On February 11, 2015, the Court issued an Order granting Standard Metals’ Motion for Summary Judgment and entered a Final Judgment in favor of Standard Metals and terminating the action. During the year ended December 31, 2017 the Company paid $80,000 towards the judgment.

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

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB under the symbol “SMPR.” As of June 5, 2018, the last closing sale price of our common stock as reported by OTCQB was $0.135 per share. The following table sets forth for the periods indicating the range of high and low closing sale prices of our common stock:

Period	High	Low

Quarter Ended March 31, 2017	$0.22	$0.04
Quarter Ended June 30, 2017	$0.13	$0.06
Quarter Ended September 30, 2017	$0.12	$0.06
Quarter Ended December 31, 2017	$0.08	$0.02

Quarter Ended March 31, 2016	$0.20	$0.03
Quarter Ended June 30, 2016	$0.21	$0.11
Quarter Ended September 30, 2016	$0.18	$0.07
Quarter Ended December 31, 2016	$0.10	$0.04

The quotations from the OTCQB above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions.

Transfer Agent

Our transfer agent is American Stock Transfer & Trust Company, LLC, and is located at 6201 15th Avenue, Brooklyn, New York, NY 11219. Their telephone number is (718) 921-8124 and their website is www.astfinancial.com.

Holders of Common Stock

As of June June 6, 2018, there were 196 shareholders of record of our common stock. As of such date, 128,334,299 shares were issued and outstanding.

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

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

Water Pollution Control Permit

Through the Company’s wholly-owned subsidiary, Tonopah Custom Processing, Inc. (“TCP”), a Water Pollution Control Permit (“WPCP”) Application was filed with the Nevada Department of Environmental Protection (“NDEP”) Bureau of Mines and Mining Reclamation (“BMMR”) for the approval of the permits necessary for a small-scale mineral processing facility planned for the Tonopah Property. The plant will perform laboratory testing, pilot testing, and custom processing of precious metal ores and concentrates from mining industry clients. Processing of ore materials will employ standard mineral processing techniques including gravity concentration, froth flotation and chemical leaching and carbon stripping.

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

Advanced Surveying & Professional Services, a Professional Land Surveyor (“PLS”), completed surveys and testing of the Tonopah property required for the application of our required permits. After completion of the survey, it was determined the property is 1,186 acres. The scope of work the PLS completed includes: (i) setting a total of 19 permanent monuments at angle points along lines, (ii) setting eight permanent monuments locating US Hwy 95, (iii) recording a professional map indicating longitude and latitude for all corners, and (iv) providing a digital map accessible in AutoCAD software.

Site Preparation

We have completed the initial grading of specific designated areas on the 40 undisturbed acres of land including clearing all vegetation, removing of all scrap metal, and the excavation of the building pad for the preparation of the new 21,875 square foot processing plant and have completed the removal of all the extra and unnecessary materials and old equipment that have accumulated on the land. We refurbished a trailer that will act as our construction office.

Business Plan

The Company is reexamining its next steps for developing a processing facility. In an effort to move the Company’s business plan forward, Management may evaluate opportunities to acquire, license or joint venture with other parties, which may include related parties, involved in toll milling, processing, or mining related activities.

Results of Operations

Comparison of the Years Ended December 31, 2017 and December 31, 2016

Revenues

We had no revenues from any operations for the years ended December 31, 2017 and 2016. Furthermore, we do not anticipate any significant future revenue until we have sufficiently funded construction and begin operations.

General and Administrative Expenses

General and administrative expenses were $122,615 for the year ended December 31, 2017 as compared to $333,080 for the same period in 2016. For the year ended December 31, 2017, the majority of general and administrative expense was for accrued compensation and professional fees. In the three and nine months ended September 30, 2016, the majority of expenses were relatively the same, with legal fees and insurance decreased in the current period as compared to the corresponding period in 2016. We anticipate that future compensation expenses will increase and that certain operating expenses will increase for fiscal 2018 as we continue to build the infrastructure to proceed with permitted custom processing toll milling services.

Other Income and Expenses

We receive monthly payments of $608 per month from American Tower Corporation for a cellular tower located on our Tonopah land.

Interest expense for the year ended December 31, 2017 was $389,260, compared to $366,085 for the respective period in 2016. The 2017 and 2016 amounts relate primarily to the interest due at rates ranging from 6% to 8% on our notes payable: (i) the $2,500,000 secured, convertible promissory note issued to an accredited investor, (ii) the convertible notes payable; and (iii) the notes with Tina Gregerson Family Properties, LLC, an entity controlled by a former director and officer of the Company. Of the convertible notes outstanding on which interest accrued during the year ended December 31, 2016, $160,000 was converted in July 2016, and $65,000 was converted in December 2016. This decrease in interest expense is offset by interest accruing on the new convertible debentures of approximately $100,000 in 2017.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements through the issuance of short-term debt, convertible debt and through equity capital we have received via certain shareholders exercising their warrants and loans from related parties during the years ended December 31, 2017 and 2016. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had a working capital deficit of approximately $9,738,000 at December 31, 2017. Cash was $2,185 at December 31, 2017, as compared to cash and cash equivalents of $1,326 at December 31, 2016.

Our cash reserves will not be sufficient to meet our operational needs and thus, we need to raise additional capital to pay for our operational expenses and provide for capital expenditures. Our basic operational expenses are currently estimated at approximately $25,000 per month. Above the basic operational expenses, we estimate that we need approximately $5,000,000 to begin limited toll milling operations. If we are not able to raise additional working capital, we may have to cease operations altogether.

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

Going Concern

The consolidated financial statements contained in this annual report on Form 10-K have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through the period ended December 31, 2017 of approximately $103,175,000, and a working capital deficit of approximately $9,738,000, as well as negative cash flows from operating activities. Presently, the Company does not have sufficient cash resources to meet its debt obligations in the twelve months following the date of this filing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance its capital requirements, as well as for general and administrative expenses. These alternatives include raising funds through public or private equity markets and either through institutional or retail investors. Although there is no assurance that the Company will be successful with its fund-raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

Working Capital Deficiency

	December 31, 2017	December 31, 2016
Current assets	$25,330	$44,582
Current liabilities	9,762,893	9,313,134
Working capital deficiency	$(9,737,563)	$(9,268,552)

The decrease in current assets is mainly due to the amortization of prepaid expenses. The increase in current liabilities is primarily due to an increase in accrued interest relating to the Company’s convertible debentures and notes payable, as well as the increase of convertible debt balances as a result of new convertible debt of approximately $160,000 and the amortization of debt discounts during the year ended December 31, 2017, offset by conversions of $60,000.

Cash Flows

	Years Ended December 31,
	2017	2016
Net cash used in operating activities	$(158,937)	$(361,921)
Net cash provided by investing activities	—	56,500
Net cash provided by financing activities	159,796	305,000
Increase (decrease) in cash	$859	$(421)

Operating Activities

Net cash used in operating activities was $158,935 for the year ended December 31, 2017. Cash used in operating activities during the year ended December 31, 2017 was primarily due to the payments on the settlement of lawsuits of $80,000, as well as the net loss of $596,693 offset by amortization of debt discounts and an increase in accounts payable and accrued expenses.

Net cash used in operating activities was $361,921 for the year ended December 31, 2016, primarily due to a net loss of $940,935, increased by a decrease in accounts payable and accrued expenses, and offset by the amortization of debt discounts.

Investing Activities

For the year ended December 31, 2016, net cash provided by investing activities was $56,500 from the sale of equipment.

Financing Activities

For the year ended December 31, 2017, net cash provided by financing activities was $159,796, which was from the issuance of short term convertible debt notes, of which $60,000 was converted.

For the year ended December 31, 2016, net cash provided by financing activities was $285,000 from the issuance of convertible debt notes, which were converted during July of 2016, and $20,000 for the sale of common stock.

Off-Balance Sheet Arrangements

During the year ended December 31, 2017, we did not engage in any off-balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

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

Impairment of Long-lived Assets

We are reviewing the property and equipment, intangible assets subject to amortization and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset class may not be recoverable. Indicators of potential impairment include: an adverse change in legal factors or in the business climate that could affect the value of the asset; an adverse change in the extent or manner in which the asset is used or is expected to be used, or in its physical condition; and current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of the asset. If indicators of impairment are present, the asset is tested for recoverability by comparing the carrying value of the asset to the related estimated undiscounted future cash flows expected to be derived from the asset. If the expected cash flows are less than the carrying value of the asset, then the asset is considered to be impaired and its carrying value is written down to fair value, based on the related estimated discounted cash flows. There were no impairment charges during the years ended December 31, 2017 and December 31, 2016.

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

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at December 31, 2017 and 2016. The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

On December 22, 2017, the President of the United States signed and enacted into law H.R. 1 (the “Tax Reform Law”). The Tax Reform Law, effective for tax years beginning on or after January 1, 2018, except for certain provisions, resulted in significant changes to existing United States tax law, including various provisions that are expected to impact the Company. The Tax Reform Law reduces the federal corporate tax rate from 34% to 21% effective January 1, 2018. The Company will continue to analyze the provisions of the Tax Reform Law to assess the impact on the Company’s consolidated financial statements.

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

During the period covered by this report, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is included following the “Index to Financial Statements” on page F-1 contained in this annual report on Form 10-K.

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

Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were not effective as of December 31, 2017, because of the identification of the material weaknesses in internal control over financial reporting described below. Notwithstanding the material weaknesses that existed as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer have each concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”). We are currently taking steps to remediate such material weaknesses as described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

●             Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

●             Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●             Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

As a result of our continued material weaknesses described below, management has concluded that, as of December 31, 2017, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment, management identified the following control deficiencies, which were previously identified, that still represent material weaknesses at December 31, 2015:

●             The Company, at times in the past prior to the period covered by this annual statement, entered into material transactions without timely obtaining the appropriate signed agreements, stock certificates and board approval prior to releasing cash funds called for by the transaction. Management believes the approval process currently in place is sufficient to alleviate any misappropriation of funds and will change procedures if and when circumstances indicate they are needed. Although the Company has taken steps to prevent this from happening by utilizing an escrow agent, agreements entered into by prior management will continue to cause an issue until such prior agreements terminate or expire.

●             Management did not design and maintain effective control relating to the quarter end closing and financial reporting process due to lack of evidence of review surrounding various account reconciliations and properly evidenced journal entries. Due to the Company’s limited resources, the Company has insufficient personnel resources and technical accounting and reporting expertise to properly address all of the accounting matters inherent in the Company’s financial transactions. Additionally, though the Company has recently formed a formal audit committee, the Company has not yet formalized processes and controls that would provide proper board oversight role within the financial reporting process. Management continues to search for additional board members that are independent and can add financial expertise, and intends to formalize oversight processes in this area in an effort to remediate part of this material weakness.

●             The Company’s change in management, board members and officer positions resulting in changes of the responsible person for certain duties has caused delays in the timely review of financial data and banking information. The Company has very limited review procedures in place. This material weakness, previously identified, continued in 2015 as a result of additional management changes. Management plans to establish a more formal review process by the board members in an effort to reduce the risk of fraud and financial misstatements.

We are in the process of establishing certain steps in response to the identification of these material weaknesses that should result in certain changes in our internal control over financial reporting, but due to the Company’s limited funds and inability to add certain staff personnel, the changes may be limited and may also not be completely effective. There were no additional material weaknesses noted during the quarter ended December 31, 2017.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names of all directors and executive officers of the Company, their respective ages and all positions and offices with the Company held by each person as of March 31, 2016:

Name	Age	Positions with the Company

J. Bryan Read	55	Chief Executive Officer, Director, and Secretary
Sharon L. Ullman	70	Chief Financial Officer, Chief Administrative Officer and Director

Biographies

J. Bryan Read, Lt. Col, US Army (R) – Chief Executive Officer

Mr. Read was appointed Chief Executive Officer on December 13, 2016 honorably served as an officer and a commander in the United States Army. He has over twenty years professional military experience in leadership management, military logistics, training operations, missile defense, property management, diplomacy, and supply systems. He has commanded military organizations from platoon up through battalion level. As a military attaché assigned to the State Department and an overseas United States Embassy in the Former Soviet Union, he regularly planned and conducted meetings with high level foreign government officials and ministries on behalf of the United States involving important defense and commerce related matters. He has served as the Russian language Interpreter and team leader for the U.S. Humanitarian Special Operations Mission to Semipalatinsk, Kazakhstan. Additionally, he was a professor at the United States Military Academy at West Point.

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

Sharon L. Ullman – Chief Financial Officer

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

Since June 2010, Ms. Ullman has served as the Manager of Afignis, LLC (“Afignis”), a New York limited liability company, which was established to identify and develop mining, natural resource and agricultural opportunities on a global basis, with a focus on emerging markets. Afignis has made several investments, including currently holding approximately 12% of our outstanding common stock and the acquisition of mining and agricultural interests in Sierra Leone, Africa. The Sierra Leone investment is managed by Afignis Sierra Leone Limited, a Sierra Leone company, which is a strategic partnership between the Mende tribe and Afignis. Ms. Ullman has been the President of Afignis Sierra Leone Limited since 2010. Afignis Sierra Leone Limited is involved in gold and diamond mining operations and had interests in large parcels of arable land for agriculture including acres of cacao and coffee plantations.

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

Family Relationships

There are no other family relationships between or among any of our sole director and executive officer and any incoming directors or executive officers.

Code of Ethics

We adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and persons performing similar functions on October 5, 2012.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

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

Audit Committee, Compensation Committee and Financial Expert

The Company does have a formal audit committee but currently does not have a financial expert. The audit committee consists of Sharon Ullman. There were no audit committee meetings held during 2017. Financial information relating to quarterly reports was disseminated to all board members for review. The audited financial statements for the years ended December 31, 2017 and 2016 were provided to each member of the board in which any concerns by the members were directed to management and the auditors.

The Company has a compensation committee comprised of Sharon Ullman. There were no compensation committee meetings during 2017 and no actions taken by written consent

ITEM 11. EXECUTIVE COMPENSATION

General Philosophy

Our Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.

Executive Compensation

The following table summarizes the compensation of each named executive officer for the fiscal years ended December 31, 2017 and 2016 awarded to or earned by (i) each individual serving as our principal executive officer and principal financial officer of the Company and (ii) each individual that served as an executive officer of the Company at the end of such fiscal years who received compensation in excess of $100,000.

	Annual Compensation				Option	All Other
Name and Principal Position	Year	Salary		Bonus	Awards (1)	Compensation	Total ($)

J. Bryan Read,	2017
Chief Executive Officer	2016		$—	$—	$—	$—		$—

Sharon L. Ullman	2017	$		$—		$	$
Chief Financial Officer and Director	2016		$—	$—	$—	$—		$—

(1)	The amounts shown are the aggregate grant date fair values of these awards computed in accordance with Financial Accounting Standards Board (“FASB”) guidance now codified as Accounting Standards Codification (“ASC”) FASB ASC Topic 718, “Stock Compensation” (formerly under FASB Statement No. 123(R)).

Employment Agreements

We have not entered into any severance or change of control provisions with any of our other executive officers.

Equity Compensation Plans

Outstanding Equity Awards at Year End

No options were exercised by our named executive officers during the year ended December 31, 2017. The following table sets forth information of outstanding option awards held by named executive officers as of December 31, 2017:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following information sets forth the number and percentage of shares of the Company’s common stock owned beneficially, as of June 6, 2018, by any person, who is known to the Company to be the beneficial owner of five percent or more of the Company’s common stock, and, in addition, by each director and each executive officer of the Company, and by all directors and executive officers as a group.

Information as to beneficial ownership is based upon statements furnished to the Company by such persons and the shareholder list provided by the Company’s transfer agent, American Stock Transfer & Trust Company, LLC, as of June @@, 2018.

Name and Address	Amount of Beneficial Ownership (1)		Percentage of Class %

Sharon Ullman	19,680,000	(2)	15.4%
611 Walnut Street
Gadsden, AL 35901

J. Bryan Read	150,000		*
611 Walnut Street
Gadsden, AL 35901

All directors and officers as a group (1 person)	19,830,000		15.4%

Pure Path Capital Management, LLC	23,400,000		18.2%
5348 Vegas Drive
Suite 623
Las Vegas, NV 89108

Tina Gregerson Family Properties LLC	14,270,000		11.1%
611 Walnut Street
Gadsden, AL 35901

(1)	Except as otherwise indicated, each person possesses sole voting and investment power with respect to the shares shown as beneficially owned. Shares are deemed owned in the same percentage as the individual’s ownership in the entity owning such shares.

(2)	Shares are held in the name of Afignis, LLC of which Ms. Ullman is the Managing Manager and includes 4,500,000 options that are currently vested and exercisable.
(*)	Less than 1%

Equity Compensation Plans

The following table sets forth certain information regarding equity compensation plan information as of December 31, 2017:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (b)
Equity compensation plans approved by security holders	25,694,380	(1)	$—	49,305,620
	—		—	—
Equity compensation plans not approved by security holders	800,000	(2)	$—
	800,000	(3)	$—
	31,843	(4)	$—
	5,250,000	(5)	$—
Total	32,576,223		0.98

(1)	granted pursuant to the 2014 Option Plan, for individual grants. See the notes to the financial statements
(2)	granted to Stephen King
(3)	granted to Steven Flechner
(4)	represents 26,223 granted to Stephen King and 5,619 granted to Steven Flechner in accordance with the correction and adjustment. See Note 9 in the financial statements regarding the adjustment/correction of the 2010 Option Plan
(5)	represents 4,500,000 options granted and vested to Sharon Ullman and 750,000 options granted and vested to Jim Stieben.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following describes certain relationships and related transactions that we have with persons deemed to be affiliates of ours. We believe that each of the transactions described below were on terms at least as favorable to our Company as we would have expected to negotiate with unaffiliated third parties.

Pure Path Capital Management Company, LLC

As of April 6, 2017, Pure Path Capital Management Company, LLC (“Pure Path”) is currently the direct beneficial owner of approximately 18.2% of the Company. On October 11, 2013, we issued 27,000,000 shares of common stock to Pure Path Capital Management Company, LLC to settle a portion of the debt the Company owes to Pure Path.

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

Tina Gregerson/Tina Gregerson Family Properties, LLC

On February 11, 2015, the Company issued an unsecured promissory note (the “Note”) to Tina Gregerson Family Properties, LLC, an entity controlled by A former officer and director of the Company. The Note for up to $750,000 was provided in tranches. Maturity of each tranche is one year from the date of receipt. Interest will accrue at 8% per annum on each tranche upon default the interest rate increased to 12% per annum. As consideration, the Company agreed to issue common stock purchase warrants for the purchase of up to 250,000 shares of common stock exercisable for seven years at $1.23 per share. The Note is in default.

Director Independence

Our securities are quoted on the OTC Market, which does not have any director independence requirements. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company’s consolidated gross revenues. Based on these standards, we have determined that our directors are not independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our Board of Directors appointed Turner, Stone & Company, L.L.P. (“Turner”) to audit our financial statements for the year ended December 31, 2017. The following tables set forth the fees billed to the Company for professional services rendered by Turner for the years ended December 31, 2017 and 2016:

Services	2017	2016
Audit fees	$37,950	$47,950
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$37,950	$47,950

Audit Fees

The aggregate fees billed are for professional services rendered by Turner for the audit of the Company’s annual consolidated financial statements and review of consolidated financial statements included in the Company’s Form 10-K and 10-Q for 2017, and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended December 31, 2017.

Audit-Related Fees

There were no fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements.

Tax Fees

There were no fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

There were no other fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

Pre-Approval Policies and Procedures

The Company has an audit committee, but has yet to formalize processes and controls that would provide proper Board oversight. Our Board approves each engagement for audit or non-audit services before we engage our independent auditor to provide those services. The Board has not established any pre-approval policies or procedures that would allow our management to engage our independent auditor to provide any specified services with only an obligation to notify the audit committee of the engagement for those services. None of the services provided by our independent auditors for fiscal year 2017 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

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

STANDARD METALS PROCESSING, INC.

Dated: June 8, 2018	By:	/s/ J. Bryan Read
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

Name	Title	Date

/s/ J. Bryan Read	Chief Executive Officer, Secretary and Director	June 8, 2018
J. Bryan Read

/s/ Sharon Ullman	Chief Financial Officer and Director	June 8, 2018
Sharon Ullman

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STANDARD METALS PROCESSING, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2017 AND 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Standard Metals Processing, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Standard Metals Processing, Inc. and its subsidiaries (the “Company”) as of December 31, 2017 and 2016 and the related consolidated statements of operations, shareholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the results of its consolidated operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

June 8, 2018

We have served as the Company’s auditor since 2013.

F-2

STANDARD METALS PROCESSING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016

Assets
Current assets:
Cash	$2,185	$1,326
Prepaid expenses	11,145	31,256
Assets held for Sale	12,000	12,000

Total current assets	25,330	44,582
Shea Mining and Milling Assets	2,108,300	2,108,300
Property, plant and equipment:
Machinery and equipment	21,000	21,000
Construction in progress	1,775,224	1,775,224
	1,796,224	1,796,224
Accumulated depreciation	(21,000)	(21,000)
Net property, plant and equipment	1,775,224	1,775,224
Total Assets	$3,908,854	$3,928,106

Liabilities and Shareholders’ Deficit
Current liabilities:

Senior secured convertible promissory note payable, related party	$2,229,187	$2,229,187
Promissory notes payable - related party	477,500	477,500
Convertible promissory note, net of Discount of $34,860 at December 31, 2017 and $0 at December 31, 2016.	299,936	175,000
Accrual for settlement of lawsuits	2,501,000	2,581,000
Due to Wits Basin Precious Minerals Inc.	16,616	16,616
Accounts payable	2,429,386	2,210,219
Accrued interest - Related party $871,317 and $678,466 at December 31, 2017 and December 31, 2016	953,222	741,747
Accrued expenses	855,046	880,865
Accounts payable to related party	1,000	1,000

Total current liabilities	9,762,893	9,313,134

Long-term debt
Convertible promissory note, net of Discount of $47,507 at December 31, 2016.	—	12,493

Commitments and Contingencies (Note 9)

Preferred stock, 50,000,000 shares authorized:
Series A, $.001 par value, 10,000,000 and 10,000,000 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	10,000,000	10,000,000

Shareholders’ deficit:

Common stock, $0.001 par value, 500,000,000 shares authorized: 124,501,581 issued and 119,501,581 outstanding at December 31, 2017 and 121,492,869 issued and 116,492,869 outstanding at December 31, 2016, respectively	119,502	116,493
Additional paid-in capital	87,201,267	87,064,101
Accumulated deficit	(103,174,808)	(102,578,115)
Total shareholders’ deficit	(15,854,039)	(15,397,521)
Total Liabilities and Shareholders’ deficit	$3,908,854	$3,928,106

The accompanying footnotes are an integral part of these consolidated financial statements.

F-3

STANDARD METALS PROCESSING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
	December 31, 2017	December 31, 2016

Revenues	$—	$—

Operating expenses:
General and administrative	122,615	333,080

Total operating expenses	122,615	333,080
Loss from operations	(122,615)	(333,080)

Other income (expense):
Other income	7,829	7,300
Interest expense	(389,260)	(366,085)
Amortization of debt discount	(92,647)	(249,070)

Total other income (expense)	(474,078)	(607,855)
Loss before income tax provision	(596,693)	(940,935)

Income tax provision	—	—
Net loss	$(596,693)	$(940,935)

Basic net loss per common share	$(0.01)	$(0.01)

Basic weighted average common shares outstanding	118,965,783	110,080,311

The accompanying footnotes are an integral part of these consolidated financial statements.

F-4

STANDARD METALS PROCESSING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

					Additional	Common
	Preferred Stock		Common stock outstanding		paid-in	Stock	Accumulated
	Shares	Amount	Shares	Amount	capital	Issuable	deficit	Total

Balance at December 31, 2015	—	$—	104,075,936	$104,076	$86,438,911	$40,000	$(101,637,180)	$(15,054,193)

Stock issued for the conversion of Notes payable and accrued interest			8,141,905	8,142	222,130		—	230,272

Common stock issued for cash received in prior year			4,000,000	4,000	36,000	(40,000)		—

Conversion feature of convertible debt					285,000		—	285,000

Stock issued for cash			275,028	275	19,725		—	20,000

Warrants issued in settlement of lawsuit					62,335			62,335

Net loss for the year ended December 31, 2016			—	—	—		(940,935)	(940,935)

Balance at December 31, 2016	—	$—	116,492,869	$116,493	$87,064,101	$—	$(102,578,115)	$(15,397,521)

Stock issued for the conversion of Notes payable and accrued interest			3,008,712	3,009	57,166			60,175

Conversion feature of convertible debt					80,000			80,000

Net loss for the year ended December 31, 2017							(596,693)	(596,693)

Balance at December 31, 2017	—	$—	$119,501,581	$119,502	$87,201,267	$—	$(103,174,808)	$(15,854,039)

The accompanying footnotes are an integral part of these consolidated financial statements.

F-5

STANDARD METALS PROCESSING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31, 2017	December 31, 2016
OPERATING ACTIVITIES:
Net loss	$(596,693)	$(940,935)
Adjustments to reconcile net loss to cash flows used in operating activities:
Amortization of debt issuance costs	92,647	249,070
Changes in operating assets and liabilities:
Prepaid expenses	20,111	(1,219)
Accounts payable	219,167	149,527
Accrued expenses	185,831	189,860
Accounts payable related party	—	(874)
Accrual for settlement of lawsuits	(80,000)	(7,350)

Net cash used in operating activities	(158,937)	(361,921)

INVESTING ACTIVITIES:
Proceeds from the sale of assets	—	56,500

Net cash provided by investing activities	—	56,500

FINANCING ACTIVITIES:
Cash received on common stock subscribed	—	20,000
Cash proceeds from convertible promissory notes	159,796	285,000

Net cash provided by financing activities	159,796	305,000

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	859	(421)
CASH AND CASH EQUIVALENTS, beginning of period	1,326	1,747
CASH AND CASH EQUIVALENTS, end of period	$2,185	$1,326

Supplemental cash flow disclosures
Cash paid for interest cost	$—	$73,351
Income taxes paid	$—	$—
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Debt discount on convertible notes payable	$80,000	$285,000
Common stock issued	$—	$40,000
Warrants issued in settlement of lawsuit	$—	$62,335
Conversions into common stock of convertible debt and accrued interest	$60,175	$230,272

The accompanying footnotes are an integral part of these consolidated financial statements.

F-6

STANDARD METALS PROCESSING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

NOTE 1 – NATURE OF BUSINESS

Standard Metals Processing, Inc. (“we,” “us,” “our,” “Standard Metals” or the “Company”) is an exploration stage company, incorporated in Nevada having offices in Gadsden, Alabama and through its subsidiary, a property in Tonopah, Nevada. Their business plan is to purchase equipment and build a facility on the Tonopah property to serve as a permitted custom processing toll milling facility (which includes an analytical lab, pyrometallugircal plant, and hydrometallurgical recovery plant).

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2017, the Company incurred losses from operations of approximately $597,000. At December 31, 2017, the Company had an accumulated deficit of approximately $103,175,000 and a working capital deficit of approximately $9,738,000. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the year ended December 31, 2017, the Company received net cash proceeds of approximately $160,000 from the convertible promissory notes payable, and an additional $63,000 subsequent to year end. Management believes that private placements of equity capital and/or additional debt financing will be needed to fund our long-term operating requirements. The Company may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Standard Metals Processing, Inc., and its wholly-owned subsidiaries Tonopah Milling and Metals Group, Inc. and its wholly-owned subsidiaries Tonopah Custom Processing, Inc., and Tonopah Resources, Inc. All significant intercompany transactions, accounts and balances have been eliminated in consolidation.

Cash and Cash Equivalents

We maintain our cash in high-quality financial institutions. The balances, at times, may exceed federally insured limits.

Property, Plant and Equipment

Property and equipment are recorded at cost and depreciated, once placed in service, using the straight-line method over estimated useful lives as follows:

Years
Machinery and equipment	2-7
Vehicle	2

Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized. As items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operating income.

Long-Lived Assets

The Company will periodically evaluate the carrying value of long-lived assets to be held and used, including but not limited to, mineral properties, mine tailings, mine dumps, capital assets and intangible assets, when events and circumstances warrant such a review and at least annually. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose. There were no impairment charges during the years ended December 31, 2017 and December 31, 2016.

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

Revenue Recognition and Deferred Revenue

As of December 31, 2017, we have recorded no revenues from custom permitted processing toll milling.

Financial Instruments

The carrying amounts for all financial instruments approximates fair value. The carrying amounts for cash, accounts payable and accrued liabilities approximated fair value because of the short maturity of these instruments. The fair value of short-term debt approximated the carrying amounts based upon the expected borrowing rate for debt with similar remaining maturities and comparable risk.

Loss per Common Share

Basic earnings (loss) per common share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per common share is determined using the weighted average number of common shares outstanding during the periods presented, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of options, warrants and conversion of convertible debt. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

At December 31, 2017 and 2016, the weighted average shares from stock options of 32,576,223 and 32,576,223, respectively and warrants of 6,125,640 and 6,275,640, and number of equivalent shares of convertible notes payable 3,020,704 and 1,000,000 respectively were excluded from the diluted weighted average common share calculation due to the antidilutive effect such shares would have on net loss per common share.

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

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at December 31, 2017 and 2016. The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

On December 22, 2017, the President of the United States signed and enacted into law H.R. 1 (the “Tax Reform Law”). The Tax Reform Law, effective for tax years beginning on or after January 1, 2018, except for certain provisions, resulted in significant changes to existing United States tax law, including various provisions that are expected to impact the Company. The Tax Reform Law reduces the federal corporate tax rate from 34% to 21% effective January 1, 2018. The Company will continue to analyze the provisions of the Tax Reform Law to assess the impact on the Company’s consolidated financial statements.

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual reporting periods for public business entities beginning after December 15, 2017, including interim periods within that reporting period. The new standard permits the use of either the retrospective or cumulative effect transition method. As there have been no revenues to date, the Company does not expect the adoption to have a material impact and no transition method will be necessary upon adoption.

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

During the year ended December 31, 2017 and through June 8, 2018, there were several new accounting pronouncements issued by the Financial Accounting Standards Board.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of December 31, 2017, through the date which the consolidated financial statements were issued. Based upon the review, other than described in Note 11 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

NOTE 3 – SHEA MILLING AND MINING ASSETS

On March 15, 2011, the Company entered into an exchange agreement by and between the Company, Shea Mining, Afignis, LLC, Leslie Lucas Partners, LLC, Wits Basin Precious Minerals, Inc., (“Wits Basin”) and Alfred A. Rapetti (the “Shea Exchange Agreement”) whereby the Company acquired certain assets from Shea Mining, which assets include those located in Tonopah , mine dumps, a property lease and a contract agreement in exchange for 35,000,000 shares of our unregistered shares.

In connection with the Shea Exchange Agreement, the Company was also assigned the ownership of approximately a six square mile section of mine dump material in Manhattan, Nevada (“Manhattan”). The Company has not disturbed, moved or processed any of this material and currently has no intention to do so.

During the year ended December 31, 2015 Management analyzed the Shea Mining and Milling assets and determined that all the acquired assets except for the Tonopah land and water rights were fully impaired and recorded an impairment reducing the net carrying value of the Miller’s Landing assets to $2,108,300.

The Company has made some preparations including grading the land, installing fences and drilling various wells for future operations. The Company plans to resume preparing the Tonopah property site for the construction of a permitted custom processing toll milling facility and will work with contractors for the 21,875 square foot building and servicing the various wells.

The Company does not conduct any mining activity.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Components of our property, plant and equipment are as follows:

	December 31,
	2017	2016
Machinery and equipment	$21,000	$21,000
Construction in Progress	1,775,224	1,775,224
Less accumulated depreciation	(21,000)	(21,000)
	$1,775,224	$1,775,224

NOTE 5 – Senior Secured Promissory Note, related party

On October 10, 2013, a Senior Secured Convertible Promissory Note for up to $2,500,000 was issued to Pure Path Capital Management Company, LLC (“Pure Path”) pursuant to a Settlement and Release Agreement. The note had an original principal balance of $1,933,345, with a maturity date of April 10, 2015, and bears interest at 8% per annum. The settlement agreement included the issuance to Pure Path of 27,000,000 of the Company’s common shares, resulting in Pure Path becoming a related party. Upon an event of default additional interest will accrue at the rate equal to the lesser of (i) 15% per annum in addition to the Interest Rate or (ii) the highest rate permitted by applicable law, per annum (the “Default Rate”). The Company has obtained a waiver on the default rate interest, allowing the 8% interest rate to remain in effect during the default on the note. The Note is securitized by any and all of Borrower’s tangible or intangible assets, already acquired or hereinafter acquired, including but not limited to: machinery, inventory, accounts receivable, cash, computers, hardware, mineral rights, etc.

On April 11, 2016 the Company and Pure Path executed an addendum removing Pure Path’s ability to convert its note into shares of Series B Preferred Stock (Note 8).

The outstanding principal balance on the note was $2,229,187 as of both December 31, 2017 and 2016, with related accrued interest of $768,982 and $582,264, respectively.

NOTE 6 – PROMISSORY NOTES PAYABLE - RELATED PARTY

On February 11, 2015, the Company issued an unsecured promissory note (the “Note”) to Tina Gregerson Family Properties, LLC, an entity controlled by a former director of the Company. The Note for up to $750,000, was provided in tranches. Maturity of each tranche is one year from the date of receipt. Under the terms of the Note, the Company received $200,000 on February 11, 2015, $48,000 on February 13, 2015, $50,000 on April 13, 2015, $150,000 on July 31, 2015, $2,500 on October 20, 2015, $12,000 on October 29, 2015 and $15,000 on November 4, 2015. Interest accrues at 8% per annum on each tranche. Accrued interest was $871,317 and $678,466 as of December 31, 2017 and 2016, respectively.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

On December 29, 2017, the Company received cash proceeds of $4,756, and on January 22, 2018, the Company issued a convertible promissory note in exchange for the cash proceeds. The convertible promissory note accrues interest at 6% per annum and is due one year from the date of funding. The note is convertible into shares of common stock at $0.025 per share, with no adjustments to the conversion price. The conversion feature meets the definition of conventional convertible debt and therefore qualifies for the scope exception in Accounting Standards Codification (“ASC”) 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was a $3,000 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method. No amortization expense was recognized in the year ended December 31, 2017 as the amount was insignificant.

On December 26, 2017, the Company received cash proceeds of $5,000, and on January 24, 2018, the Company issued a convertible promissory note in exchange for the cash proceeds. The convertible promissory note accrues interest at 6% per annum and is due one year from the date of funding. The note is convertible into shares of common stock at $0.025 per share, with no adjustments to the conversion price. The conversion feature meets the definition of conventional convertible debt and therefore qualifies for the scope exception in Accounting Standards Codification (“ASC”) 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was a $3,000 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method. No amortization expense was recognized in the year ended December 31, 2017 as the amount was insignificant.

On October 17, 2017, the Company received cash proceeds of $10,000, and on January 24, 2018, the Company issued a convertible promissory note in exchange for the cash proceeds. The convertible promissory note accrues interest at 6% per annum and is due one year from the date of funding. The note is convertible into shares of common stock at $0.05 per share, with no adjustments to the conversion price. The conversion feature meets the definition of conventional convertible debt and therefore qualifies for the scope exception in Accounting Standards Codification (“ASC”) 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was a $6,000 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method. Amortization expense of $750 was recognized in the year ended December 31, 2017.

On August 22, 2017, the Company received cash proceeds of $10,000, and on February 7, 2018, the Company issued a convertible promissory note in exchange for the cash proceeds. The convertible promissory note accrues interest at 6% per annum and is due one year from the date of funding. The note is convertible into shares of common stock at $0.08 per share, with no adjustments to the conversion price. The conversion feature meets the definition of conventional convertible debt and therefore qualifies for the scope exception in Accounting Standards Codification (“ASC”) 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was a $4,000 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method. Amortization expense of $1,000 was recognized in the year ended December 31, 2017.

On June 22, 2017, the Company received cash proceeds of $10,000, and on January 24, 2018, the Company issued a convertible promissory note in exchange for the cash proceeds. The convertible promissory note accrues interest at 6% per annum and is due one year from the date of funding. The note is convertible into shares of common stock at $0.065 per share, with no adjustments to the conversion price. The conversion feature meets the definition of conventional convertible debt and therefore qualifies for the scope exception in ASC 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The Company analyzed the conversion feature under ASC 470-20, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was a $4,000 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method. Amortization expense of $2,000 was recognized in the year ended December 31, 2017.

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

The Company issued a convertible promissory note in the principal amount of $65,000 effective on November 28, 2016. The note is due one year after issuance, accrues interest at 6% per annum and is convertible into shares of common stock at a price of $0.06 per share. The Company analyzed the conversion under ASC 470-20 Debt with conversion and other options for consideration of a beneficial conversion feature. The Company recorded a discount for the intrinsic value of the conversion feature of $65,000 and will amortize this debt discount over the term of the note.

On December 28, 2016 the convertible promissory notes payable totaling $65,000 and accrued interest of $353 were converted into 3,262,838 shares of restricted common stock.

The Company issued a convertible promissory note in the principal amount of $60,000 on August 1, 2016. The note is due two years after issuance, accrues interest at 8% per annum and is convertible into shares of common stock at a price of $0.06 per share. The Company analyzed the conversion under ASC 470-20 Debt with conversion and other options for consideration of a beneficial conversion feature. The Company recognized a discount for the intrinsic value of the conversion feature of $60,000 which will be amortized over the term of the note.

Between January 22, 2016 and March 31, 2016, the Company issued Convertible Promissory Notes totaling $160,000. The Convertible promissory notes accrue interest at 8% and mature 2 years from the date of issue. At the option of the holder the Convertible Promissory Notes convert into shares of the Company’s Common Stock. The $55,000 convertible promissory note was convertible at $0.021 per share based on the ninety day VWAP ending on the date of funding, the $30,000 convertible promissory note was convertible at $0.05 per share based on the ninety day VWAP ending on the date of funding, and the $75,000 convertible promissory note was convertible at $0.05 per share based on a fifty percent discount to the closing sale price on the last trading day immediately preceding the issue date. The Company analyzed the conversion under ASC 470-20 Debt with conversion and other options for consideration of a conversion feature. The Company recognized a discount for the intrinsic value of the conversion feature of $160,000 to be amortized over the term of the notes.

On July 22, 2016 the convertible promissory notes payable totaling $160,000 and accrued interest of $4,919 were converted into 4,879,067 shares of restricted common stock, with the remaining debt discount immediately amortized.

In the year ended December 31, 2011, the Company issued 3 separate Convertible promissory notes totaling $175,000, with an interest rate of 6%, and are convertible at $0.50 per share. As of December 31, 2017, all of these Notes are past due, and the original terms apply in the default period. Accrued interest on these notes totaled $68,165 and $57,665 at December 31, 2017 and 2016, respectively.

NOTE 8 – SHAREHOLDERS’ DEFICIT

Preferred Stock

Series A Preferred Stock

Attributes of Series A Preferred Stock include but are not limited to the following:

Distribution in Liquidation

The Series A Preferred Stock has a liquidation preference of $10,000,000, payable only upon certain liquidity events or upon achievement of a market value of our equity equaling $200,000,000 or more. Upon any liquidation, dissolution or winding up of the Company, and after paying or adequately providing for the payment of all its obligations, the remainder of the assets of the Company shall be distributed, either in cash or in kind, first pro rata to the holders of the Series A Preferred Stock in an amount equal to the Liquidation Value (as described below); then, to any other series of Preferred Stock, until an amount to be determined by a resolution of the Board of Directors prior to issuances of such Preferred Stock, has been distributed per share, and, then, the remainder pro rata to the holders of the Common Stock. Upon the occurrence of any Liquidation Event (as defined below), each holder of Series A Preferred Stock will receive a payment equal to the Original Issue Price for each share of Series A Preferred Stock held by such holder (the “Liquidation Value”). A “Liquidation Event” will have occurred when:

●	The Company has an average market capitalization (calculated by adding the value of all outstanding shares of Common Stock valued at the Company’s closing sale price on the OTCQB or other applicable bulletin board or exchange, plus the value of the outstanding Series A Preferred Stock at the Original Issues Price per share) of $200,000,000 or more over any 90 day period. The holders of the Series A Preferred Stock would have the right, for 30 days after the end of such qualifying 90 day measurement period, to require the Company to purchase the Series A Preferred Stock for an amount equal to the Liquidation Value.

●	Any Liquidity Event in which the Company receives proceeds of $50,000,000 or more. For purposes hereof, a “Liquidity Event” means any (a) liquidation, dissolution or winding up of the Company; (b) acquisition of the Company by means of any transaction or series of related transactions (including, without limitation, any reorganization, merger, share exchange, share purchase or consolidation) provided that the applicable transaction shall not be deemed a liquidation unless the Company’s stockholders constituted immediately prior to such transaction hold less than 50% of the voting power of the surviving or acquiring entity; or (c) the sale, lease, transfer or other disposition, in a single transaction or series of related transactions, by the Company or any subsidiary of the Company of all or substantially all the assets of the Company and its subsidiaries taken as a whole, or the sale or disposition (whether by merger or otherwise) of one or more subsidiaries of the Company if substantially all of the assets of the Company and its subsidiaries taken as a whole are held by such subsidiary or subsidiaries.

Written notice of any Liquidation Event (the “Liquidation Notice”) shall be given by mail, postage prepaid, or by facsimile to non-U.S. residents, not less than five days prior to the anticipated payment date state therein, to the holders of record of Series A Preferred Stock, such notice to be addressed to each such holder at its address as shown by the records of the Company. The Liquidation Notice shall state (i) the anticipated payment date, and (ii) the total Liquidation Value available for distribution to Series A Preferred Stock shareholders upon the occurrence of the Liquidation Event.

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

Agreement with Holder of Series A Preferred Stock

Simultaneous with the Shea Exchange Agreement (Note 3), Wits Basin exchanged 19,713,544 shares of the Company’s common stock it held for 10,000,000 shares ($.001 par value each) of “Series A Preferred Stock” with an original issue price of $1.00 per share. The Company executed an Agreement with Wits to exchange these preferred shares for shares of common stock.

The Company entered into an Agreement on July 29, 2016 with the holder of the Series A Preferred Stock, Wits Basin and Wits Basins’ secured creditor regarding exchange options for the Series A Preferred Stock. Under the terms of the Agreement, upon the occurrence of a Triggering Event (as defined below), the holders of the Preferred Stock will receive the corresponding compensation, the “Triggering Events” and their corresponding compensation are set forth below:

Liquidation Rights, Stated Value and Redemption.

The Series A Preferred Stock has a stated value of $10,000,000 (referred to herein as “Stated Value”), payable only upon certain events.

(a)          Upon any liquidation, dissolution or winding up of the Company, and after paying or adequately providing for the payment of all its obligations, the remainder of the assets of the Company shall be distributed, either in cash or in kind, first pro rata to the holders of the Series A Preferred Stock in an amount equal to the Stated Value (as described below); then, to any other series of Preferred Stock, until an amount to be determined by a resolution of the Board of Directors prior to issuances of such Preferred Stock, has been distributed per share, and, then, the remainder pro rata to the holders of the Common Stock.

(b)          Upon the occurrence of a Triggering Event (as defined below), the holders of the Preferred Stock will receive the corresponding compensation. The “Triggering Events” and their corresponding compensation are set forth below:

(1)	If either of the following occur:

(i)            the Company receives proceeds of $10,000,000 or more in a cash offering; or

(ii)           the Company’s Common Stock trades at $3.00 or more (with proportionate adjustments for stock splits) for 90 consecutive trading days;

then all of the 10,000,000 shares of the Preferred Stock will be exchanged for 5,000,000 shares of Common Stock.

(2)	If the Company has an average market capitalization (calculated by adding the value of all outstanding shares of Common Stock valued at the Company’s closing sale price on the Over the Counter Markets (or other applicable exchange) (the “Market”) of $200,000,000 or more over any consecutive 95 day period following the effective date of this agreement and the effective date of any required duly authorized amendment to the Standard’s Articles of Incorporation, the terms of the Preferred Stock and the subsequent consent of the holder’s secured creditor to the final form and terms of such amendment, and items (1)(i) or (1)(ii) of Section (b) have not been met, then the Company has the right to:

(i)            issue the number of shares of Common Stock equal to the Stated Value using the average closing sale price of the Common Stock on the Over the Counter Markets of the prior 15 trading days from the date of the notice. The Company will provide 10 days’ prior written notice to the holder and any known secured party of such holder of the Series A Stock of its intention to proceed with this option; or

(ii)           issue a portion of the Stated Value in shares of Common Stock based on the valuation formula in 3(b)(2)(A) and pay the remaining Stated Value in cash.

If this above section is triggered, the Company has three years to choose option (i) or (ii) and pay the Stated Value. The Company has 60 days from the date of notice of its election to pay under either (i) or (ii). Upon payment of the Stated Value, the Series A Shares will be retired.

If the above section is triggered and the Company fails to pay the Stated Value within the three year time frame, the Company will take all necessary action to return the Series A Preferred Shares in their original form (containing all original terms and conditions) to the holder with the exception that the Stated Value will be increased to $10,100,000 upon delivery and the Company will lose the exchange options provided in Section (3)(b).

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

On April 11, 2016 the Company and Pure Path, a related party, executed an addendum to their Senior Secured Convertible Promissory Note (Note 6) removing Pure Path’s ability to convert its note into shares of Series B Preferred Stock. Subsequently, the Company retired and cancelled the entire class of Series B Preferred Stock..

Common Stock

Common Stock issued on conversion of notes payable

On July 22, 2016 three convertible promissory notes payable totaling $160,000 and accrued interest of $4,919 were converted into 4,879,067 shares of restricted common stock.

On December 28, 2016 a convertible promissory note payable totaling $65,000 and accrued interest of $353 were converted into 3,262,838 shares of restricted common stock.

Sale of Common Stock

On August 17, 2016 the company received a subscription agreement and $20,000 for 275,028 shares of the Company common stock.

Option Grants

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

The following tables summarize information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price
Options outstanding - December 31, 2015	35,076,223	$0.99
Granted	—	—
Canceled or expired	(2,500,000)	0.88
Exercised	—	—
Options outstanding –December 31, 2016	32,576,223	$0.98
Granted	—	—
Canceled or expired	—	—
Exercised	—	—
Options outstanding –December 31, 2017	32,576,223	$0.98

There are no unvested options as of December 31, 2017.

The following tables summarize information about stock options outstanding and exercisable:

	Options Outstanding and Exercisable at December 31, 2017
Range of Exercise Prices	Number Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$0.40 to $0.60	5,276,223	2.9 years	$0.46	$—
$0.61 to $1.00	9,800,000	2.7 years	$0.67	$—
$1.01 to $1.50	14,500,000	2.8 years	$1.25	$—
$1.51 to $2.25	3,000,000	3.3 years	$1.63	$—
$0.40 to $2.25	32,576,223	2.9 years	$0.98	$—

	Options Outstanding and Exercisable at December 31, 2016
Range of Exercise Prices	Number Exercisable	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$0.40 to $0.60	5,276,223	3.9 years	$0.46	$—
$0.61 to $1.00	9,800,000	3.7 years	$0.67	$—
$1.01 to $1.50	14,500,000	3.8 years	$1.25	$—
$1.51 to $2.25	3,000,000	4.3 years	$1.63	$—
$0.40 to $2.25	32,576,223	3.9 years	$0.98	$—

(1)	The aggregate intrinsic value in the table represents the difference between the closing stock price on December 31, 2017 and 2016 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2017 and 2016.

Common Stock Purchase Warrants

For warrants granted to non-employees in exchange for services, the Company recorded the fair value of the equity instrument using the Black-Scholes pricing model unless the value of the services is more reliably measurable.

The Company and Wits Basin (Note 3) executed a Settlement Agreement on January 22, 2016 (Note 9). Pursuant to the terms of the Settlement Agreement, the Company issued 630,000 warrants to purchase common stock at an exercise price of $0.70 and 630,000 warrants at an exercise price of $0.30 to investors of Wits Basin. The warrants are exercisable until December 31, 2018.

The following table summarizes information about the Company’s stock purchase warrants outstanding at December 31, 2017 and December 31, 2016:

	Number	Weighted Average Exercise Price	Range of Exercise Price	Weighted Remaining Contractual Life
Outstanding at December 31, 2015	5,015,640	$0.88	$0.20 – 2.00	4.4 years
Granted	1,260,000	$2.00	$0.30 – 1.25
Cancelled or expired	—	—	—
Exercised	—	$—	$—
Outstanding at December 31, 2016	6,275,640	$0.86	$0.20 – 2.00	3.2 years
Granted	—
Cancelled or expired	(150,000)	$2.00	$2.00
Exercised	—
Outstanding at December 31, 2017	6,125,640	$0.77	$0.20 – 1.23
Warrants exercisable at December 31, 2017	6,125,640

The aggregate intrinsic value of the 6,125,640 and 6,275,640 outstanding and exercisable warrants at December 31, 2017 and 2016 was $0. The intrinsic value is the difference between the closing stock price on December 31, 2017 and 2016 and the exercise price, multiplied by the number of in-the-money warrants had all warrant holders exercised their warrants on December 31, 2017 and 2016.

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

Midwest Investment Partners, LLC v. Standard Metals Processing, Inc.

On March 17, 2014, Midwest Investment Partners, LLC filed suit against Standard Metals Processing, Inc. in Vanderburgh County Superior Court, Vanderburgh, Indiana, alleging that Standard Metals had wrongfully refused to remove a transfer restriction on Midwest’s shares of Standard Metals stock pursuant to Rule 144 of the Securities Act. On March 27, 2014, Standard Metals filed a Notice of Removal of a Civil Action requesting that the case proceed in the United States District Court for the Southern District of Indiana, Evansville Division as an action properly removed pursuant to 28 U.S.C. §§ 1441 (a) and (b). On April 15, 2014, Standard Metals served and filed its Answer and Affirmative Defenses to Plaintiff’s Complaint and Demand for Jury Trial. On November 26, 2014, Standard Metals filed a Motion for Summary Judgment. On February 11, 2015, the Court issued an Order granting Standard Metals’ Motion for Summary Judgment and entered a Final Judgment in favor of Standard Metals and terminating the action. During the year ended December 31, 2017 the Company has paid $80,000 towards the judgment.

Wits Basin Precious Minerals, Inc., Lee Levine, Michael Lepore, Mark McLain, Morton Waldman, Allan Staller, Thomas McAdam, Arthur Brown, DJ Sikka, and Bryan Reichel v. Standard Metals Processing, Inc. f/k/a Standard Gold, Inc., Nevada Corporation

On September 10, 2014, Wits Basin Precious Minerals, Inc. filed suit against Standard Metals Processing, Inc. in the United States District Court for the District of Nevada asserting breach of contract, anticipatory breach of contract and equitable relief. On October 16, 2014, Wits Basin filed an Amended Complaint, adding new parties and alleging that Standard Metals had refused to allow it to exercise its option to purchase shares granted to it pursuant to an Exchange Agreement, dated March 15, 2011, so that Wits Basin could obtain shares to meet its requirements under private option agreements it had entered into with option holders, allowing those option holders certain rights, options and warrants to purchase stock in Standard Metals. On November 5, 2014, Standard Metals filed a Second Motion to Dismiss Wits Basin et al.’s Amended Complaint. On March 13, 2015, the Court issued an Order granting in part and denying in part Standard Metals’ Motion to Dismiss the action. The Court dismissed with prejudice Wits Basin et al.’s claims of breach of contract and anticipatory repudiation of the contract. However, the Court allowed Wits Basin et al’s claim against Standard Metals of interference with contract to go forward. The Company and Wits Basin executed a Settlement Agreement on January 22, 2016. Pursuant to the terms of the Settlement Agreement, the Company issued 630,000 warrants to purchase common stock at an exercise price of $0.70 and 630,000 warrants at an exercise price of $0.30 to investors of Wits Basin. The warrants are exercisable until December 31, 2018. The Company will also pay $14,665 in plaintiffs’ legal fees. As of December 31, 2017, $8,350 of the attorneys’ fees have been paid and all warrants have been issued.

NOTE 10 - INCOME TAXES

The components of income tax expense for the years ended December 31, 2017 and 2016 consist of the following:

	2017	2016
Current tax provision	$—	$—
Deferred tax benefit	(203,000)	(321,000)
Valuation allowance	203,000	321,000
Total income tax provision	$—	$—

Reconciliations between the statutory rate and the effective tax rate for the years ended December 31, 2017 and 2016 consist as follows:

	2017	2016
Federal statutory tax rate	(34.0)%	(34.0)%
State taxes, net of federal benefit	0%	0%
Permanent differences	—	—%
Valuation allowance	34%	34%
Effective tax rate	—	—

Significant components of the Company’s deferred tax assets as of December 31, 2017 and 2016 are summarized below. The calculations presented below at December 31, 2017 reflect the new U.S. federal statutory corporate tax rate of 21% effective January 1, 2018 (see Note 2).

	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$7,133,000	$11,299,000
Impairment of assets	6,941,000	11,310,000
Stock based compensation	2,228,000	3,607,000
Loss on settlement of debt	32,000	51,000
Total deferred tax asset	16,334,000	26,267,000
Valuation allowance	(16,334,000)	(26,267,000)
	$—	$—

As of December 31, 2017, the Company had approximately $33,969,000 of federal net operating loss carry forwards. These carry forwards, if not used, will begin to expire in 2028. Future utilization of their net operating loss carry forwards is subject to certain limitations under Section 382 of the Internal Revenue Code. The Company believes that the issuance of their common stock in exchange for the Shea Mining and Milling properties in March of 2011 resulted in an “ownership change” under the rules and regulations of Section 382. Accordingly, the Company’s ability to utilize their net operating losses generated prior to this date is limited to approximately $1,000,000 annually.

As of December 31, 2017, we do not believe any of our net operating loss carry forward consists of deductions generated by the exercise of warrants or options to purchase our stock. In the future, the stock options referenced in the above table of deferred tax items may be exercised and we may receive a tax deduction. To the extent that the tax deduction is included in a net operating loss carry forward and is in excess of amounts recognized for book purposes, no benefit will be recognized until the loss carry forward is recognized. Upon utilization and realization of the carry forward, the corresponding change in the deferred asset and valuation allowance will be recorded as additional paid-in capital.

We provide for a valuation allowance when it is more likely than not that we will not realize a portion of the deferred tax assets. We have established a valuation allowance against our net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, we have not reflected any benefit of such deferred tax assets in the accompanying financial statements. Our net deferred tax asset and valuation allowance decreased by $9,933,000 in the year ended December 31, 2017, $10,089,000 of which related to the decrease in the expected future tax rate as a result of the Tax Reform Law.

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

NOTE 11 – SUBSEQUENT EVENTS

In January 2018 the Company issued three convertible promissory notes in the principal amounts of $8,000, $40,000 and $15,000. The notes are due one year after issuance, accrues interest at 6% per annum and is convertible into shares of common stock at a price of $0.05 per share.

On January 29, 2018 six of the convertible promissory notes payable totaling principal of $144,796 and accrued interest of $3,385 were converted into 2,693,978 shares of restricted common stock, at conversion prices ranging from $0.025 to $0.075.