Form 10-Q
period 2018-03-31
Standard Metals Processing, Inc.
filed 2018-07-05
CIK 773717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of July 3, 2018, there were 129,497,423 shares of the Registrant’s common stock, par value $.001, outstanding.

STANDARD METALS PROCESSING, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2018

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain statements which are forward-looking in nature and are based on the current beliefs of our management as well as assumptions made by and information currently available to management, general trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this Form 10-Q, the words “may,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict” and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. These statements reflect our judgment as of the date of this Form 10-Q with respect to future events, the outcome of which is subject to risks. We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectations, which may have a significant impact on our business, operating results, financial condition or your investment in our common stock, as described in Part II, Item 1A entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (“SEC”) on June 8, 2018.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STANDARD METALS PROCESSING, INC.

CONDENSED Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash	$5,401	$2,185
Prepaid expenses related party	—	—
Prepaid expenses	8,106	11,145
Assets held for Sale	12,000	12,000

Total current assets	25,507	25,330

Shea Mining and Milling Assets	2,108,300	2,108,300
Property, plant and equipment:
Machinery and equipment	21,000	21,000
Construction in progress	1,775,224	1,775,224
	1,796,224	1,796,224
Accumulated depreciation	(21,000)	(21,000)
Net property, plant and equipment	1,775,224	1,775,224
Total Assets	$3,909,031	$3,908,854

Liabilities and Shareholders’ Deficit
Current liabilities:
Senior secured promissory note payable, related party	$2,229,187	$2,229,187
Promissory notes payable - related party	477,500	477,500
Convertible Notes payable, net of Discount of $16,276 and $34,860 at March 31, 2018 and December 31, 2017	236,723	299,936
Accrual for settlement of lawsuits	2,890,623	2,501,000
Due to Wits Basin Precious Minerals Inc.	16,616	16,616
Accounts payable	2,462,294	2,429,387
Accrued interest - Related party $926,778 and $871,317 at March 31, 2018 and December 31, 2017	1,009,641	953,222
Accrued expenses	855,045	855,045
Accounts payable to related party	1,000	1,000

Total current liabilities	10,178,629	9,762,893

Commitments and Contingencies (Note 6)

Preferred stock, 50,000,000 shares authorized:
Series A, $.001 par value, 10,000,000 and 10,000,000 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	10,000,000	10,000,000

Shareholders’ deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized: 127,195,559 issued and 122,195,559 outstanding at March 31, 2018 and 124,501,581 issued and 119,501,581 outstanding at December 31, 2017, respectively	122,196	119,502
Additional paid-in capital	87,384,754	87,201,267
Accumulated deficit	(103,776,548)	(103,174,808)
Total shareholders’ deficit	(16,269,598)	(15,854,039)
Total Liabilities and Shareholders’ deficit	$3,909,031	$3,908,854

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	March 31, 2018	March 31, 2017

Revenues	$—	$—

Operating expenses:
General and administrative	50,237	69,629

Total operating expenses	50,237	69,629
Loss from operations	(50,237)	(69,629)

Other income (expense):
Other income	1,825	2,354
Interest expense, including related party of $55,461	(497,745)	(48,243)
Amortization of debt discount	(55,583)	(67,863)

Total other income (expense)	(551,503)	(113,752)
Loss before income tax provision	(601,740)	(183,381)

Income tax provision	—	—
Net loss	$(601,740)	$(183,381)

Basic net loss per common share	$(0.00)	$(0.00)

Basic weighted average common shares outstanding	121,327,499	117,328,622

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three months ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities:
Net loss	$(601,740)	$(183,381)
Adjustments to reconcile net loss to cash flows used in operating activities:
Amortization of debt issuance costs	55,583	67,863
Changes in operating assets and liabilities:
Prepaid expenses	3,039	12,895
Accounts payable	33,907	(10,649)
Accrued expenses	59,804	59,804
Accrual for settlement of lawsuits	389,623	—

Net cash used in operating activities	(59,784)	(53,468)

Cash flows from financing activities:
Proceeds from convertible debentures	63,000	85,000

Net cash provided by financing activities	63,000	85,000

Increase in cash	3,216	31,532
Cash, beginning of period	2,185	1,326
Cash, end of period	$5,401	$32,858

Supplemental cash flow disclosures
Cash paid for interest cost	$14,101	$1,177
Income taxes paid	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Debt discount on convertible notes payable	$38,000	$—
Conversions of convertible debt and accrued interest into common stock	$148,181	$60,175
Accrual for settlement of lawsuits paid through issuance of convertible note payable	$—	$35,000

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018

(unaudited)

NOTE 1 – NATURE OF BUSINESS

Standard Metals Processing, Inc. (“we,” “us,” “our,” “Standard Metals” or the “Company”) is an exploration stage company, incorporated in Nevada having offices in Gadsden, Alabama and through its subsidiary, a property in Tonopah, Nevada. The business plan is to purchase equipment and build a facility on the Tonopah property to serve as a permitted custom processing toll milling facility (which includes an analytical lab, pyrometallugircal plant, and hydrometallurgical recovery plant).

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2018, the Company had a net loss of approximately $602,000. At March 31, 2018, the Company had an accumulated deficit of approximately $103,777,000 and a working capital deficit of approximately $10,153,000. The Company’s ability to continue as a going concern is dependent on their ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the three months ended March 31, 2018, the Company received net cash proceeds of $63,000 from the convertible promissory notes payable. Management believes that private placements of equity capital and/or additional debt financing will be needed to fund our long-term operating requirements. The Company may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Standard Metals Processing, Inc., and its wholly-owned subsidiary Tonopah Milling and Metals Group, Inc. and its wholly-owned subsidiaries Tonopah Custom Processing, Inc., and Tonopah Resources, Inc. All significant intercompany transactions, accounts and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2017 filed June 8, 2018. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year as a whole.

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

Revenue Recognition and Deferred Revenue

As of March 31, 2018, the Company has not recognized any revenues from custom permitted processing toll milling.

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

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual reporting periods for public business entities beginning after December 15, 2017, including interim periods within that reporting period. The new standard permits the use of either the retrospective or cumulative effect transition method. The Company adopted ASU 2014-09 in the three months ended March 31, 2018, and as there have been no revenues to date, the adoption did not have a material impact on the Company’s financial position or results of operations, and no transition method was necessary upon adoption.

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

During the period ended March 31, 2018 and through the date of this filing, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of March 31, 2018, through the date which the consolidated financial statements were issued. Based upon the review, other than described in Note 9 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

The Company is preparing the Tonopah property site for the construction of a permitted custom processing toll milling facility including grading the land, installing fencing and working with contractors for our 21,875 square foot building and servicing and drilling various wells for our future operations.

Components of our property, plant and equipment are as follows:

	March 31, 2018	December 31, 2017
Equipment	$21,000	$21,000
Construction in Progress	1,775,224	1,775,224
Less accumulated depreciation	(21,000)	(21,000)
	$1,775,224	$1,775,224

NOTE 4 – CONVERTIBLE NOTES PAYABLE

In January 2018 the Company issued three convertible promissory notes in the principal amounts of $8,000, $40,000 and $15,000. The notes are due one year from date of issuance and accrue interest at 6%. The notes are convertible into common shares of the Company at a conversion price of $0.05, with no adjustments to the conversion price. The conversion feature meets the definition of conventional convertible debt and therefore qualifies for the scope exception in Accounting Standards Codification (“ASC”) 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was a $38,000 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method. Amortization expense of $33,833 was recognized related to these discounts in the three months ended March 31, 2018, including the accelerated amortization upon conversion of two of these notes, as discussed below.

On January 29, 2018, five of the outstanding convertible promissory notes payable entered into in the year ending December 31, 2017 and two of the January 2018 convertible promissory notes payable, totaling principal of $144,796 and accrued interest of $3,385, were converted into 2,693,978 shares of restricted common stock, at conversion prices ranging from $0.025 to $0.075. Upon conversion the related unamortized debt discount of $46,250 (including the $33,833 mentioned previously) was immediately expensed. After conversion there was $$253,000 of principal and $8,667 of accrued interest outstanding on the convertible debentures, and a related unamortized discount of $16,276.

In the year ended December 31, 2011, the Company issued three Convertible promissory notes totaling $175,000, with an interest rate of 6%, and are convertible at $0.50 per share. As of March 31, 2018, all of these Notes are past due, and the original terms apply in the default period. Accrued interest on these notes totaled $70,790 and $68,165 at March 31, 2018 and December 31, 2017, respectively.

NOTE 5 – SHAREHOLDERS’ EQUITY

Common Stock - Convertible promissory notes conversion

On January 29, 2018, five of the outstanding convertible promissory notes payable entered into in the year ending December 31, 2017 and two of the January 2018 convertible promissory notes payable, totaling principal of $144,796 and accrued interest of $3,385, were converted into 2,693,978 shares of restricted common stock, at conversion prices ranging from $0.025 to $0.075. (Note 4)

Option Grants

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

The Company recorded no compensation expense for the three months ended March 31, 2018 and 2017. As of March 31, 2018, there was $0 in unrecognized compensation expense.

The Company did not grant any options during the three months ended March 31, 2018, and no options were exercised, expired, or were cancelled. There are no unvested options as of March 31, 2018.

The following tables summarize information about stock options outstanding and exercisable:

	Options Outstanding and Exercisable at March 31, 2018
Range of Exercise Prices	Number Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$0.40 to $0.60	5,276,223	2.6 years	$0.46	$—
$0.61 to $1.00	9,800,000	2.5 years	$0.67	$—
$1.01 to $1.50	14,500,000	2.6 years	$1.25	$—
$1.51 to $2.25	3,000,000	3.1 years	$1.63	$—
$0.40 to $2.25	32,576,223	2.6 years	$0.98	$—

Common Stock Purchase Warrants

For warrants granted to non-employees in exchange for services, the Company recorded the fair value of the equity instrument using the Black-Scholes pricing model unless the value of the services is more reliably measurable.

The Company did not grant any warrants during the three months ended March 31, 2018, and no warrants were exercised, expired, or were cancelled. As of March 31, 2018 there were 6,125,640 warrants outstanding, with exercise prices ranging from $0.20 to $1.23, a weighted exercise price of $0.77 and a weighted remaining contractual life of 2 years.

The aggregate intrinsic value of the 6,125,640 outstanding and exercisable warrants at March 31, 2018 and December 31, 2017 was $0. The intrinsic value is the difference between the closing stock price on March 31, 2018 and December 31, 2017 and the exercise price, multiplied by the number of in-the-money warrants had all warrant holders exercised their warrants on March 31, 2018 or December 31, 2017.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Legal Matters

Stephen E. Flechner v. Standard Metals Processing, Inc.

On April 29, 2014, Stephen E. Flechner filed suit in the United States District Court for the District of Colorado against Standard Metals Processing, Inc. alleging that Standard Metals had refused to allow him to exercise stock options granted to him pursuant to a Stock Option Agreement, dated April 1, 2010, and a second Stock Option Agreement, dated January 21, 2011. On June 12, 2014, Standard Metals filed an Answer and a Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. On January 16, 2015, Standard Metals filed a Motion for Summary Judgment. On January 23, 2015, the Court issued an Order granting in part and denying in part Standard Metals’ Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. The Court in its Order stayed further proceedings in Colorado pending the issuance of orders by the Alabama court. Thereafter, on January 26, 2015, the Court issued an Order vacating the February 20, 2015 Trial Preparation Conference and the March 9, 2015 Bench Trial. On March 23, 2015, the Court issued an Order denying Standard Metals’ Motion for Summary Judgment. On March 30, 2015, Flechner filed a Motion to Lift the Stay. On March 31, 2015, the Court issued an Order granting Flechner’s Motion to Lift the Stay. On April 6, 2015, the Court issued an Order scheduling a Bench Trial for July 29, 2015. On April 9, 2015, Flechner filed a Motion for Reconsideration of the Court’s March 23, 2015 Order Denying Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On May 1, 2015, the Court issued an Order Granting Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On August 12, 2015 the United Stated District Court for the District of Colorado issued a judgment in favor of Stephen E. Flechner for $2,157,000. An amended final judgment was ordered in adjudication of the Complaint by the U.S. District Court for the District of Colorado (the “Court”) on August 28, 2015 in favor of Flechner in the amount of $2,157,000, plus interest through the date of judgment of $235,246, plus interest of $472.76/day from August 28, 2015 until paid in full. The Company, in good faith anticipation of a settlement did not appeal the judgment and therefore, the Company’s notice of appeal was dismissed on November 17, 2015. This judgment is now non-appealable. The Company has recognized the daily interest due from the date of the August 28, 2015 judgement, through March 31, 2018, for a total of approximately $395,000, included in the Accrual for settlement of lawsuits in the accompanying condensed consolidated balance sheet.

Midwest Investment Partners, LLC v. Standard Metals Processing, Inc.

On March 17, 2014, Midwest Investment Partners, LLC filed suit against Standard Metals Processing, Inc. in Vanderburgh County Superior Court, Vanderburgh, Indiana, alleging that Standard Metals had wrongfully refused to remove a transfer restriction on Midwest’s shares of Standard Metals stock pursuant to Rule 144 of the Securities Act. On March 27, 2014, Standard Metals filed a Notice of Removal of a Civil Action requesting that the case proceed in the United States District Court for the Southern District of Indiana, Evansville Division as an action properly removed pursuant to 28 U.S.C. §§ 1441 (a) and (b). On April 15, 2014, Standard Metals served and filed its Answer and Affirmative Defenses to Plaintiff’s Complaint and Demand for Jury Trial. On November 26, 2014, Standard Metals filed a Motion for Summary Judgment. On February 11, 2015, the Court issued an Order granting Standard Metals’ Motion for Summary Judgment and entered a Final Judgment in favor of Standard Metals and terminating the action. As of March 31, 2018, and through the date of this filing, $85,000 has been paid on this settlement.

NOTE 7 – RELATED PARTY TRANSACTIONS

Pure Path Management Company, LLC (“Pure Path”) is currently the beneficial owner of 18% of the outstanding common stock of the Company.

During the Company’s acquisition of the Shea assets in 2011, Pure Path purchased the Loan Modification Agreement and the NJB Forbearance Agreement directly from NJB Mining, Inc. In connection with the assignment of a forbearance agreement the Company and Pure Path executed an Agreement in Principle setting forth terms of the forbearance agreement (collectively the “Pure Path Agreements”). Pursuant to the Pure Path Agreements, Pure Path was to receive participation payments to be received on a quarterly basis for seven years after the final closing at a rate of 5% of adjusted gross revenue as such terms are defined in the Pure Path Agreements, past and future consulting fees for approximately $1,150,000, collection remedies and legal proceedings against the Company including foreclosure on the Deed of Trust, registration rights, rights of first refusal, tag along rights, preemptive rights, exclusive worldwide rights pertaining to financing and joint ventures, and other negative covenants regarding approval of corporate actions.

Pursuant to the Settlement and Release Agreement executed October 10, 2013 with the Company, Pure Path relinquished the foregoing rights and obligations owed to it and agreed to forbear collection remedies and legal proceedings against the Company including foreclosure on the Deed of Trust, and, in connection with the settlement and release of various debts of approximately $1,500,000 and the consulting fees owed by the Company, the Company issued 27,000,000 restricted shares and a Promissory Note (the “Pure Path Note”) for an amount of up to $2,500,000 with a beginning principal balance of $1,933,345 bearing interest of 8% per year for the current balance of the amounts owed under the Pure Path Agreements. The outstanding principal balance on the Pure Path Note was $2,229,187 as of both March 31, 2018 and December 31, 2017, with related accrued interest of $815,024 and $768,982, respectively.

On February 11, 2015, the Company issued an unsecured promissory note (the “Note”) to Tina Gregerson Family Properties, LLC, an entity controlled by a former director of the Company. The Note for up to $750,000 was provided in tranches. Maturity of each tranche is one year from the date of receipt. Interest accrues at 8% per annum on each tranche. Under the terms of the Note, the Company received $477,500. The Note is in default.

NOTE 8 – EARNINGS (LOSS) PER SHARE

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

At March 31, 2018, the weighted average shares from stock options of 32,576,223, warrants of 6,125,640 and Convertible Promissory note shares of approximately 1,635,000 were excluded from the diluted weighted average common share calculation due to the antidilutive effect such shares would have on net loss per common share.

NOTE 9 – SUBSEQUENT EVENTS

On June 14, 2018, the Company entered into a convertible promissory note in the principal amount of $10,000. The note is due December 29, 2018, and accrues interest at 6%. The note is convertible into common shares of the Company at a conversion price of $0.025, with no adjustments to the conversion price. The note was in exchange for $91,463 included in accounts payable, that the noteholder purchased from a vendor on December 29, 2017. Upon conversion of the note into 411,046 common shares of the Company, also on June 14, 2018, the noteholder signed a debt settlement and release agreement for the outstanding accounts payable, resulting in a gain on settlement to be recognized in the six months ending June 30, 2018, of $81,463.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis of financial condition and results of operations should be read in connection with the accompanying unaudited condensed financial statements and related notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC on June 8, 2018.

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

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to Standard Metals Processing, Inc. and our wholly-owned subsidiary, Tonopah Milling and Metals Group, Inc. (“TMMG”), and TMMG’s wholly-owned subsidiaries Tonopah Custom Processing, Inc. (“TCP”) and Tonopah Resources, Inc. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Corporate History

We were incorporated in the State of Colorado on July 10, 1985. In 2011, we closed a series of transactions, whereby we acquired certain assets of Shea Mining & Milling, LLC (“Shea Mining”), which assets include land, buildings, a dormant milling facility, abandoned milling equipment, water permits, mine tailings, mine dumps and the assignment of a note payable, a lease and a contract agreement with permits. We completed the Shea Exchange Agreement in order to offer toll milling services of precious minerals. Toll milling is a process whereby mined material is crushed and ground into fine particles to ease the extraction of any precious minerals contained therein, such as gold, silver, and platinum group metals. Custom milling and refining can include many different processes to extract precious metals from carbon or concentrates. These toll-processing services also distill, dry, mix, or mill chemicals and bulk materials on a contractual basis and provide a chemical production outsourcing option for industrial companies which lack the expertise, capacity, or regulatory permits for in-house production.

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

Site Preparation

We have completed the initial grading of specific designated areas on the 40 undisturbed acres of land including clearing all vegetation, removing of all scrap metal, and the excavation of the building pad for the preparation of the new 21,875 square foot processing plant and have completed the removal of all the extra and unnecessary materials and old equipment that has accumulated on the land. We have also refurbished a trailer that will act as our construction office.

Business Plan

The Company is reexamining its next steps for developing a processing facility.  In an effort to move the Company’s business plan forward, the Company may evaluate opportunities to acquire, license, or joint venture with other parties involved in toll milling, processing, or mining related activities, which may include Pure Path Management Company, LLC (a related party) and its related entities including, but not limited to, Aurum, LLC and Calais Resources, Inc.

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

Results of Operation

Comparison of the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017

Revenues

We had no revenues from any operations for the three months ended March 31, 2018 and 2017. Furthermore, we do not anticipate any significant future revenue until we have sufficiently funded construction and begin operations.

General and Administrative Expenses

General and administrative expenses were $50,237 for the three months ended March 31, 2018 as compared to $69,629 for the same period in 2017. For the three months ended March 31, 2018, the majority of general and administrative expense was for professional fees and general office expenses. In the three months ended March 31, 2017, the majority of expenses were relatively the same. We anticipate that that certain operating expenses will increase for fiscal 2018 as we continue to build the infrastructure to proceed with permitted custom processing toll milling services.

Other Income and Expenses

We receive monthly payments of from $608 per month from American Tower Corporation for a cellular tower located on our Tonopah land.

Interest expense for the three months ended March 31, 2018 was $497,745, compared to $48,243 for the respective period in 2017. $395,000 of the interest expense in 2018 relates to interest accrued in connection with the Flechner judgement. The Company recognized the daily interest due from the date of the August 28, 2015 judgement, through March 31, 2018. The remaining interest expense in 2018 and the 2017 amounts relate primarily to the interest due at rates ranging from 6% to 8% on our notes payable: (i) the $2,500,000 secured, convertible promissory note issued to an accredited investor, (ii) the convertible notes payable; and (iii) the notes with Tina Gregerson Family Properties, LLC, an entity controlled by a former director and officer of the Company. The convertible notes payable increased by approximately $67,000 as of March 31, 2018 as compared to the same period in 2017, resulting in increased interest expense in 2018. Additionally, included in interest expense for the three months ended March 31, 2018 is approximately $29,000 of finance charges on legal bills.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements through the issuance of convertible debt during the three months ended March 31, 2018 and 2017. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had a working capital deficit of approximately $10,153,000 at March 31, 2018. Cash was $5,401 at March 31, 2018, as compared to cash of $2,185 at December 31, 2017.

Our cash reserves will not be sufficient to meet our operational needs and thus, we need to raise additional capital to pay for our operational expenses and provide for capital expenditures. Our basic operational expenses are currently estimated at approximately $20,000 per month. Above the basic operational expenses, we estimate that we need approximately $5.000.000 to begin limited toll milling operations. If we are not able to raise additional working capital, we may have to cease operations altogether.

Recent Financings

In January 2018 the Company issued three convertible promissory notes in the principal amounts of $8,000, $40,000 and $15,000. The notes are due one year from date of issuance and accrue interest at 6%. The notes are convertible into common shares of the Company at a conversion price of $0.05, with no adjustments to the conversion price.

Going Concern

The condensed consolidated financial statements contained in this quarterly report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through the period ended March 31, 2018 of approximately $103,777,000, and a working capital deficit of approximately $10,153,000, as well as negative cash flows from operating activities. Presently, the Company does not have sufficient cash resources to meet its debt obligations in the twelve months following the date of this filing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance its capital requirements, as well as for general and administrative expenses. These alternatives include raising funds through public or private equity markets and either through institutional or retail investors. Although there is no assurance that the Company will be successful with its fund-raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

Working Capital Deficiency

	March 31, 2018	December 31, 2017
Current assets	$25,507	$25,330
Current liabilities	10,178,629	9,762,893
Working capital deficiency	$(10,153,122)	$(9,737,563)

The balance and components of current assets are fairly consistent between periods. The increase in current liabilities is primarily due to an increase in the accrual for settlement of lawsuits for accrued interest of $395,000, offset by payments of $5,000, as well as the increase of convertible debt balances as a result of new convertible debt of $63,000 and the amortization of debt discounts during the three months ended March 31, 2018, offset by conversions of $148,181.

Cash Flows

	Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(59,784)	$(53,468)
Net cash provided by financing activities	63,000	85,000
Increase in cash	$3,216	$31,532

Operating Activities

Net cash used in operating activities was $59,784 for the three months ended March 31, 2018. Cash used in operating activities during the three months ended March 31, 2018 was primarily due to payments for professional services of approximately $32,000 and $5,000 on the lawsuit settlement. Additionally, the net loss of $601,740 offset by amortization of debt discounts and an increase in accounts payable and accrued expenses, including the $395,000 for accrued interest on the accrual for settlement of lawsuits.

Net cash used in operating activities was $53,468 for the three months ended March 31, 2017, primarily due to payments of $35,000 on a lawsuit settlement, as well as a net loss of $183,381, offset by the amortization of debt discounts and an increase accrued expenses.

Financing Activities

For the three months ended March 31, 2018, net cash provided by financing activities was $63,000, which was from the issuance of short term convertible debt notes.

For the three months ended September 30, 2016, net cash provided by financing activities was $85,000 from the issuance of convertible debt notes, $25,000 of which was converted during March of 2017.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2018, we did not engage in any off-balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the quarter ended March 31, 2018 and in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

Impairment of Long-lived Assets

We are reviewing the property and equipment, intangible assets subject to amortization and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset class may not be recoverable. Indicators of potential impairment include: an adverse change in legal factors or in the business climate that could affect the value of the asset; an adverse change in the extent or manner in which the asset is used or is expected to be used, or in its physical condition; and current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of the asset. If indicators of impairment are present, the asset is tested for recoverability by comparing the carrying value of the asset to the related estimated undiscounted future cash flows expected to be derived from the asset. If the expected cash flows are less than the carrying value of the asset, then the asset is considered to be impaired and its carrying value is written down to fair value, based on the related estimated discounted cash flows. There were no impairment charges in the three months ended March 31, 2018.

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual reporting periods for public business entities beginning after December 15, 2017, including interim periods within that reporting period. The new standard permits the use of either the retrospective or cumulative effect transition method. The Company adopted ASU 2014-09 in the three months ended March 31, 2018, and as there have been no revenues to date, the adoption did not have a material impact on the Company’s financial position or results of operations, and no transition method was necessary upon adoption.

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

During the period ended March 31, 2018 and through the date of this filing, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer and Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2018 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2018 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Stephen E. Flechner v. Standard Metals Processing, Inc.

On April 29, 2014, Stephen E. Flechner filed suit in the United States District Court for the District of Colorado against Standard Metals Processing, Inc. alleging that Standard Metals had refused to allow him to exercise stock options granted to him pursuant to a Stock Option Agreement, dated April 1, 2010, and a second Stock Option Agreement, dated January 21, 2011. On June 12, 2014, Standard Metals filed an Answer and a Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. On January 16, 2015, Standard Metals filed a Motion for Summary Judgment. On January 23, 2015, the Court issued an Order granting in part and denying in part Standard Metals’ Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. The Court in its Order stayed further proceedings in Colorado pending the issuance of orders by the Alabama court. Thereafter, on January 26, 2015, the Court issued an Order vacating the February 20, 2015 Trial Preparation Conference and the March 9, 2015 Bench Trial. On March 23, 2015, the Court issued an Order denying Standard Metals’ Motion for Summary Judgment. On March 30, 2015, Flechner filed a Motion to Lift the Stay. On March 31, 2015, the Court issued an Order granting Flechner’s Motion to Lift the Stay. On April 6, 2015, the Court issued an Order scheduling a Bench Trial for July 29, 2015. On April 9, 2015, Flechner filed a Motion for Reconsideration of the Court’s March 23, 2015 Order Denying Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On May 1, 2015, the Court issued an Order Granting Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. Standard Metals Processing, Inc. intends to continue to vigorously defend against claims by Steven E. Flechner. On August 12, 2015 the United Stated District Court for the District of Colorado issued a judgment in favor of Stephen E. Flechner for $2,157,000. An amended final judgment was ordered in adjudication of the Complaint by the U.S. District Court for the District of Colorado (the “Court”) on August 28, 2015 in favor of Flechner in the amount of $2,157,000, plus interest through the date of judgment of $235,246, plus interest of $472.76/day from August 28, 2015 until paid in full. The Company, in good faith anticipation of a settlement did not appeal the judgment and therefore, the Company’s notice of appeal was dismissed on November 17, 2015. This judgment is now non-appealable. The Company has recognized the daily interest due from the date of the August 28, 2015 judgement, through March 31, 2018, for a total of approximately $395,000, included in the Accrual for settlement of lawsuits in the accompanying condensed consolidated balance sheet.

Midwest Investment Partners, LLC v. Standard Metals Processing, Inc.

On March 17, 2014, Midwest Investment Partners, LLC filed suit against Standard Metals Processing, Inc. in Vanderburgh County Superior Court, Vanderburgh, Indiana, alleging that Standard Metals had wrongfully refused to remove a transfer restriction on Midwest’s shares of Standard Metals stock pursuant to Rule 144 of the Securities Act. On March 27, 2014, Standard Metals filed a Notice of Removal of a Civil Action requesting that the case proceed in the United States District Court for the Southern District of Indiana, Evansville Division as an action properly removed pursuant to 28 U.S.C. §§ 1441 (a) and (b). On April 15, 2014, Standard Metals served and filed its Answer and Affirmative Defenses to Plaintiff’s Complaint and Demand for Jury Trial. On November 26, 2014, Standard Metals filed a Motion for Summary Judgment. On February 11, 2015, the Court issued an Order granting Standard Metals’ Motion for Summary Judgment and entered a Final Judgment in favor of Standard Metals and terminating the action. As of March 31, 2018, and through the date of this filing, $85,000 has been paid on this settlement.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item. We note, however, that an investment in our common stock involves a number of very significant risks. Investors should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended December 31, 2017, as filed with SEC on June 8, 2018, in addition to other information contained in such Annual Report and in this Quarterly Report on Form 10-Q, in evaluating the Company and our business before purchasing shares of our common stock. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

In January 2018 the Company issued three convertible promissory notes in the principal amounts of $8,000, $40,000 and $15,000. The notes are due one year from date of issuance and accrue interest at 6%. The notes are convertible into common shares of the Company at a conversion price of $0.05, with no adjustments to the conversion price. The conversion feature meets the definition of conventional convertible debt and therefore qualifies for the scope exception in Accounting Standards Codification (“ASC”) 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was a $38,000 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method. Amortization expense of $33,833 was recognized related to these discounts in the three months ended March 31, 2018, including the accelerated amortization upon conversion of two of these notes, as discussed below.

On January 29, 2018, five of the outstanding convertible promissory notes payable entered into in the year ending December 31, 2017 and two of the January 2018 convertible promissory notes payable, totaling principal of $144,796 and accrued interest of $3,385, were converted into 2,693,978 shares of restricted common stock, at conversion prices ranging from $0.025 to $0.075. Upon conversion the related unamortized debt discount of $46,250 (including the $33,833 mentioned previously) was immediately expensed. After conversion there was $$253,000 of principal and $8,667 of accrued interest outstanding on the convertible debentures, and a related unamortized discount of $16,276.

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
Date: July 3, 2018

By:	/s/ Sharon Ullman
Sharon Ullman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: July 3, 2018