Form 10-Q
period 2018-06-30
Standard Metals Processing, Inc.
filed 2019-12-06
CIK 773717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

N/A

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock $0.001 par value	SMPR	OTC

Indicate by check mark whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).). Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 26, 2019, there were 124,497,423 shares of Registrant’s common stock, par value $.001, outstanding.

STANDARD METALS PROCESSING, INC.

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018

i

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STANDARD METALS PROCESSING, INC.

CONDENSED Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash	$1,303	$2,185
Prepaid expenses related party	—	—
Prepaid expenses	8,106	11,145
Assets held for Sale	12,000	12,000

Total current assets	21,409	25,330

Property, plant and equipment:
Shea Mining and Milling Assets	2,108,300	2,108,300
Machinery and equipment	21,000	21,000
Construction in progress	1,775,224	1,775,224
	3,904,524	3,904,524
Accumulated depreciation	(21,000)	(21,000)
Net property, plant and equipment	3,883,524	3,883,524
Total Assets	$3,904,933	$3,908,854

Liabilities and Shareholders’ Deficit
Current liabilities:
Senior secured promissory note payable, related party	$2,229,187	$2,229,187
Promissory notes payable - related party	477,500	477,500
Convertible Notes payable, net of Discount of $0 and $34,860 at June 30, 2018 and December 31, 2017	168,000	299,936
Accrual for settlement of lawsuits	2,890,623	2,501,000
Due to Wits Basin Precious Minerals Inc.	16,616	16,616
Accounts payable	2,411,777	2,429,386
Accrued interest - Related party $985,068 and $871,317 at June 30, 2018 and December 31, 2017	1,071,781	953,222
Accrued expenses	855,046	855,046
Accounts payable to related party	1,000	1,000

Total current liabilities	10,121,530	9,762,893

Commitments and Contingencies (Note 6)

Preferred stock, 50,000,000 shares authorized:
Series A, $.001 par value, 10,000,000 and 10,000,000 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	10,000,000	10,000,000

Shareholders’ deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized: 129,497,423 issued and 124,497,423 outstanding at June 30, 2018 and 124,501,581 issued and 119,501,581 outstanding at December 31, 2017, respectively	124,497	119,502
Additional paid-in capital	87,525,115	87,201,267
Accumulated deficit	(103,866,209)	(103,174,808)
Total shareholders’ deficit	(16,216,597)	(15,854,039)
Total Liabilities and Shareholders’ deficit	$3,904,933	$3,908,854

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Revenues	$—	—	$—	$—

Operating expenses:
General and administrative	62,064	82,890	112,301	152,519

Total operating expenses	62,064	82,890	112,301	152,519
Loss from operations	(62,064)	(82,890)	(112,301)	(152,519)

Other income (expense):
Other income	83,288	1,825	85,113	4,179
Interest expense, including related party of $113,751	(94,608)	(62,286)	(592,353)	(110,529)
Amortization of debt discount	(16,277)	(7,034)	(71,860)	(74,897)

Total other income (expense)	(27,597)	(67,495)	(579,100)	(181,247)
Loss before income tax provision	(89,661)	(150,385)	(691,401)	(333,766)

Income tax provision	—	—	—	—
Net loss	$(89,661)	(150,385)	(691,401)	$(333,766)

Basic net loss per common share	$(0.00)	(0.00)	(0.00)	$(0.00)

Basic weighted average common shares outstanding	122,918,471	116,492,869	122,063,119	118,421,104

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six months ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities:
Net loss	$(691,401)	$(333,766)
Adjustments to reconcile net loss to cash flows used in operating activities:
Amortization of debt issuance costs	71,860	74,897
Gain on settlement of convertible note payable (Decrease) Increase in operating assets and liabilities:	2,662	—
Changes in operating assets and liabilities:
Prepaid expenses	3,039	15,824
Accounts payable	(17,609)	19,155
Accrued expenses	121,944	152,886
Accrual for settlement of lawsuits	389,623	(55,000)

Net cash used in operating activities	(119,882)	(126,004)
Cash flows from investing activities:	—	—
Cash flows from financing activities:
Proceeds from convertible debentures	94,000	130,000
Proceeds from exercise of stock options	25,000	—
Net cash provided by financing activities	119,000	130,000

(Decrease) Increase in cash	(882)	3,996
Cash, beginning of period	2,185	1,326
Cash, end of period	$1,303	$5,322

Supplemental cash flow disclosures
Cash paid for interest cost	$14,101	$2,676
Income taxes paid	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Debt discount on convertible notes payable	$38,000	$64,000
Conversions of convertible debt and accrued interest into common stock	$265,843	$60,175
Accrual for settlement of lawsuits paid through issuance of convertible note payable	$—	$35,000

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

CONDENSED Consolidated STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND THE YEAR ENDED DECEMBER 31, 2017

	Preferred Stock		Common Stock			Accumulated
	Shares	Amount	Shares	Amount	APIC	Deficit	Total
Balance at December 31, 2016	10,000,000	$10,000,000	116,492,869	$116,493	$87,064,101	$(102,578,116)	$(5,397,522)

Shares issued in connection with notes payable conversion	-	-	3,008,712	3,009	57,166	-	60,175
Benificial conversion feature of convertible debt	-	-	-	-	80,000	-	80,000
Net loss	-	-	-	-	-	(596,693)	(596,693)

Balance at December 31, 2017	10,000,000	10,000,000.00	119,501,581	119,502	87,201,267	(103,174,808)	(15,854,039)

Shares issued in connection with notes payable conversion	-	-	4,745,842	4,745	261,098	-	265,843
Shares issued upon exercise of warrants	-	-	250,000	250	24,750	-	25,000
Benificial conversion feature of convertible debt	-	-	-	-	38,000	-	38,000
Net loss	-	-	-	-	-	(691,401)	(691,401)
Balance at June 30, 2018	10,000,000	$10,000,000	$124,497,423	$124,497	$87,525,115	$(103,866,209)	$(16,216,597)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2018

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2018, the Company had a net loss of approximately $681,401. At June 30, 2018, the Company had an accumulated deficit of approximately $103,866,209 and a working capital deficit of approximately $10,100,121. The Company’s ability to continue as a going concern is dependent on their ability to raise the required additional capital or debt financing to meet short and long-term operating requirements for which there is substantial doubt of occurrence. During the six months ended June 30, 2018, the Company received net cash proceeds of $94,000 from the convertible promissory notes payable. Management believes that private placements of equity capital and/or additional debt financing will be needed to fund our long-term operating requirements for which there is substantial doubt of occurrence. The Company may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Standard Metals Processing, Inc., and its wholly owned subsidiary Tonopah Milling and Metals Group, Inc. and its wholly owned subsidiaries Tonopah Custom Processing, Inc., and Tonopah Resources, Inc. All significant intercompany transactions, accounts and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2017 filed June 8, 2018. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year as a whole.

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

Revenue Recognition and Deferred Revenue

As of June 30, 2018, the Company has not recognized any revenues from custom permitted processing toll milling.

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

On December 22, 2017, the President of the United States signed and enacted into law H.R. 1 (the “Tax Reform Law”). The Tax Reform Law, effective for tax years beginning on or after January 1, 2018, except for certain provisions, resulted in significant changes to existing United States tax law, including various provisions that are expected to impact the Company. The Tax Reform Law reduces the federal corporate tax rate from 34% to 21% effective January 1, 2018. Management believes the provisions of the Tax Reform Law will have a favorable impact on the Company’s consolidated financial statements when it attains profitable operations.

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual reporting periods for public business entities beginning after December 15, 2017, including interim periods within that reporting period. The new standard permits the use of either the retrospective or cumulative effect transition method. The Company adopted ASU 2014-09 in the three months ended June 30, 2018, and as there have been no revenues to date, the adoption did not have a material impact on the Company’s financial position or results of operations, and no transition method was necessary upon adoption.

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

During the period ended June 30, 2018 and through the date of this filing, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

The Company is preparing the Tonopah property site for the construction of a permitted custom processing toll milling facility including grading the land, installing fencing and working with contractors for our 21,875 square foot building and servicing and drilling various wells for our future operations. The Company has begun to reassess the recoverability of these assets which it plans to complete prior to filing its Form 10-Q for the three months ending September 30, 2018.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

In January 2018, the Company issued three convertible promissory notes in the principal amounts of $8,000, $40,000 and $15,000. The notes are due one year from date of issuance and accrue interest at 6%. The notes are convertible into common shares of the Company at a conversion price of $0.05, with no adjustments to the conversion price. The conversion feature meets the definition of conventional convertible debt and therefore qualifies for the scope exception in Accounting Standards Codification (“ASC”) 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was a $38,000 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method. Amortization expense of $38,000 was recognized related to these discounts in the six months ended June 30, 2018, including the accelerated amortization upon conversion of two of these notes, as discussed below.

On January 29, 2018, five of the outstanding convertible promissory notes payable issued in the year ending December 31, 2017 and two of the January 2018 convertible promissory notes payable, totaling principal of $144,796 and accrued interest of $3,385, were converted, pursuant to their original contract terms, into 2,693,978 shares of restricted common stock, at conversion prices ranging from $0.025 to $0.075. Upon conversion the related unamortized debt discount of $46,250 (including the $38,000 mentioned previously) was immediately expensed.

During May 2018 and June 2018, two of the convertible promissory notes outstanding as of the year ending December 31, 2017, and two notes that were issued in May 2018 totaling principal of $105,000 together with accrued interest of $2,387, were converted into an aggregate of 2,051,864 shares of restricted common stock, at conversion prices ranging from $0.05 to $0.09. Upon conversion the related unamortized debt discount of $16,277 was expensed and is included in the $71,860 amortization expense for the period ending June 30, 2018.

On June 14, 2018, the Company settled an outstanding account payable through the issuance and subsequent conversion of a convertible promissory note in the principal amount of $10,000. The note, which was issued December 29, 2017, was due December 29, 2018 and accrued interest at 6%. The note was convertible into common shares of the Company at a conversion price of $0.025. The note was issued as a settlement in exchange for a $91,463 account payable, that the noteholder purchased from a vendor on December 29, 2017. Upon conversion of the note into 411,046 shares of restricted common stock of the Company, the noteholder signed a debt settlement and release agreement for the outstanding account payable, resulting in a gain on settlement to be recognized in the six months ending June 30, 2018, of $81,463.

After these note conversions, there was $168,000 of principal and $12,516 of accrued interest outstanding on convertible debentures, and a related unamortized discount of $0 at June 30, 2018. At June 30, 2018, these notes were in default.

NOTE 5 – SHAREHOLDERS’ EQUITY

Common Stock - Convertible promissory notes conversion

During the six months ended June 30, 2018, one of the outstanding convertible promissory notes payable issued in the year ending December 31, 2016, two issued during the year ending December 31, 2017, and three issued in the first six months of 2018, totaling principal of $259,796 and accrued interest of $3,385, were converted into 4,745,842 shares of restricted common stock, at conversion prices ranging from $0.025 to $0.09. (Note 4)

Option Grants

The Company uses the Black-Scholes pricing model as a method for determining the estimated fair value for stock awards. Compensation expense for stock awards is recognized on a straight-line basis over the vesting period of service awards and for performance-based awards, the Company recognizes the expense when the performance condition is probable of being met.

The Company reviews its current assumptions on a periodic basis and adjusts them as necessary to ensure an accurate valuation. The risk-free interest rate is based on the Federal Reserve Board’s constant maturities of the U.S. Treasury bond obligations with terms comparable to the expected life of the options at their issuance date. The Company uses historical data to estimate expected forfeitures, expected dividend yield, expected volatility of the Company’s stock and the expected life of the options. In June 2018, 250,000 options granted in 2015 and originally exercisable at $0.75 per share were exercised at a price of $0.10 per share in exchange for $25,000 in cash.

The Company recorded no compensation expense for the three months ended June 30, 2018 and 2017. As of June 30, 2018, there was $0 in unrecognized compensation expense.

The Company did not grant any options during the six months ended June 30, 2018, 250,000 options were exercised, and no options expired, or were cancelled. There are no unvested options as of June 30, 2018.

The following tables summarize information about stock options outstanding and exercisable:

	Options Outstanding and Exercisable at June 30, 2018
Range of Exercise Prices	Number Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$0.40 to $0.60	5,276,223	2.6 years	$0.46	$—
$0.61 to $1.00	9,550,000	2.5 years	$0.67	$—
$1.01 to $1.50	14,500,000	2.6 years	$1.25	$—
$1.51 to $2.25	3,000,000	3.1 years	$1.63	$—
$0.40 to $2.25	32,576,223	2.6 years	$0.98	$—

Common Stock Purchase Warrants

For warrants granted to non-employees in exchange for services, the Company recorded the fair value of the equity instrument using the Black-Scholes pricing model unless the value of the services is more reliably measurable.

The Company did not grant any warrants during the six months ended June 30, 2018, and no warrants were exercised, expired, or were cancelled. At June 30, 2018 there were 6,125,640 warrants outstanding, with exercise prices ranging from $0.20 to $1.23, a weighted exercise price of $0.77 and a weighted remaining contractual life of 2 years.

The aggregate intrinsic value of the 6,125,640 outstanding and exercisable warrants at June 30, 2018 and December 31, 2017 was $0. The intrinsic value is the difference between the closing stock price on June 30, 2018 and December 31, 2017 and the exercise price, multiplied by the number of in-the-money warrants had all warrant holders exercised their warrants on June 30, 2018 or December 31, 2017.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Legal Matters

Stephen E. Flechner v. Standard Metals Processing, Inc.

On April 29, 2014, Stephen E. Flechner filed suit in the United States District Court for the District of Colorado against Standard Metals Processing, Inc. alleging that Standard Metals had refused to allow him to exercise stock options granted to him pursuant to a Stock Option Agreement, dated April 1, 2010, and a second Stock Option Agreement, dated January 21, 2011. On June 12, 2014, Standard Metals filed an Answer and a Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. On January 16, 2015, Standard Metals filed a Motion for Summary Judgment. On January 23, 2015, the Court issued an Order granting in part and denying in part Standard Metals’ Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. The Court in its Order stayed further proceedings in Colorado pending the issuance of orders by the Alabama court. Thereafter, on January 26, 2015, the Court issued an Order vacating the February 20, 2015 Trial Preparation Conference and the March 9, 2015 Bench Trial. On March 23, 2015, the Court issued an Order denying Standard Metals’ Motion for Summary Judgment. On March 30, 2015, Flechner filed a Motion to Lift the Stay. On March 31, 2015, the Court issued an Order granting Flechner’s Motion to Lift the Stay. On April 6, 2015, the Court issued an Order scheduling a Bench Trial for July 29, 2015. On April 9, 2015, Flechner filed a Motion for Reconsideration of the Court’s March 23, 2015 Order Denying Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On May 1, 2015, the Court issued an Order Granting Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On August 12, 2015 the United Stated District Court for the District of Colorado issued a judgment in favor of Stephen E. Flechner for $2,157,000. An amended final judgment was ordered in adjudication of the Complaint by the U.S. District Court for the District of Colorado (the “Court”) on August 28, 2015 in favor of Flechner in the amount of $2,157,000, plus interest through the date of judgment of $235,246, plus interest of $472.76/day from August 28, 2015 until paid in full. The Company, in good faith anticipation of a settlement did not appeal the judgment and therefore, the Company’s notice of appeal was dismissed on November 17, 2015. This judgment is now non-appealable. The Company has recognized the daily interest due from the date of the August 28, 2015 judgment through June 30, 2018, totaling $395,000, resulting in a total amount of $2,552,000 being included in the Accrual for settlement of lawsuits relating to this matter in the accompanying June 30, 2018 condensed consolidated balance sheet.

Midwest Investment Partners, LLC v. Standard Metals Processing, Inc.

On March 17, 2014, Midwest Investment Partners, LLC filed suit against Standard Metals Processing, Inc. in Vanderburgh County Superior Court, Vanderburgh, Indiana, alleging that Standard Metals had wrongfully refused to remove a transfer restriction on Midwest’s shares of Standard Metals stock pursuant to Rule 144 of the Securities Act. On March 27, 2014, Standard Metals filed a Notice of Removal of a Civil Action requesting that the case proceed in the United States District Court for the Southern District of Indiana, Evansville Division as an action properly removed pursuant to 28 U.S.C. §§ 1441 (a) and (b). On April 15, 2014, Standard Metals served and filed its Answer and Affirmative Defenses to Plaintiff’s Complaint and Demand for Jury Trial. On November 26, 2014, Standard Metals filed a Motion for Summary Judgment. On February 11, 2015, the Court issued an Order granting Standard Metals’ Motion for Summary Judgment and entered a Final Judgment in favor of Standard Metals and terminating the action. The Company settled two other matters with Midwest as most previously disclosed in our Form 10-K for the year ending December 31, 2016. As of the date of this filing this settlement has been paid in full.

NOTE 7 – RELATED PARTY TRANSACTIONS

During March 2019, the Company was informed that a change of control of the Company had occurred. Granite Peak Resources, LLC (“GPR”) through its members (including Pure Path Capital Management LLC) acquired 69,464,434 shares of common stock (including 4,500,000 warrants to purchase common stock). The members transferred their shares of common stock of the Company in exchange for a pro-rata ownership interest in GPR. GPR also acquired the senior secured creditor position previously held by Pure Path Capital Group LLC, which includes a $2,500,000 first deed of trust on the Tonopah property and an outstanding promissory note with a principal balance of $2,229,187 and accrued interest of $861,561 as of June 30, 2018. The members of Granite Peak Resources LLC are listed in the Schedule 13D filed by GPR on March 29, 2019. GPR has not communicated to the Company any plans to change any of the current officers or directors or governing documents and has expressed the purpose of its acquisition is to assist the Company execute on its business plan and resolve its current obligations and other claims. As of the date of this filing, GPR is the beneficial owner of 52.3% of the Company’s common stock and the Company’s largest secured creditor. The background regarding Pure Path’s Senior Secured Note is described below.

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

Pursuant to the Settlement and Release Agreement executed October 10, 2013 with the Company, Pure Path relinquished the foregoing rights and obligations owed to it and agreed to forbear collection remedies and legal proceedings against the Company including foreclosure on the Deed of Trust, and, in connection with the settlement and release of various debts of approximately $1,500,000 and the consulting fees owed by the Company, the Company issued 27,000,000 restricted shares and a Promissory Note (the “Pure Path Note”) for an amount of up to $2,500,000 with a beginning principal balance of $1,933,345 bearing interest of 8% per year for the current balance of the amounts owed under the Pure Path Agreements. The outstanding principal balance on the Pure Path Note was $2,229,187 as of both June 30, 2018 and December 31, 2017, with related accrued interest of $861,561 and $768,982, respectively. The note is in default.

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

At June 30, 2018 and December 31, 2017, the weighted average shares from stock options of 32,326,223, warrants of 1,379,798 and Convertible Promissory note shares of approximately 1,635,000 were excluded from the diluted weighted average common share calculation due to the antidilutive effect such shares would have on net loss per common share.

NOTE 9 - SUBSEQUENT EVENTS

During March 2019, the Company was informed that a change of control of the Company had occurred. Granite Peak Resources, LLC (“GPR”) through its members acquired 69,464,434 shares of common stock (including 4,500,000 warrants to purchase common stock). The members transferred their shares of common stock of the Company in exchange for a pro-rata ownership interest in GPR. GPR also acquired the senior secured creditor position previously held by Pure Path Capital Group LLC, which includes a $2,500,000 first deed of trust on the Tonopah property and an outstanding promissory note with a principal balance of $2,229,187 and accrued interest of $861,561 as of June 30, 2018. The members of Granite Peak Resources LLC are listed in the Schedule 13D filed by GPR on March 29, 2019. GPR has not communicated to the Company any plans to change any of the current officers or directors or governing documents and has expressed the purpose of its acquisition is to assist the Company execute on its business plan and resolve its current obligations and other claims. As of the date of this filing, GPR is the beneficial owner of 52.3% of the Company’s common stock and the Company’s largest secured creditor. The background regarding Pure Path’s Senior Secured Note is described in NOTE 7.

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

Corporate History

We were incorporated in the State of Colorado on July 10, 1985 and re-domiciled in Nevada in March 2013. In 2011, we closed a series of transactions, whereby we acquired certain assets of Shea Mining & Milling, LLC (“Shea Mining”), which assets include land, buildings, a dormant milling facility, abandoned milling equipment, water permits, mine tailings, mine dumps and the assignment of a note payable, a lease and a contract agreement with permits. We completed the Shea Exchange Agreement in order to offer toll milling services of precious minerals. Toll milling is a process whereby mined material is crushed and ground into fine particles to ease the extraction of any precious minerals contained therein, such as gold, silver, and platinum group metals. Custom milling and refining can include many different processes to extract precious metals from carbon or concentrates. These toll-processing services also distill, dry, mix, or mill chemicals and bulk materials on a contractual basis and provide a chemical production outsourcing option for industrial companies which lack the expertise, capacity, or regulatory permits for in-house production.

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

Business Plan

The Company is reexamining its next steps for developing a processing facility.  In an effort to move the Company’s business plan forward, the Company may evaluate opportunities to acquire, license, or joint venture with other parties involved in toll milling, processing, or mining related activities, which may include Granite Peak Resources, LLC and its affiliated entities including, but not limited to, Nederland Mining Group, LLC, and Black Bear Natural Resources, LTD (f/k/a Calais Resources, Inc.).

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

Results of Operation

Comparison of Three and Six Months Ended June 30, 2018 to Three and Six Months Ended June 30, 2017

Revenues

We had no revenues from any operations for the three and six months ended June 30, 2018 and 2017. Furthermore, we do not anticipate any significant future revenue until we have sufficiently funded construction and begin operations.

General and Administrative Expenses

General and administrative expenses were $62,064 and $112,301 for the three and six months ended June 30, 2018, respectively, as compared to $82,890 and $152,519 for the same respective periods in 2017. For the three and six months ended June 30, 2018, the majority of general and administrative expense was for professional fees and general office expenses. In the three and six months ended June 30, 2017, the majority of expenses were relatively the same. We anticipate that that certain operating expenses will increase for fiscal 2018 as we continue to build the infrastructure to proceed with permitted custom processing toll milling services.

Other Income and Expenses

We receive monthly payments of from $608 per month from American Tower Corporation for a cellular tower located on our Tonopah land.

In June 2018, the Company issued a $10,000 Convertible 8% Promissory Note to a noteholder that signed a debt settlement and release agreement for the outstanding accounts payable of $91,463, resulting in a gain on settlement to be recognized in the six months ending June 30, 2018, of $81,463. As such Other income for the three and six months ended June 30, 2018 were $83,288 and $85,113, respectively, compared to $1,825 and $4,179 for the respective periods in 2017.

Interest expense for the three and six months ended June 30, 2018 was $94,608 and $592,353, respectively compared to $62,286 and $110,529 for the respective periods in 2017. $395,000 of the interest expense in 2018 relates to interest accrued in connection with the Flechner judgement. The Company recognized the daily interest due from the date of the August 28, 2015 judgement, through March 31, 2018. The remaining interest expense in 2018 and the 2017 amounts relate primarily to the interest due at rates ranging from 6% to 8% on our notes payable. Amortization of debt discount was $16,277 and $71,860 in the three and six months ended June 30, 2018, respectively, compared to $7,034 and $74,897 for the respective periods in 2017.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements through the issuance of convertible debt during the three and six months ended June 30, 2018 and 2017. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had a working capital deficit of approximately $10,100,121 at June 30, 2018. Cash was $1,303 at June 30, 2018, as compared to cash of $1,326 at December 31, 2017.

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

Recent Financings

In January 2018 the Company issued three convertible promissory notes in the principal amounts of $8,000, $40,000 and $15,000. In May and June 2018, the Company issued three convertible promissory notes in the principal amounts of $32,500, 12,500 and $10,000. The notes are due one year from date of issuance and accrue interest at 6%. At June 30, 2018 five of the notes were converted into common shares at conversion price of $0.25 to$ 0.09, with no adjustments to the conversion price, leaving an aggregate remaining balance for all outstanding convertible promissory notes of $168,000.

Going Concern

The condensed consolidated financial statements contained in this quarterly report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through the period ended June 30, 2018 of approximately $103,866,209, and a working capital deficit of approximately $10,100,121, as well as negative cash flows from operating activities. Presently, the Company does not have sufficient cash resources to meet its debt obligations in the twelve months following the date of this filing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance its capital requirements, as well as for general and administrative expenses. These alternatives include raising funds through public or private equity markets and either through institutional or retail investors. Although there is no assurance that the Company will be successful with its fund-raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

Working Capital Deficiency

	June 30, 2018	December 31, 2017
Current assets	$21,409	$25,330
Current liabilities	10,121,530	9,762,893
Working capital deficiency	$(10,100,121)	$(9,737,563)

The balance and components of current assets are fairly consistent between periods. The increase in current liabilities is primarily due to an increase in the accrual for settlement of lawsuits for accrued interest of $395,000, offset by payments of $5,000, as well as the increase of convertible debt balances as a result of new convertible debt of $118,000 and the amortization of debt discounts during the six months ended June 30, 2018, offset by conversions of $249,936.

Cash Flows

	Six Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(119,882)	$(126,004)
Net cash provided by financing activities	119,000	130,000
(Decrease) Increase in cash	$(882)	$3,996

Operating Activities

Net cash used in operating activities was $119,882 for the six months ended June 30, 2018. Cash used in operating activities during the six months ended June 30, 2018 was primarily due to payments for professional services of approximately $32,000 and $5,000 on the lawsuit settlement. Additionally, the net loss of $691,401 offset by amortization of debt discounts and an increase in accounts payable and accrued expenses, including the $395,000 for accrued interest on the accrual for settlement of lawsuits.

Net cash used in operating activities was $126,004 for the six months ended June 30, 2017, primarily due to payments of $35,000 on a lawsuit settlement, as well as a net loss of $333,766, offset by the amortization of debt discounts and an increase in accrued expenses.

Financing Activities

For the six months ended June 30, 2018, net cash provided by financing activities was $125,907, which was principally from the issuance of short term convertible debt notes.

For the six months ended June 30, 2017, net cash provided by financing activities was $130,000 from the issuance of convertible debt notes.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2018, we did not engage in any off-balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the six months ended June 30, 2018 and in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

Impairment of Long-lived Assets

We are reviewing the property and equipment, intangible assets subject to amortization and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset class may not be recoverable. Indicators of potential impairment include: an adverse change in legal factors or in the business climate that could affect the value of the asset; an adverse change in the extent or manner in which the asset is used or is expected to be used, or in its physical condition; and current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of the asset. If indicators of impairment are present, the asset is tested for recoverability by comparing the carrying value of the asset to the related estimated undiscounted future cash flows expected to be derived from the asset. If the expected cash flows are less than the carrying value of the asset, then the asset is considered to be impaired and its carrying value is written down to fair value, based on the related estimated discounted cash flows. There were no impairment charges in the six months ended June 30, 2018.

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual reporting periods for public business entities beginning after December 15, 2017, including interim periods within that reporting period. The new standard permits the use of either the retrospective or cumulative effect transition method. The Company adopted ASU 2014-09 in the three months ended June 30, 2018, and as there have been no revenues to date, the adoption did not have a material impact on the Company’s financial position or results of operations, and no transition method was necessary upon adoption.

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

During the six months ended June 30, 2018 and through the date of this filing, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer and Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2018 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2018 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Stephen E. Flechner v. Standard Metals Processing, Inc.

On April 29, 2014, Stephen E. Flechner filed suit in the United States District Court for the District of Colorado against Standard Metals Processing, Inc. alleging that Standard Metals had refused to allow him to exercise stock options granted to him pursuant to a Stock Option Agreement, dated April 1, 2010, and a second Stock Option Agreement, dated January 21, 2011. On June 12, 2014, Standard Metals filed an Answer and a Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. On January 16, 2015, Standard Metals filed a Motion for Summary Judgment. On January 23, 2015, the Court issued an Order granting in part and denying in part Standard Metals’ Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. The Court in its Order stayed further proceedings in Colorado pending the issuance of orders by the Alabama court. Thereafter, on January 26, 2015, the Court issued an Order vacating the February 20, 2015 Trial Preparation Conference and the March 9, 2015 Bench Trial. On March 23, 2015, the Court issued an Order denying Standard Metals’ Motion for Summary Judgment. On March 30, 2015, Flechner filed a Motion to Lift the Stay. On March 31, 2015, the Court issued an Order granting Flechner’s Motion to Lift the Stay. On April 6, 2015, the Court issued an Order scheduling a Bench Trial for July 29, 2015. On April 9, 2015, Flechner filed a Motion for Reconsideration of the Court’s March 23, 2015 Order Denying Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On May 1, 2015, the Court issued an Order Granting Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. Standard Metals Processing, Inc. intends to continue to vigorously defend against claims by Steven E. Flechner. On August 12, 2015 the United Stated District Court for the District of Colorado issued a judgment in favor of Stephen E. Flechner for $2,157,000. An amended final judgment was ordered in adjudication of the Complaint by the U.S. District Court for the District of Colorado (the “Court”) on August 28, 2015 in favor of Flechner in the amount of $2,157,000, plus interest through the date of judgment of $235,246, plus interest of $472.76/day from August 28, 2015 until paid in full. The Company, in good faith anticipation of a settlement did not appeal the judgment and therefore, the Company’s notice of appeal was dismissed on November 17, 2015. This judgment is now non-appealable. The Company has recognized the daily interest due from the date of the August 28, 2015 judgement through June 30, 2018, totaling $395,000, resulting in a total amount of $2,552,000 being included in the Accrual for settlement of lawsuits relating to this matter in the accompanying June 30, 2018 condensed consolidated balance sheet.

Midwest Investment Partners, LLC v. Standard Metals Processing, Inc.

On March 17, 2014, Midwest Investment Partners, LLC filed suit against Standard Metals Processing, Inc. in Vanderburgh County Superior Court, Vanderburgh, Indiana, alleging that Standard Metals had wrongfully refused to remove a transfer restriction on Midwest’s shares of Standard Metals stock pursuant to Rule 144 of the Securities Act. On March 27, 2014, Standard Metals filed a Notice of Removal of a Civil Action requesting that the case proceed in the United States District Court for the Southern District of Indiana, Evansville Division as an action properly removed pursuant to 28 U.S.C. §§ 1441 (a) and (b). On April 15, 2014, Standard Metals served and filed its Answer and Affirmative Defenses to Plaintiff’s Complaint and Demand for Jury Trial. On November 26, 2014, Standard Metals filed a Motion for Summary Judgment. On February 11, 2015, the Court issued an Order granting Standard Metals’ Motion for Summary Judgment and entered a Final Judgment in favor of Standard Metals and terminating the action. The Company settled two other matters with Midwest as most previously disclosed in our Form 10-K for the year ending December 31, 2016. As of the date of this filing this settlement has been paid in full.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

In January 2018, the Company issued three convertible promissory notes in the principal amounts of $8,000, $40,000 and $15,000. The notes are due one year from date of issuance and accrue interest at 6%. The notes are convertible into common shares of the Company at a conversion price of $0.05, with no adjustments to the conversion price. The conversion feature meets the definition of conventional convertible debt and therefore qualifies for the scope exception in Accounting Standards Codification (“ASC”) 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was a $38,000 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method. Amortization expense of $38,000 was recognized related to these discounts in the six months ended June 30, 2018, including the accelerated amortization upon conversion of two of these notes, as discussed below.

On January 29, 2018, five of the outstanding convertible promissory notes payable issued in the year ending December 31, 2017 and two of the January 2018 convertible promissory notes payable, totaling principal of $144,796 and accrued interest of $3,385, were converted into 2,693,978 shares of restricted common stock, at conversion prices ranging from $0.025 to $0.075. Upon conversion the related unamortized debt discount of $46,250 (including the $38,000 mentioned previously) was immediately expensed.

During May 2018 and June 2018, two of the convertible promissory notes outstanding as of the year ending December 31, 2017, and two notes that were issued in May 2018 totaling principal of $105,000 together with accrued interest of $2,387, were converted into an aggregate of 2,051,864 shares of restricted common stock, at conversion prices ranging from $0.05 to $0.09. Upon conversion the related unamortized debt discount of $16,277 was expensed and is included in the $71,860 amortization expense for the period ending June 30, 2018.

On June 14, 2018, the Company settled an outstanding account payable through the issuance and subsequent conversion of a convertible promissory note in the principal amount of $10,000. The note, which was issued December 29, 2017, was due December 29, 2018 and accrued interest at 6%. The note was convertible into common shares of the Company at a conversion price of $0.025. The note was issued as a settlement in exchange for a $91,463 account payable, that the noteholder purchased from a vendor on December 29, 2017. Upon conversion of the note into 411,046 shares of restricted common stock of the Company, the noteholder signed a debt settlement and release agreement for the outstanding account payable, resulting in a gain on settlement to be recognized in the six months ending June 30, 2018, of $81,463.

After these note conversions, there was $168,000 of principal and $12,516 of accrued interest outstanding on convertible debentures, and a related unamortized discount of $0 at June 30, 2018.

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
Date: December 6, 2019

By:	/s/ Sharon Ullman
Sharon Ullman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: December 6, 2019