Form 10-K
period 2018-12-31
Standard Metals Processing, Inc.
filed 2020-03-05
CIK 773717

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2018

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

Securities registered under Section 12(g) of the Exchange Act: None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

As of March 4, 2020, the Registrant’s non-affiliates owned shares of its common stock having an aggregate market value of approximately $1,856,874 (based upon the closing sales price of the Registrant’s common stock on that date).

On March 4, 2020, there were 133,997,423 shares of common stock issued and 128,997,423 outstanding, which is the Registrant’s only class of voting stock.

Documents Incorporated by Reference: None.

STANDARD METALS PROCESSING, INC.

Annual Report on Form 10-K

For the Year Ended December 31, 2018

i

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

ITEM 1. BUSINESS

Business Overview

General

Standard Metals Processing, Inc. (“we,” “us,” “our,” “Standard Metals” or the “Company”) is an exploration stage company having offices in Gadsden, Alabama and, through its subsidiary, a property in Tonopah, Nevada. Our business plan is to purchase equipment and build a facility on our Tonopah property to serve as a permitted custom processing toll milling facility (which includes an analytical lab, pyro-metallurgical plant, and hydro-metallurgical recovery plant).

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

We are required to obtain several permits before we can begin construction of a small-scale mineral processing facility to conduct permitted processing toll milling activities and construction of the required additional buildings for us to commence operations.

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

Water Pollution Control Permit with Nevada Department of Environmental Protection

Through Tonopah Custom Processing, Inc. (“TCP”), a Water Pollution Control Permit (“WPCP”) Application was filed with the Nevada Department of Environmental Protection (“NDEP”) Bureau of Mines and Mining Reclamation (“BMMR”) for the approval of the permits necessary for a small-scale mineral processing facility planned for the Tonopah property. The application will remain pending until the Company submits engineering plans applicable to the plant construction. The plant will perform laboratory testing, pilot testing, and custom processing of precious metal ores and concentrates from mining industry clients. Processing of ore materials will employ standard mineral processing techniques including gravity concentration, froth flotation and chemical leaching and carbon stripping.

The WPCP must be approved prior to commencing the planned construction of our processing plant in Tonopah, Nevada. While the Company awaits approval, we are preparing for construction of our processing facility which includes working with contractors that will be building the planned 21,875 square foot processing plant, cleaning and preparing the property, and refurbishing a trailer that will act as our construction office.

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

Survey

Advanced Surveying & Professional Services, a Professional Land Surveyor (“PLS”), completed surveys and testing of the Tonopah property required for the application of our required permits. After completion of the survey, it was determined the property is 1,183 acres. The scope of work the PLS completed includes: (i) setting a total of 19 permanent monuments at angle points along lines, (ii) setting eight permanent monuments locating US Hwy 95, (iii) recording a professional map indicating longitude and latitude for all corners, and (iv) providing a digital map accessible in Auto Cad software.

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

There are various methods of extraction. The Company determines which method to use based upon the sample sent to the Company. In most situations, a series of tests will be performed on a bulk sample ranging in size from 250 to 1,000 pounds. A metallurgist will determine the best process or processes to use for the extraction based on several factors. These include the composition of the host rock, mineralization of the host rock, whether or not it is an oxide or sulphide ore body, and the particle size of the precious metal. After the metallurgist reviews these characteristics, the Company will run ore on a gold table and assays the concentrates, middlings, and tails. An assay is an investigative procedure for qualitatively assessing or quantitatively measuring the presence or amount of precious metals in ore. If there is too much gold in the middling or tails, the size of the grind is adjusted to increase yield or if there is not enough gold in the middlings or tails the Company grinds the material to a finer mesh.

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

Recent Actions

The Company is working on general maintenance and updating of the Tonopah property in line with the Company’s business plan. In an effort to move the Company’s business plan forward, Management may evaluate opportunities to acquire, license or joint venture with other parties involved in toll milling, processing, or mining related activities, which may include Granite Peak Resources, LLC, and its affiliated entities, including, but not limited to, Nederland Mining Group, LLC, NovaMetallix, Inc., and BlackBear Natural Resources, LTD. (f/k/a Calais Resources, Inc.).

Employees

As of December 31, 2018, we did not have any employees. The Company’s and its subsidiaries’ officers, directors and independent contractors conduct all operations.

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

WE CURRENTLY DO NOT HAVE ENOUGH CASH TO FUND OPERATIONS AND/OR REDUCE OUR DEBT.

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

OUR INDEPENDENT AUDITORS HAVE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The financial statements for each of these periods were prepared assuming that we would continue as a going concern. We have had net losses for each of the years ended December 31, 2018 and 2017, and we have an accumulated a deficit as of December 31, 2018. In the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we do not expect to generate any significant revenues from operations for the foreseeable future, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital through equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

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

OUR MAJOR ASSETS ARE ENCUMBERED UNDER A DEED OF TRUST OR PLEDGED.

The Tonopah property is subject to a first deed of trust securing a $2,500,000 promissory note in default plus interest accrued through December 31, 2018 of $ 1,096,235 currently held by Granite Peak Resources, LLC (“GPR”), a related party. In addition, the Company entered into a Forbearance Agreement with GPR effective December 20, 2019. GPR has agreed to forbear any foreclosure proceedings for six months in exchange for the Company pledging the stock of its subsidiary and its subsidiaries as additional collateral under its outstanding obligations.

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

Risks Relating to Our Business

WE WILL REQUIRE ADDITIONAL FINANCING TO FUND OUR PERMITTED CUSTOM PROCESSING TOLL MILLING DEVELOPMENT AND OPERATIONS.

Substantial additional financing will be needed in order to fund the current plan to begin toll milling services and develop and maintain the Tonopah property. Our means of acquiring investment capital is limited to private equity and debt transactions. We have no significant sources of currently available funds to engage in additional development. Without significant additional capital, we will be unable to fund our current property interests or effectuate our current business plan for permitted custom processing toll milling and mining services. See “—Risks Relating to Our Financial Condition – We Currently Do Not Have Enough Cash to Fund Operations, and/or Reduce Debt”

OUR PERFORMANCE MAY BE SUBJECT TO FLUCTUATIONS IN MINERAL PRICES.

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

ITEM 3. LEGAL PROCEEDINGS

Stephen E. Flechner v. Standard Metals Processing, Inc.

On April 29, 2014, Stephen E. Flechner filed suit in the United States District Court for the District of Colorado against Standard Metals Processing, Inc. alleging that Standard Metals had refused to allow him to exercise stock options granted to him pursuant to a Stock Option Agreement, dated April 1, 2010, and a second Stock Option Agreement, dated January 21, 2011. On June 12, 2014, Standard Metals filed an Answer and a Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. On January 16, 2015, Standard Metals filed a Motion for Summary Judgment. On January 23, 2015, the Court issued an Order granting in part and denying in part Standard Metals’ Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. The Court in its Order stayed further proceedings in Colorado pending the issuance of orders by the Alabama court. Thereafter, on January 26, 2015, the Court issued an Order vacating the February 20, 2015 Trial Preparation Conference and the March 9, 2015 Bench Trial. On March 23, 2015, the Court issued an Order denying Standard Metals’ Motion for Summary Judgment. On March 30, 2015, Flechner filed a Motion to Lift the Stay. On March 31, 2015, the Court issued an Order granting Flechner’s Motion to Lift the Stay. On April 6, 2015, the Court issued an Order scheduling a Bench Trial for July 29, 2015. On April 9, 2015, Flechner filed a Motion for Reconsideration of the Court’s March 23, 2015 Order Denying Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On May 1, 2015, the Court issued an Order Granting Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On August 12, 2015 the United Stated District Court for the District of Colorado issued a judgment in favor of Stephen E. Flechner for $2,157,000. An amended final judgment was ordered in adjudication of the Complaint by the U.S. District Court for the District of Colorado (the “Court”) on August 28, 2015 in favor of Flechner in the amount of $2,157,000, plus interest through the date of judgment of $235,246, plus interest of $472.76/day from August 28, 2015 until paid in full. The Company, in good faith anticipation of a settlement did not appeal the judgment and therefore, the Company’s notice of appeal was dismissed on November 17, 2015. This judgment is now non-appealable. The Company has recognized the daily interest due from the date of the August 28, 2015 judgment through December 21, 2018, totaling $584,377, resulting in a total amount of $2,976,623 being included in the Accrual for settlement of lawsuits relating to this matter in the accompanying December 31, 2018 consolidated balance sheet.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB under the symbol “SMPR.” As of March 4, 2020, the last closing sale price of our common stock as reported by OTCQB was $0.05 per share. The following table sets forth for the periods indicating the range of high and low closing sale prices of our common stock:

Period	High	Low

Quarter Ended March 31, 2017	$0.22	$0.04
Quarter Ended June 30, 2017	$0.13	$0.06
Quarter Ended September 30, 2017	$0.12	$0.06
Quarter Ended December 31, 2017	$0.08	$0.02

Quarter Ended March 31, 2018	$0.185	$0.05
Quarter Ended June 30, 2018	$0.21	$0.10
Quarter Ended September 30, 2018	$0.225	$0.064
Quarter Ended December 31, 2018	$0.13	$0.03

The quotations from the OTCQB above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions.

Transfer Agent

Our transfer agent is American Stock Transfer & Trust Company, LLC, and is located at 6201 15th Avenue, Brooklyn, New York, NY 11219. Their telephone number is (718) 921-8124 and their website is www.astfinancial.com.

Holders of Common Stock

As of March 4, 2020 there were 197 shareholders of record of our common stock. As of such date, 133,997,423 shares were issued and 128,997,423 were outstanding.

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

On April 26, 2018, an outstanding promissory note with a balance of $68,324.38 issued on August 1, 2016 was converted into 1,138,740 shares of restricted common stock at a per share price of $0.06.

On May 11, 2018, the Company received cash proceeds of $32,500 and issued a promissory note in exchange for the cash proceeds. The promissory note accrues interest at 6% per annum and is due one year from the date of issuance. The note is convertible into shares of common stock at $0.09 per share, with no adjustments to the conversion price.

On June 11, 2018, a holder of common stock purchase warrants exercised 250,000 warrants. The Company received $25,000.

On June 14, 2018, the Company received cash proceeds of $12,500 and issued a promissory note in exchange for the cash proceeds. The promissory note accrues interest at 6% per annum and is due one year from the date of issuance. The note is convertible into shares of common stock at $0.09 per share, with no adjustments to the conversion price.

During May 2018 and June 2018, two of the convertible promissory notes outstanding as of the year ending December 31, 2017, and two notes that were issued in May 2018 totaling principal of $105,000 together with accrued interest of $2,387, were converted into an aggregate of 2,051,864 shares of restricted common stock, at conversion prices ranging from $0.05 to $0.09.

On June 14, 2018, the Company settled an outstanding account payable through the issuance and subsequent conversion of a convertible promissory note in the principal amount of $10,000. The note, which was issued December 29, 2017, was due December 29, 2018 and accrued interest at 6%. The note was convertible into common shares of the Company at a conversion price of $0.025. The note was issued as a settlement in exchange for a $91,463 account payable, that the noteholder purchased from a vendor on December 29, 2017. Upon conversion of the note into 411,046 shares of restricted common stock of the Company, the noteholder signed a debt settlement and release agreement for the outstanding account payable.

On July 9, 2018, the Company received cash proceeds of $5,000 and issued a promissory note in exchange for the cash proceeds. The promissory note accrues interest at 6% per annum and is due one year from the date of issuance. The note is convertible into shares of common stock at $0.125 per share, with no adjustments to the conversion price.

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

Water Pollution Control Permit

Through the Company’s wholly-owned subsidiary, Tonopah Custom Processing, Inc. (“TCP”), a Water Pollution Control Permit (“WPCP”) Application was filed with the Nevada Department of Environmental Protection (“NDEP”) Bureau of Mines and Mining Reclamation (“BMMR”) for the approval of the permits necessary for a small-scale mineral processing facility planned for the Tonopah Property. The application will remain pending until the Company submits engineering drawings to NDEP detailing the planned construction of its plant. The plant will perform laboratory testing, pilot testing, and custom processing of precious metal ores and concentrates from mining industry clients. Processing of ore materials will employ standard mineral processing techniques including gravity concentration, froth flotation and chemical leaching and carbon stripping.

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

Business Plan

The Company is reexamining its next steps for developing a processing facility. In an effort to move the Company’s business plan forward, Management may evaluate opportunities to acquire, license or joint venture with other parties involved in toll milling, processing, or mining related activities, which may include Granite Peak Resources, LLC, and its affiliated entities, including, but not limited to, Nederland Mining Group, LLC, NovaMetallix, Inc., and BlackBear Natural Resources, LTD. (f/k/a Calais Resources, Inc.).

Results of Operations

Comparison of the Years Ended December 31, 2018 and December 31, 2017

Revenues

We had no revenues from any operations for the years ended December 31, 2018 and 2017. Furthermore, we do not anticipate any significant future revenue until we have sufficiently funded construction and begin operations.

General and Administrative Expenses

General and administrative expenses were $123,057 for the year ended December 31, 2018 as compared to $122,615 for the same period in 2017. For the year ended December 31, 2018, the majority of general and administrative expense was for accrued expenses and professional fees. During the years ended December 31, 2018 and 2017, the majority of expenses were relatively the same, with legal fees and insurance decreasing in the current period as compared to the corresponding period in 2017. We anticipate that future expenses will increase and that will increase for fiscal 2019 as we continue to build the infrastructure to proceed with permitted custom processing toll milling services.

Other Income and Expenses

Each year we receive monthly payments of $608 per month from American Tower Corporation for a cellular tower located on our Tonopah land. In addition, during the year ended December 31, 2018, the Company recognized gains due to the derecognition of numerous accounts payable and accrued claims that were no longer enforceable or settled for less than face amount aggregating $1,064,480

Interest expense for the year ended December 31, 2018 was $885,800, compared to $389,260 for the respective period in 2017. The $496,541 increase during 2018 compared to 2017 is principally related to the Company’s resumption of accruing interest on the Flechner judgement in 2018, which it had ceased accruing in 2016 and 2017 in anticipation of a likely settlement of the judgement and its interest in full between the parties which became unlikely in early 2018. The remaining interest expense relates primarily to the interest due at rates ranging from 6% to 8% on notes payable to related parties and our convertible promissory notes outstanding during both periods.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements through the issuance of short-term debt, convertible debt and through equity capital we have received via certain shareholders exercising their warrants and loans from related parties during the years ended December 31, 2018 and 2017. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had a working capital deficit of approximately $9,418,874 at December 31, 2018. Cash was $1,001 at December 31, 2018, as compared to cash of $2,185 at December 31, 2017.

Our cash reserves will not be sufficient to meet our operational needs and thus, we need to raise additional capital to pay for our operational expenses and provide for capital expenditures. Our basic operational expenses are currently estimated at approximately $10,500 per month, without regard to accrued interest of approximately $74,000 per month. Above our basic monthly expenses, we estimate that we need approximately $10,000,000 to begin limited toll milling operations. If we are not able to raise additional working capital, we may have to cease operations altogether.

Recent Financings

The Company received $159,796 in proceeds from the issuance of convertible promissory notes issued in 2017. The notes accrue interest at 6% per annum and are convertible at per share prices ranging from $0.02 - $0.08 with no adjustments to the conversion price.

The Company received $113,000 in proceeds from the issuance of convertible promissory notes issued in 2018. The notes accrue interest at 6% per annum and are convertible at per share prices ranging from $0.-5 - $0.125 with no adjustment to the conversion price.

On June 11, 2018, the Company received $25,000 from the exercise of 250,000 common stock purchase warrants.

Going Concern

The consolidated financial statements contained in this annual report on Form 10-K have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through the period ended December 31, 2018 of approximately $103,184,962, and a working capital deficit of approximately $9,418,874, as well as negative cash flows from operating activities. Presently, the Company does not have sufficient cash resources to meet its debt obligations in the twelve months following the date of this filing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance its capital requirements, as well as for general and administrative expenses. These alternatives include raising funds through public or private equity markets and either through institutional or retail investors. Although there is no assurance that the Company will be successful with its fund-raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

Working Capital Deficiency

	December 31, 2018	December 31, 2017
Current assets	$1,001	$25,330
Current liabilities	9,419,875	9,762,893
Working capital deficiency	$(9,418,874)	$(9,737,563)

The decrease in current assets is mainly due to the amortization of prepaid expenses. The decrease in current liabilities is primarily due to the derecognition numerous accounts payable and accrued claims that were no longer enforceable or settled for less than face amount, net of an increase in accrued interest relating to the Company’s convertible debentures and notes payable.

Cash Flows

	Years Ended December 31,
	2018	2017
Net cash used in operating activities	$(139,184)	$(158,937)
Net cash provided by investing activities	—	--
Net cash provided by financing activities	138,000	159,796
Increase (decrease) in cash	$(1,184)	$859

Operating Activities

Net cash used in operating activities was $139,184 for the year ended December 31, 2018. Cash used in operating activities during the year ended December 31, 2018 was primarily due to the derecognition of numerous accounts payable and accrued claims that were no longer enforceable or settled for less than face amount aggregating $1,064,480, as well as the net loss of $10,154 offset by amortization of debt discounts, and an increase in accrual for settlement of lawsuits.

Net cash used in operating activities was $158,937 for the year ended December 31, 2017, primarily due to a net loss of $596,693, offset by an increase in accounts payable, accrued expenses, and by amortization of debt discounts.

Financing Activities

For the year ended December 31, 2018, net cash provided by financing activities was $138,000, which was from the issuance of short term convertible promissory notes aggregating $113,000, and the proceeds from the exercise of an option on 250,000 shares of common stock.at the reduced price of $25,000. For the year ended December 31, 2017, net cash provided by financing activities was $159,796 from the issuance of convertible debt notes.

Off-Balance Sheet Arrangements

During the year ended December 31, 2018, we did not engage in any off-balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

Impairment of Long-lived Assets

We are reviewing the property and equipment, intangible assets subject to amortization and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset class may not be recoverable. Indicators of potential impairment include: an adverse change in legal factors or in the business climate that could affect the value of the asset; an adverse change in the extent or manner in which the asset is used or is expected to be used, or in its physical condition; and current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of the asset. If indicators of impairment are present, the asset is tested for recoverability by comparing the carrying value of the asset to the related estimated undiscounted future cash flows expected to be derived from the asset. If the expected cash flows are less than the carrying value of the asset, then the asset is considered to be impaired and its carrying value is written down to fair value. There were no impairment charges in the year ended December 31, 2018, however, we decided to combine the carrying value of our mining and mineral assets as they are inseparable and depend upon each other in value creation. See Note 3 to Audited Consolidated financial statements.

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

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at December 31, 2018 and 2017. The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

On December 22, 2017, the President of the United States signed and enacted into law H.R. 1 (the “Tax Reform Law”). The Tax Reform Law, effective for tax years beginning on or after January 1, 2018, except for certain provisions, resulted in significant changes to existing United States tax law, including various provisions that are expected to impact the Company. The Tax Reform Law reduces the federal corporate tax rate from 34% to 21% effective January 1, 2018. The Company believes that this reduction in the federal corporate rate will have a favorable effect on the consolidated financial statements of its, as well as those other similarly situated small businesses.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard will be effective for our interim and annual periods beginning January 1, 2019 and must be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company has adopted this standard beginning in 2018, but as the Company does not have any significant leases, it does not expect it to have a material impact on its financial position or results of operations.

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

Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were not effective as of December 31, 2018, because of the identification of the material weaknesses in internal control over financial reporting described below. Notwithstanding the material weaknesses that existed as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer have each concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”). We are currently taking steps to remediate such material weaknesses as described below.

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

As a result of our continued material weaknesses described below, management has concluded that, as of December 31, 2018, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment, management identified the following control deficiencies, which were previously identified, that still represent material weaknesses at December 31, 2018:

●	The Company, at times in the past prior to the period covered by this annual statement, entered into material transactions without timely obtaining the appropriate signed agreements and board approval. Management believes the approval process currently in place is sufficient to alleviate any material issues and will change procedures if and when circumstances indicate they are needed. Although the Company has taken steps to prevent this from happening, agreements entered into by prior management will continue to cause an issue until such prior agreements terminate or expire.

●	Management did not design and maintain effective control relating to the quarter end closing and financial reporting process due to lack of evidence of review surrounding various account reconciliations and properly evidenced journal entries. Due to the Company’s limited resources, the Company has insufficient personnel resources and technical accounting and reporting expertise to properly address all of the accounting matters inherent in the Company’s financial transactions. Management continues to search for additional board members that are independent and can add financial expertise, and intends to formalize oversight processes in this area in an effort to remediate part of this material weakness.

We are in the process of establishing certain steps in response to the identification of these material weaknesses that should result in certain changes in our internal control over financial reporting, but due to the Company’s limited funds and inability to add certain staff personnel, the changes may be limited and may also not be completely effective. There were no additional material weaknesses noted during the year ended December 31, 2018.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names of all directors and executive officers of the Company, their respective ages and all positions and offices with the Company held by each person as of December 31, 2018:

Name	Age	Positions with the Company

J. Bryan Read	56	Chief Executive Officer, Director, and Secretary
Sharon L. Ullman	71	Chief Financial Officer, Chief Administrative Officer and Director

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

Ms. Ullman is active in philanthropic and government relations through her work as the Founder, President and Chief Executive Officer of S. L. Ullman& Associates, formed in 2007 as a private consulting firm, and has been recognized for her achievements in these areas.

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

Audit Committee, Compensation Committee and Financial Expert

The Company does have a formal audit committee but currently does not have a financial expert. The audit committee consists of Sharon Ullman. There were no audit committee meetings held during 2018. Financial information relating to quarterly reports was disseminated to all board members for review. The audited financial statements for the years ended December 31, 2018 and 2017 were provided to each member of the board in which any concerns by the members were directed to management and the auditors. The Company has a compensation committee comprised of Sharon Ullman. There were no compensation committee meetings during 2017 and no actions taken by written consent

ITEM 11. EXECUTIVE COMPENSATION

General Philosophy

Our Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.

Executive Compensation

The following table summarizes the compensation of each named executive officer for the fiscal years ended December 31, 2018 and 2017 awarded to or earned by (i) each individual serving as our principal executive officer and principal financial officer of the Company and (ii) each individual that served as an executive officer of the Company at the end of such fiscal years who received compensation in excess of $100,000.

	Annual Compensation				Option	All Other
Name and Principal Position	Year	Salary		Bonus	Awards (1)	Compensation	Total ($)

J. Bryan Read,	2018
Chief Executive Officer	2017		$—	$—	$—	$—		$—

Sharon L. Ullman	2018	$		$—		$	$
Chief Financial Officer and Director	2017		$—	$—	$—	$—		$—

(1)	The amounts shown are the aggregate grant date fair values of these awards computed in accordance with Financial Accounting Standards Board (“FASB”) guidance now codified as Accounting Standards Codification (“ASC”) FASB ASC Topic 718, “Stock Compensation” (formerly under FASB Statement No. 123(R)).

Employment Agreements

We have not entered into any employment, severance or change of control provisions with any of our executive officers.

Equity Compensation Plans

Outstanding Equity Awards at Year End

No options were exercised by our named executive officers during the year ended December 31, 2018. The following table sets forth information of outstanding option awards held by named executive officers as of December 31, 2018:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following information sets forth the number and percentage of shares of the Company’s common stock owned beneficially, as of March 4, 2020, by any person, who is known to the Company to be the beneficial owner of five percent or more of the Company’s common stock, and, in addition, by each director and each executive officer of the Company, and by all directors and executive officers as a group.

Information as to beneficial ownership is based upon statements furnished to the Company by such persons and the shareholder list provided by the Company’s transfer agent, American Stock Transfer & Trust Company, LLC, as of March 4, 2020.

Name and Address	Amount of Beneficial Ownership (1)		Percentage of Class %

Sharon Ullman	15,180,000	(2)	11.3%
611 Walnut Street
Gadsden, AL 35901

J. Bryan Read	150,000		*
611 Walnut Street
Gadsden, AL 35901

All directors and officers as a group (1 person)	15,330,000		11.4%

Granite Peak Resources, LLC(3)	70,512,862		52.6%
1603 Capital Avenue, Suite 310 A541
Cheyenne, WY 82001

Tina Gregerson Family Properties LLC	14,270,000		10.6%
611 Walnut Street
Gadsden, AL 35901

(1)	Except as otherwise indicated, each person possesses sole voting and investment power with respect to the shares shown as beneficially owned. Shares are deemed owned in the same percentage as the individual’s ownership in the entity owning such shares.

(2)	Shares are held in the name of Afignis, LLC of which Ms. Ullman is the Managing Manager. During 2019, Ms. Ullman exchanged her 4,500,000 options for an equivalent membership interest in Granite Peak Resources, LLC.

(3)	During 2019, Granite Peak Resources, LLC acquired Pure Path Capital Management’s interest in the Company - See Subsequent Events

(*)	Less than 1%

Equity Compensation Plans

The following table sets forth certain information regarding equity compensation plan information as of December 31, 2018:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (b)
Equity compensation plans approved by security holders	25,694,380	(1)	$—	49,305,620
	—		—	—
Equity compensation plans not approved by security holders	800,000	(2)	$—
	800,000	(3)	$—
	31,843	(4)	$—
	5,250,000	(5)	$—
Total	32,576,223		0.98

(1)	granted pursuant to the 2014 Option Plan, for individual grants. See the notes to the financial statements
(2)	granted to Stephen King
(3)	granted to Steven Flechner
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our Board of Directors appointed Turner, Stone & Company, L.L.P. (“Turner”) to audit our financial statements for the year ended December 31, 2018. The following tables set forth the fees billed to the Company for professional services rendered by Turner for the years ended December 31, 2018 and 2017:

Services	2018	2017
Audit fees	$40,000	$37,950
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$40,000	$37,950

Audit Fees

The aggregate fees billed are for professional services rendered by Turner for the audit of the Company’s annual consolidated financial statements and review of consolidated financial statements included in the Company’s Form 10-K and 10-Q for 2017, and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended December 31, 2018.

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

Pre-Approval Policies and Procedures

The Company has an audit committee, but has yet to formalize processes and controls that would provide proper Board oversight. Our Board approves each engagement for audit or non-audit services before we engage our independent auditor to provide those services. The Board has not established any pre-approval policies or procedures that would allow our management to engage our independent auditor to provide any specified services with only an obligation to notify the audit committee of the engagement for those services. None of the services provided by our independent auditors for fiscal year 2018 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

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

STANDARD METALS PROCESSING, INC.

Dated: March 5, 2020	By:	/s/ J. Bryan Read
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

Name	Title	Date

/s/ J. Bryan Read	Chief Executive Officer, Secretary and Director	March 5, 2020
J. Bryan Read

/s/ Sharon Ullman	Chief Financial Officer and Director	March 5, 2020
Sharon Ullman

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STANDARD METALS PROCESSING, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2018 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Standard Metals Processing, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Standard Metals Processing, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017 and the related consolidated statements of operations, shareholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the results of its consolidated operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

March 5, 2020

We have served as the Company’s auditor since 2013.

STANDARD METALS PROCESSING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017

Assets
Current assets:
Cash	$1,001	$2,185
Prepaid expenses	--	11,145
Assets held for Sale	--	12,000

Total current assets	1,001	25,330

Mining and Mineral Rights	3,883,524	3,883,524,

Total Assets	$3,884,525	$3,908,854

Liabilities and Shareholders’ Deficit
Current liabilities:

Senior secured convertible promissory note payable, related party	$2,229,187	$2,229,187
Promissory notes payable - related party	477,500	477,500
Convertible promissory note, net of Discount of $-0-, and $34,860 at December 31, 2018 and December 31, 2017, respectively	168,000	299,936
Accrual for settlement of lawsuits	2,976,623	2,501,000
Due to Wits Basin Precious Minerals Inc.	--	16,616
Accounts payable	2,230,314	2,429,386
Accrued interest - Related party $1,096,235 and $871,317 at December 31, 2018 and December 31, 2017, respectively	1,338,251	953,222
Accrued expenses	--	855,046
Accounts payable to related party	--	1,000

Total current liabilities	9,419,875	9,762,893

Commitments and Contingencies (Note 9)

Preferred stock, 50,000,000 shares authorized:
Series A, $.001 par value, 10,000,000 and 10,000,000 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	10,000,000	10,000,000

Shareholders’ deficit:

Common stock, $0.001 par value, 500,000,000 shares authorized: 129,497,423 issued and 124,497,423 outstanding at December 31, 2018 and 124,501,581 issued and 119,501,581 outstanding at December 31, 2017, respectively	124,497	119,502
Additional paid-in capital	87,525,115	87,201,267
Accumulated deficit	(103,184,962)	(103,174,808)
Total shareholders’ deficit	(15,535,350)	(15,854,039)
Total Liabilities and Shareholders’ deficit	$3,884,525	$3,908,854

The accompanying footnotes are an integral part of these consolidated financial statements.

STANDARD METALS PROCESSING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
	December 31, 2018	December 31, 2017

Revenues	$—	$—

Operating expenses:
General and administrative	123,057	122,615

Total operating expenses	123,057	122,615
Loss from operations	(123,057)	(122,615)

Other income (expense):
Other income	6,083	7,829
Derecognition of debt	1,064,480	—
Interest expense	(885,800)	(389,260)
Amortization of debt discount	(71,860)	(92,647)

Total other income (expense)	112,903	(474,078
Loss before income tax provision	(10,154)	(596,693)

Income tax provision	—	—
Net loss	$(10,154)	$(596,693)

Basic net loss per common share	$(0.00)	$(0.01)

Basic weighted average common shares outstanding	124,497,423	118,965,783

The accompanying footnotes are an integral part of these consolidated financial statements.

STANDARD METALS PROCESSING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Common stock outstanding		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance at December 31, 2016	116,492,869	$116,493	$87,064,101	$(102,578,115)	$(15,397,521)

Stock issued for the conversion of Notes payable and accrued interest	3,800,712	3,009	57,166	—	60,175

Conversion feature of convertible debt			80,000	—	80,000

Net loss for the year ended December 31, 2017	—	—	—	(596,693)	(596,693)

Balance at December 31, 2017	119,501,581	$119,502	$87,201,267	$(103,174,808)	$(15,854,039)

Stock issued for the conversion of Notes payable and accrued interest	4,745,842	4,745	261,098	--	265,843

Shares issued upon exercise of options	250,000	250	24,750	--	25,000

Beneficial conversion of Convertible debt			38,000		38,000

Net loss for the year ended December 31, 2018				(10,154)	(10,154)

Balance at December 31, 2018	124,497,423	$124,497	$87,525,115	$(103,184,962)	$(15,535,350)

The accompanying footnotes are an integral part of these consolidated financial statements.

STANDARD METALS PROCESSING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31, 2018	December 31, 2017
OPERATING ACTIVITIES:
Net loss	$(10,154)	$(596,693)
Adjustments to reconcile net loss to cash flows used in operating activities:
Amortization of debt issuance costs	71,860	92,647
Gain on derecognition of certain accounts payable and accrued expenses	(1,064,480)
Assets held for sale	12,000	--
Changes in operating assets and liabilities:
Prepaid expenses	11,145	20,111
Accounts payable	(19,001)	219,167
Accrued expenses		(25,644)
Accounts payable related party	(1,000)	—
Accrual for settlement of lawsuits	475,623	(80,000)
Accrued interest – related parties	384,823	211,475
Net cash used in operating activities	(139,184)	(158,937)

INVESTING ACTIVITIES:	—	—

FINANCING ACTIVITIES:
Cash received on exercise of common stock option	25,000	—
Cash proceeds from convertible promissory notes	113,000	159,796
Net cash provided by financing activities	138,000	159,796

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(1,184)	859
CASH AND CASH EQUIVALENTS, beginning of year	2,185	1,326
CASH AND CASH EQUIVALENTS, end of year	$1,001	$2,185

Supplemental cash flow disclosures
Cash paid for interest cost	$38,953	$—
Income taxes paid	$—	$—
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Debt discount on convertible notes payable	$38,000	$80,000
Conversions into common stock of convertible debt and accrued interest	$265, 843	$60,175

The accompanying footnotes are an integral part of these consolidated financial statements.

STANDARD METALS PROCESSING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

NOTE 1 – NATURE OF BUSINESS

Standard Metals Processing, Inc. (“we,” “us,” “our,” “Standard Metals” or the “Company”) is an exploration stage company, incorporated in Nevada having offices in Gadsden, Alabama and through its subsidiary, a property in Tonopah, Nevada. Their business plan is to purchase equipment and build a facility on the Tonopah property to serve as a permitted custom processing toll milling facility (which includes an analytical lab, pyro-metallurgical plant, and hydro-metallurgical recovery plant).

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2018, the Company incurred losses from operations of $10,155. At December 31, 2018, the Company had an accumulated deficit of $103,184,962 and a working capital deficit of $9,418,874. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the year ended December 31, 2018, the Company received net cash proceeds of approximately $113,000 from the convertible promissory notes payable, and an additional $25,000 from the exercise of an outstanding warrant at an approved reduced price. Management believes that private placements of equity capital and/or additional debt financing will be needed to fund our long-term operating requirements. The Company may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Standard Metals Processing, Inc., and its wholly owned subsidiaries Tonopah Milling and Metals Group, Inc. and its wholly-owned subsidiaries Tonopah Custom Processing, Inc., and Tonopah Resources, Inc. All significant intercompany transactions, accounts and balances have been eliminated in consolidation.

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

Long-Lived Assets

The Company will periodically evaluate the carrying value of long-lived assets to be held and used, including but not limited to, mineral properties, mine tailings, mine dumps, capital assets and intangible assets, when events and circumstances warrant such a review and at least annually. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose. There were no impairment charges during the years ended December 31, 2018 and December 31, 2017.

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

Revenue Recognition and Deferred Revenue

As of December 31, 2018, we have recorded no revenues from custom permitted processing toll milling. If we achieve revenue generation, the Company plans to report revenues consistent with ASC Topic 606.

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

At December 31, 2018 and 2017, the weighted average shares from stock options of 32,576,223 and 32,576,223, respectively and warrants of 4,865,640 and 6,125,640, and number of equivalent shares of convertible notes payable 328,500 and 1,000,000, respectively, were excluded from the diluted weighted average common share calculation due to the antidilutive effect such shares would have on net loss per common share.

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

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at December 31, 2018 and 2017. The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

On December 22, 2017, the President of the United States signed and enacted into law H.R. 1 (the “Tax Reform Law”). The Tax Reform Law, effective for tax years beginning on or after January 1, 2018, except for certain provisions, resulted in significant changes to existing United States tax law, including various provisions that are expected to impact the Company. The Tax Reform Law reduces the federal corporate tax rate from 34% to 21% effective January 1, 2018. The Company believes the corporate tax rate reduction will have a favorable effect on its consolidated audited financial statements should it attain profitable operations.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard will be effective for our interim and annual periods beginning January 1, 2019 and must be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company has adopted this standard beginning in 2018, but as the Company does not have any significant leases, it does not expect it to have a material impact on its financial position or results of operations.

During the year ended December 31, 2018 and through February 28, 2020, there were several new accounting pronouncements issued by the Financial Accounting Standards Board.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

NOTE 3 – MINING AND MINERAL RIGHTS

The Company will need to finish preparing the Tonopah property site for the construction of a permitted custom processing toll milling facility including our planned 21,875 square foot building and servicing and drilling various wells for our future operations.

The Company has continued to assess the realizability of its mining and mineral rights. Based on an assessment the Company conducted in November 2019, the Company determined its land, mineral rights and water rights are inseparable and depend on each other in value creation, during the nine months ended September 30, 2018, the Company combined the carrying value the assets to present them more clearly to their intended use together:

FORMERLY -
Property, Plant and Equipment:
Shea Mining & Milling asset purchase	$2,108,300
Equipment, net of $21,000 accumulated depreciation.	0
Construction in progress	1,775,224
$3,883,524
NOW -
Mining Assets and Mineral Rights	$3,883,524

The Tonopah property is subject to a first deed of trust securing a $2,500,000 promissory note in default plus interest accrued through December 31, 2018 of $ 1,096,235 currently held by Granite Peak Resources, LLC (“GPR”) (formerly held by Pure Path Capital Management Company LLC until March 2019, see Subsequent Events), a related party. In addition, the Company entered into a Forbearance Agreement with GPR effective December 20, 2019. GPR has agreed to forbear any foreclosure proceedings for six months in exchange for the Company pledging the stock of its subsidiary and its subsidiaries as additional collateral under its outstanding obligations.

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

The outstanding principal balance on the note was $2,229,187 as of both December 31, 2018 and 2017, with related accrued interest of $955,701 and $768,982, respectively. In March 2019, Pure Path’s interest was acquired by Granite Peak Resources, LLC. This Note is in default. See Note 11– Subsequent Events.

NOTE 6 – PROMISSORY NOTES PAYABLE - RELATED PARTY

On February 11, 2015, the Company issued an unsecured promissory note (the “Note”) to Tina Gregerson Family Properties, LLC, an entity controlled by a former director of the Company. The Note for up to $750,000, was provided in tranches. Maturity of each tranche is one year from the date of receipt. Under the terms of the Note, the Company received $200,000 on February 11, 2015, $48,000 on February 13, 2015, $50,000 on April 13, 2015, $150,000 on July 31, 2015, $2,500 on October 20, 2015, $12,000 on October 29, 2015 and $15,000 on November 4, 2015. Interest accrues at 8% per annum on each tranche. The Note’s principal balance and accrued interest was $477,500 and $140,535, and $477,500 and $102,335, at December 31, 2018 and 2017, respectively. This Note is in default.

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

On May 11, 2018, the Company received cash proceeds of $32,500 and issued a promissory note in exchange for the cash proceeds. The promissory note accrues interest at 6% per annum and is due one year from the date of issuance. The note is convertible into shares of common stock at $0.09 per share, with no adjustments to the conversion price.

On June 14, 2018, the Company received cash proceeds of $12,500 and issued a promissory note in exchange for the cash proceeds. The promissory note accrues interest at 6% per annum and is due one year from the date of issuance. The note is convertible into shares of common stock at $0.09 per share, with no adjustments to the conversion price.

On July 9, 2018, the Company received cash proceeds of $5,000 and issued a promissory note in exchange for the cash proceeds. The promissory note accrues interest at 6% per annum and is due one year from the date of issuance. The note is convertible into shares of common stock at $0.125 per share, with no adjustments to the conversion price.

NOTE 8 – SHAREHOLDERS’ DEFICIT

Preferred Stock

Series A Preferred Stock

As of December 31, 2018, there are 10 million shares of Series A Preferred Stock outstanding.

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

Common Stock

Common Stock issued on conversion of notes payable-

On April 26, 2018, an outstanding promissory note with a balance of $68,324.38 issued on August 1, 2016 was converted into 1,138,740 shares of restricted common stock at a per share price of $0.06.

During May 2018 and June 2018, two of the convertible promissory notes outstanding as of the year ending December 31, 2017, and two notes that were issued in May 2018 totaling principal of $105,000 together with accrued interest of $2,387, were converted into an aggregate of 2,051,864 shares of restricted common stock, at conversion prices ranging from $0.05 to $0.09.

On June 14, 2018, the Company settled an outstanding account payable through the issuance and subsequent conversion of a convertible promissory note in the principal amount of $10,000. The note, which was issued December 29, 2017, was due December 29, 2018 and accrued interest at 6%. The note was convertible into common shares of the Company at a conversion price of $0.025. The note was issued as a settlement in exchange for a $91,463 account payable, that the noteholder purchased from a vendor on December 29, 2017. Upon conversion of the note into 411,046 shares of restricted common stock of the Company, the noteholder signed a debt settlement and release agreement for the outstanding account payable.

Sale of Common Stock

On June 11, 2018, a holder of common stock purchase warrants exercised 250,000 warrants. The Company received $25,000.

Option Grants

The following tables summarize information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price
Options outstanding - December 31, 2016	32,576,223	$0.98
Granted	—	—
Canceled or expired
Exercised	—	—
Options outstanding –December 31, 2017	32,576,223	$0.98
Granted	—	—
Canceled or expired	—	—
Exercised	—	—
Options outstanding –December 31, 2018	32,576,223	$0.98

There are no unvested options as of December 31, 2018.

The following tables summarize information about stock options outstanding and exercisable:

	Options Outstanding and Exercisable at December 31, 2018
Range of Exercise Prices	Number Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$0.40 to $0.60	5,276,223	1.9 years	$0.46	$—
$0.61 to $1.00	9,800,000	1.7 years	$0.67	$—
$1.01 to $1.50	14,500,000	1.8 years	$1.25	$—
$1.51 to $2.25	3,000,000	2.3 years	$1.63	$—
$0.40 to $2.25	32,576,223	1.9 years	$0.98	$—

	Options Outstanding and Exercisable at December 31, 2017
Range of Exercise Prices	Number Exercisable	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$0.40 to $0.60	5,276,223	1.9 years	$0.46	$—
$0.61 to $1.00	9,800,000	1.7 years	$0.67	$—
$1.01 to $1.50	14,500,000	1.8 years	$1.25	$—
$1.51 to $2.25	3,000,000	2.3 years	$1.63	$—
$0.40 to $2.25	32,576,223	1.9 years	$0.98	$—

(1)	The aggregate intrinsic value in the table represents the difference between the closing stock price on December 31, 2017 and 2016 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2018 and 2017.

Common Stock Purchase Warrants

For warrants granted to non-employees in exchange for services, the Company recorded the fair value of the equity instrument using the Black-Scholes pricing model unless the value of the services is more reliably measurable.

The Company and Wits Basin (Note 3) executed a Settlement Agreement on January 22, 2016 (Note 9). Pursuant to the terms of the Settlement Agreement, the Company issued 630,000 warrants to purchase common stock at an exercise price of $0.70 and 630,000 warrants at an exercise price of $0.30 to investors of Wits Basin. The warrants expired on December 31, 2018.

The following table summarizes information about the Company’s stock purchase warrants outstanding at December 31, 2018 and December 31, 2017:

	Number	Weighted Average Exercise Price	Range of Exercise Price	Weighted Remaining Contractual Life
Outstanding at December 31, 2017	6,125,640	$0.77	$0.20 – 1.23	2.2 years
Granted	—
Cancelled or expired	--
Exercised	—
Outstanding at December 31, 2017	6,125,640	$0.77	$0.20 – 1.23	2.2 years
Warrants exercisable at December 31, 2017	6,125,640
Granted	--
Cancelled or expired Exercised	(1,260,000)	$0.50	$0.30 – 0.70
Warrants exercisable at December 31, 2018	4,865,640	$0.84	$0.20 - 1.23	1.3 years
	4,865,640

The aggregate intrinsic value of the 4,865,640 and 6,125,640 outstanding and exercisable warrants at December 31, 2018 and 2017 was $0. The intrinsic value is the difference between the closing stock price on December 31, 2018 and 2017 and the exercise price, multiplied by the number of in-the-money warrants had all warrant holders exercised their warrants on December 31, 2018 and 2017.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Matters

Stephen E. Flechner v. Standard Metals Processing, Inc.

On April 29, 2014, Stephen E. Flechner filed suit in the United States District Court for the District of Colorado against Standard Metals Processing, Inc. alleging that Standard Metals had refused to allow him to exercise stock options granted to him pursuant to a Stock Option Agreement, dated April 1, 2010, and a second Stock Option Agreement, dated January 21, 2011. On June 12, 2014, Standard Metals filed an Answer and a Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. On January 16, 2015, Standard Metals filed a Motion for Summary Judgment. On January 23, 2015, the Court issued an Order granting in part and denying in part Standard Metals’ Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. The Court in its Order stayed further proceedings in Colorado pending the issuance of orders by the Alabama court. Thereafter, on January 26, 2015, the Court issued an Order vacating the February 20, 2015 Trial Preparation Conference and the March 9, 2015 Bench Trial. On March 23, 2015, the Court issued an Order denying Standard Metals’ Motion for Summary Judgment. On March 30, 2015, Flechner filed a Motion to Lift the Stay. On March 31, 2015, the Court issued an Order granting Flechner’s Motion to Lift the Stay. On April 6, 2015, the Court issued an Order scheduling a Bench Trial for July 29, 2015. On April 9, 2015, Flechner filed a Motion for Reconsideration of the Court’s March 23, 2015 Order Denying Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On May 1, 2015, the Court issued an Order Granting Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On August 12, 2015 the United Stated District Court for the District of Colorado issued a judgment in favor of Stephen E. Flechner for $2,157,000. An amended final judgment was ordered in adjudication of the Complaint by the U.S. District Court for the District of Colorado (the “Court”) on August 28, 2015 in favor of Flechner in the amount of $2,157,000, plus interest through the date of judgment of $235,246, plus interest of $472.76/day from August 28, 2015 until paid in full. The Company, in good faith anticipation of a settlement did not appeal the judgment and therefore, the Company’s notice of appeal was dismissed on November 17, 2015. This judgment is now non-appealable. The Company has recognized the daily interest due from the date of the August 28, 2015 judgment through December 31, 2018, totaling $584,377, resulting in a total amount of $2,976,623 being included in the Accrual for settlement of lawsuits relating to this matter in the accompanying consolidated balance sheet.

NOTE 10 - INCOME TAXES

The components of income tax expense for the years ended December 31, 2018 and 2017 consist of the following:

	2018	2017
Current tax provision	$—	$—
Deferred tax benefit	2,100	203,000
Valuation allowance	(2,100)	(203,000)
Total income tax provision	$—	$—

Reconciliations between the statutory rate and the effective tax rate for the years ended December 31, 2018 and 2017 consist as follows:

	2018	2017
Federal statutory tax rate	(21.0)%	(34.0)%
State taxes, net of federal benefit	0%	0%
Permanent differences	0%	—%
Valuation allowance	21.0%	34%
Effective tax rate	0%	0%

Significant components of the Company’s deferred tax assets as of December 31, 2018 and 2017 are summarized below. The calculations presented below at December 31, 2018 reflect the new U.S. federal statutory corporate tax rate of 21% effective January 1, 2018 (see Note 2).

	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$7,106,153	$7,133,000
Impairment of assets	6,940,737	6,941,000
Stock based compensation	2,227,801	2,228,000
Loss on settlement of debt	31,500	32,000
Total deferred tax asset	16,306,191	16,334,000
Valuation allowance	(16,306,191)	(16,334,000
	$—	$—

As of December 31, 2018, the Company had approximately $33,969,000 of federal net operating loss carry forwards. These carry forwards, if not used, will begin to expire in 2028. Future utilization of their net operating loss carry forwards is subject to certain limitations under Section 382 of the Internal Revenue Code. The Company believes that the issuance of their common stock in exchange for the Shea Mining and Milling properties in March of 2011 resulted in an “ownership change” under the rules and regulations of Section 382. Accordingly, the Company’s ability to utilize their net operating losses generated prior to this date is limited to approximately $1,000,000 annually.

As of December 31, 2018, we do not believe any of our net operating loss carry forward consists of deductions generated by the exercise of warrants or options to purchase our stock. In the future, the stock options referenced in the above table of deferred tax items may be exercised and we may receive a tax deduction. To the extent that the tax deduction is included in a net operating loss carry forward and is in excess of amounts recognized for book purposes, no benefit will be recognized until the loss carry forward is recognized. Upon utilization and realization of the carry forward, the corresponding change in the deferred asset and valuation allowance will be recorded as additional paid-in capital.

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

NOTE 11 - SUBSEQUENT EVENTS

Granite Peak Resources, LLC

During March 2019, the Company was informed that a change of control of the Company had occurred. Granite Peak Resources, LLC (“GPR”) through its members (including Pure Path Capital Management LLC) acquired 69,464,434 shares of common stock (including 4,500,000 options to purchase common stock). The members transferred their shares of common stock of the Company in exchange for a pro-rata ownership interest in GPR. GPR also acquired the senior secured creditor position previously held by Pure Path Capital Group LLC, which includes a $2,500,000 first deed of trust on the Tonopah property and an outstanding promissory note with a principal balance of $2,229,187 and accrued interest of $955,701 as of December 31, 2018, which is in default. The members of Granite Peak Resources LLC are listed in the Schedule 13D filed by GPR on March 29, 2019. GPR has not communicated to the Company any plans to change any of the current officers or directors or governing documents and has expressed the purpose of its acquisition is to assist the Company execute on its business plan and resolve its current obligations and other claims. During December 2019, GPR purchased another 1,048,428 shares in private transactions. As of the date of this filing, GPR is the beneficial owner of 52.6% of the Company’s common stock and the Company’s largest secured creditor.

On December 17, 2019 the Company issued a promissory note to Granite Peak Resources (“GPR”) for $192,080 representing the disbursements made on the Company’s behalf during 2019. The note is payable one year from its issuance and accrues interest at 6% per annum. GPR cancelled this note in exchange for the exercise of the 4,500,000 options in acquired in March 2019. The options were issued in 2013 and originally exercisable at $0.44 per share, the Company agreed to modify the exercise price of the options if GPR exercised them in total. GPR exercised the options at a price of $0.0426 per share (the current fair market value per share based on the average of the median price and VWAP for the preceding 90 days) in exchange for the $192,080 note.

The Company entered into a Forbearance Agreement with GPR effective December 20, 2019. GPR has agreed to forbear any foreclosure proceedings for six months in exchange for the Company pledging the stock of its subsidiary and its subsidiaries as additional collateral under its outstanding obligations.