Form 10-Q
period 2019-03-31
Standard Metals Processing, Inc.
filed 2020-03-13
CIK 773717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of March 7, 2020, there were 133,997,423 shares of Registrant’s common stock, par value $.001 issued, and 128,997,423 outstanding.

STANDARD METALS PROCESSING, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2019

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain statements which are forward-looking in nature and are based on the current beliefs of our management as well as assumptions made by and information currently available to management, general trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this Form 10-Q, the words “may,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict” and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. These statements reflect our judgment as of the date of this Form 10-Q with respect to future events, the outcome of which is subject to risks. We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectations, which may have a significant impact on our business, operating results, financial condition or your investment in our common stock, as described in Part II, Item 1A entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”) on March 5, 2020.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STANDARD METALS PROCESSING, INC.

CONDENSED Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash	$1,792	$1,001

Total current assets	1,792	1,001

Mining and mineral rights	3,883,524	3,883,524

Total Assets	$3,885,316	$3,884,525

Liabilities and Shareholders’ Deficit
Current liabilities:
Senior secured promissory note payable, related party	$2,229,187	$2,229,187
Promissory notes payable - related party	477,500	477,500
Convertible notes payable, including $37,000 from related parties	176,500	168,000
Accrual for settlement of lawsuits	3,033,827	2,976,623
Accounts payable	2,221,814	2,230,314
Accrued interest - Related party $1,154,940 and $1,096,235 at March 31, 2019 and December 31, 2018	1,450,298	1,338,251

Total current liabilities	9,589,126	9,419,875

Preferred stock, 50,000,000 shares authorized:
Series A, $.001 par value, 10,000,000 and 10,000,000 shares issued and outstanding at March 31, 2019 and December 31, 2018	10,000,000	10,000,000
Commitments and Contingencies (Note 6)
Shareholders’ deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized: 129,497,423 issued and 124,497,423 outstanding at March 31, 2019 and December 31, 2018	124,497	124,497
Additional paid-in capital	87,525,115	87,525,115
Accumulated deficit	(103,353,422)	(103,184,962)
Total shareholders’ deficit	(15,703,810)	(15,535,350)
Total Liabilities and Shareholders’ deficit	$3,885,316	$3,884,525

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	March 31, 2019	March 31, 2018

Revenues	$—	$—

Operating expenses:
General and administrative	1,643	50,237

Total operating expenses	1,643	50,237
Loss from operations	(1,643)	(50,237)

Other income (expense):
Other income	2,433	1,825
Interest expense, including related party of $58,705	(169,250)	(497,745)
Amortization of debt discount	---	(55,583)

Total other income (expense)	(166,817)	(551,503)
Loss before income tax provision	(168,460)	(601,740)

Income tax provision	—	—
Net loss	(168,460)	$(601,740)

Basic net loss per common share	(0.00)	$(0.00)

Basic weighted average common shares outstanding	124,497,423	121,327,499

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three months ended
	March 31, 2019		March 31, 2018
Cash flows from operating activities:
Net loss		$(168,460)	$(601,740)
Adjustments to reconcile net loss to cash flows used in operating activities:
Amortization of debt issuance costs		---	55,583
Changes in operating assets and liabilities
Prepaid expenses		---	3,039
Accounts payable		---	33,907
Accrued expenses		112,047	59,804
Accrual for settlement of lawsuits		57,204	389,623

Net cash used in operating activities		791	(59,784)
Cash flows from investing activities:		—	—
Cash flows from financing activities:
Proceeds from convertible debentures		--	63,000

Net cash provided by financing activities		--	63,000

(Decrease) Increase in cash		791	3,216
Cash, beginning of period		1,001	2,185
Cash, end of period		$1,792	$5,401

Supplemental cash flow disclosures
Cash paid for interest cost	$	---	$14,101
Income taxes paid		$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Settlement of liabilities through direct payment by related party		$18,500	$--
Debt discount on through direct payment convertible notes payable	$	---	$38,000
Conversions of convertible debt and accrued interest into common stock	$	---	$148,181

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND

THE YEAR ENDED DECEMBER 31, 2018

	Common Stock			Accumulated
	Shares	Amount	APIC	Deficit	Total
Balance at December 31, 2017	119,501,581	119,502	87,201,267	(103,174,808)	(15,854,039)

Shares issued in connection with notes payable conversion	4,745,842	4,745	261,098	-	265,843
Shares issued upon exercise of warrants	250,000	250	24,750	-	25,000
Beneficial conversion feature of convertible debt	-	-	38,000	-	38,000)
Net loss	-	-	-	(10,154)	(10,154
Balance at December 31, 2018	124,497,423	$124,497	$87,525,115	$(103,184,962)	$(15,535,350)

Net loss	---	---	---	(168,460)	(168,460)

Balance at March 31,2019	124,497,423	$124,497	$87,525,115	$(103,353,422)	$(15,703,810)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2019, the Company had a net loss of $168,460. At March 31, 2019, the Company had an accumulated deficit of $103,353,422 and a working capital deficit of $9,587,334 . The Company’s ability to continue as a going concern is dependent on their ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the three months ended March 31, 2019, a related party advanced $18,500 on the Company’s behalf to pay $8 ,500 to certain accounts payable and a $10,000 convertible note directly. As the related party intends to apply its advance toward a convertible note, it has been classified as such at March 31, 2019.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2018 filed March 5, 2020. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year as a whole.

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

Revenue Recognition and Deferred Revenue

As of March 31, 2019, the Company has not recognized any revenues from custom permitted processing toll milling.

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

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at March 31, 2019 and December 31, 2018. The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

On December 22, 2017, the President of the United States signed and enacted into law H.R. 1 (the “Tax Reform Law”). The Tax Reform Law, effective for tax years beginning on or after January 1, 2018, except for certain provisions, resulted in significant changes to existing United States tax law, including various provisions that are expected to impact the Company. The Tax Reform Law reduces the federal corporate tax rate from 34% to 21% effective January 1, 2018. Management believes the provisions of the Tax Reform Law will have a favorable impact on the Company’s consolidated financial statements should it attain a level of profitable operations.

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual reporting periods for public business entities beginning after December 15, 2017, including interim periods within that reporting period. The new standard permits the use of either the retrospective or cumulative effect transition method. The Company adopted ASU 2014-09 January 1, 2018, and as there have been no revenues to date, the adoption did not have a material impact on the Company’s financial position or results of operations, and no transition method was necessary upon adoption.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard will be effective for our interim and annual periods beginning January 1, 2019 and must be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company has adopted the standard during 2018, but as the Company does not have any significant leases, it does not expect it to have a material impact on its financial position or results of operations.

During the period ended March 31, 2019 and through the date of this filing, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

NOTE 3 – MINING AND MINERAL RIGHTS

The Company is preparing the Tonopah property site for the construction of a permitted custom processing toll milling facility including grading the land, installing fencing and working with contractors for our planned 21,875 square foot building and servicing and drilling various wells for our future operations.

The Company has continued to assess the realizability of its mining and mineral rights. Based on an assessment the Company conducted in January 2020. The Company decided its land, mineral rights and water rights are inseparable and depend on each other in value creation. Accordingly, during the three months ended March 31, 2019, the Company combined the carrying value of the assets to present them more clearly as to their intended use together:

FORMERLY -
Property, Plant and Equipment:
Shea Mining & Milling asset purchase	$2,108,300
Equipment, net of $21,000 accumulated depreciation.	0
Construction in progress	1,775,224
$3,883,524
NOW -
Mining Assets and Mineral Rights	$3,883,524

NOTE 4 – CONVERTIBLE NOTES PAYABLE

In January 2018, the Company issued three convertible promissory notes in the principal amounts of $8,000, $40,000 and $15,000. The notes are due one year from date of issuance and accrue interest at 6%. The notes are convertible into common shares of the Company at a conversion price of $0.05, with no adjustments to the conversion price. The conversion feature meets the definition of conventional convertible debt and therefore qualifies for the scope exception in Accounting Standards Codification (“ASC”) 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was a $38,000 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method. Amortization expense of $38,000 was recognized related to these discounts in the three months ended March 31, 2019, including the accelerated amortization upon conversion of two of these notes, as discussed below.

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

During May 2018 and June 2018, two of the convertible promissory notes outstanding as of the year ending December 31, 2017, and two notes that were issued in May 2018 totaling principal of $105,000 together with accrued interest of $2,387, were converted into an aggregate of 2,051,864 shares of restricted common stock, at conversion prices ranging from $0.05 to $0.09. Upon conversion the related unamortized debt discount of $16,277 was expensed during the year ended December 31, 2018.

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

During the three months ended March 31, 2019 a related party advanced $18,500 which it used to pay directly on the Company’s behalf, $8,500 to reduce certain accounts payable and $10,000 to reduce one of the outstanding convertible promissory notes. The advance was made by Granite Peak Resources, LLC, a related party and was included in the convertible promissory issued by the Company on December 17, 2019. The $18,500 advance has been classified accordingly at March 31, 2019. See Note 9.

After the foregoing note conversions and advance received, there was $176,500 of principal and $74,749 of accrued interest outstanding on convertible debentures, and a related unamortized discount of $0 at March 31, 2019. With exception of the $18,500 of principal advanced this quarter, the pre-existing convertible notes are in default  .

NOTE 5 – SHAREHOLDERS’ DEFICIT

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

 Option Grants

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

The Company recorded no compensation expense for the three months ended March 31, 2019 and 2018. As of March 31, 2019, there was $0 in unrecognized compensation expense.

The Company did not grant any options during the three months ended March 31, 2019, and no options expired, or were cancelled. There are no unvested options as of March 31, 2019.

The following tables summarize information about stock options outstanding and exercisable:

	Options Outstanding and Exercisable at March 31, 2019
Range of Exercise Prices	Number Exercisable	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$0.40 to $0.60	5,276,223	1.6 years	$0.46	$—
$0.61 to $1.00	9,800,000	1.4 years	$0.67	$—
$1.01 to $1.50	14,500,000	1.5 years	$1.25	$—
$1.51 to $2.25	3,000,000	2.0 years	$1.63	$—
$0.40 to $2.25	32,576,223	1.6 years	$0.98	$—

(1)	The aggregate intrinsic value in the table represents the difference between the closing stock price on March 31, 2019 and December 31, 2018, and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on March 31, 2019 and December 31, 2018.

Common Stock Purchase Warrants

For warrants granted to non-employees in exchange for services, the Company recorded the fair value of the equity instrument using the Black-Scholes pricing model unless the value of the services is more reliably measurable.

The Company did not grant any warrants during the three months ended March 31, 2019, and no warrants were exercised, expired, or were cancelled. At March 31, 2019 there were 6,125,640 warrants outstanding, with exercise prices ranging from $0.20 to $1.23, a weighted exercise price of $0.77 and a weighted remaining contractual life of 2 years.

The aggregate intrinsic value of the 4,865,640 outstanding and exercisable warrants at March 31, 2019 and December 31, 2018 was $0. The intrinsic value is the difference between the closing stock price on March 31, 2019 and December 31, 2018 and the exercise price, multiplied by the number of in-the-money warrants had all warrant holders exercised their warrants on March 31, 2019 or December 31, 2018.

The following table summarizes information about the Company’s stock purchase warrants outstanding at March 31, 2019 and December 31, 2018.

	Number	Weighted Average Exercise Price	Range of Exercise Price	Weighted Remaining Contractual Life (1)
Outstanding at December 31, 2017	6,125,640	$0.77	$0.20 – 1.23	2.2 years
Granted	—
Cancelled or expired	(1,260,000)	$0.50	$0.30 – 0.70
Exercised	—
Outstanding and exercisable at December 31, 2018	4,865,640	0.84	0.20 --1.23	1.3 years
Granted
Cancelled or expired
Outstanding and exercisable at March 31, 2019	4,865,640	$0.84	$0.20 - 1.23	1.0 years

(1)	The aggregate intrinsic value of the 4,865,640 outstanding and exercisable warrants at March 31, 2019 and December 31, 2018 was $0. The intrinsic value is the difference between the closing stock price on March 31, 2019 and December 31, 2018 and the exercise price, multiplied by the number of in-the-money warrants had all warrant holders exercised their warrants on March 31, 2019 and December 31, 2018.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Legal Matters

Stephen E. Flechner v. Standard Metals Processing, Inc.

On April 29, 2014, Stephen E. Flechner filed suit in the United States District Court for the District of Colorado against Standard Metals Processing, Inc. alleging that Standard Metals had refused to allow him to exercise stock options granted to him pursuant to a Stock Option Agreement, dated April 1, 2010, and a second Stock Option Agreement, dated January 21, 2011. On June 12, 2014, Standard Metals filed an Answer and a Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. On January 16, 2015, Standard Metals filed a Motion for Summary Judgment. On January 23, 2015, the Court issued an Order granting in part and denying in part Standard Metals’ Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. The Court in its Order stayed further proceedings in Colorado pending the issuance of orders by the Alabama court. Thereafter, on January 26, 2015, the Court issued an Order vacating the February 20, 2015 Trial Preparation Conference and the March 9, 2015 Bench Trial. On March 23, 2015, the Court issued an Order denying Standard Metals’ Motion for Summary Judgment. On March 30, 2015, Flechner filed a Motion to Lift the Stay. On March 31, 2015, the Court issued an Order granting Flechner’s Motion to Lift the Stay. On April 6, 2015, the Court issued an Order scheduling a Bench Trial for July 29, 2015. On April 9, 2015, Flechner filed a Motion for Reconsideration of the Court’s March 23, 2015 Order Denying Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On May 1, 2015, the Court issued an Order Granting Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On August 12, 2015 the United Stated District Court for the District of Colorado issued a judgment in favor of Stephen E. Flechner for $2,157,000. An amended final judgment was ordered in adjudication of the Complaint by the U.S. District Court for the District of Colorado (the “Court”) on August 28, 2015 in favor of Flechner in the amount of $2,157,000, plus interest through the date of judgment of $235,246, plus interest of $472.76/day from August 28, 2015 until paid in full. The Company, in good faith anticipation of a settlement did not appeal the judgment and therefore, the Company’s notice of appeal was dismissed on November 17, 2015. This judgment is now non-appealable. The Company has recognized the daily interest due from the date of the August 28, 2015 judgment through March 31, 2019, totaling $641,581, resulting in a total amount of $3,033,827 being included in the Accrual for settlement of lawsuits relating to this matter in the accompanying March 31, 2019 condensed consolidated balance sheet.

NOTE 7 – RELATED PARTY TRANSACTIONS

During March 2019, the Company was informed that a change of control of the Company had occurred. Granite Peak Resources, LLC (“GPR”) through its members (including Pure Path Capital Management LLC) acquired 69,464,434 shares of common stock (including 4,500,000 warrants to purchase common stock). The members transferred their shares of common stock of the Company in exchange for a pro-rata ownership interest in GPR. GPR also acquired the senior secured creditor position previously held by Pure Path Capital Group LLC, which includes a $2,500,000 first deed of trust on the Tonopah property and an outstanding promissory note with a principal balance of $2,229,187 and accrued interest of $1,096,235 as of March 31, 2019. The members of Granite Peak Resources LLC are listed in the Schedule 13D filed by GPR on March 29, 2019. GPR has not communicated to the Company any plans to change any of the current officers or directors or governing documents and has expressed the purpose of its acquisition is to assist the Company execute on its business plan and resolve its current obligations and other claims. As of the date of this filing, GPR is the beneficial owner of 52.3% of the Company’s common stock and the Company’s largest secured creditor. The background regarding Pure Path’s Senior Secured Note is described below.

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

Pursuant to the Settlement and Release Agreement executed October 10, 2013 with the Company, Pure Path relinquished the foregoing rights and obligations owed to it and agreed to forbear collection remedies and legal proceedings against the Company including foreclosure on the Deed of Trust, and, in connection with the settlement and release of various debts of approximately $1,500,000 and the consulting fees owed by the Company, the Company issued 27,000,000 restricted shares and a Promissory Note (the “Pure Path Note”) for an amount of up to $2,500,000 with a beginning principal balance of $1,933,345 bearing interest of 8% per year for the current balance of the amounts owed under the Pure Path Agreements. The outstanding principal balance on the Pure Path Note was $2,229,187 as of both March 31, 2019 and December 31, 2018, with related accrued interest of $1,001,743 and $955,701, respectively.

On February 11, 2015, the Company issued an unsecured promissory note (the “Note”) to Tina Gregerson Family Properties, LLC, an entity controlled by a former director of the Company. The Note for up to $750,000 was provided in tranches. Maturity of each tranche is one year from the date of receipt. Interest accrues at 8% per annum on each tranche. Under the terms of the Note, the Company received $477,500. At March 31, 2019 and December 31, 2018, there is $153,198 and $140,535 interest accrued. The Note is in default.

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

At March 31, 2019 and December 31, 2018, the weighted average shares from stock options of 32,576,223, warrants of 6,125,640 and Convertible Promissory note shares of 328,500 were excluded from the diluted weighted average common share calculation due to the antidilutive effect such shares would have on net loss per common share.

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

The Company entered into a Forbearance Agreement with GPR effective December 20, 2019. GPR has agreed to forbear any foreclosure proceedings for six months in exchange for the Company pledging the stock of the its subsidiaries as additional collateral under its outstanding obligations. During the three months ended March 31, 2019, GPR advanced $18,500 on the Company’s behalf to pay directly certain accounts payable and a $10,000 outstanding convertible promissory note.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis of financial condition and results of operations should be read in connection with the accompanying unaudited condensed financial statements and related notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC on March 4, 2020.

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

Overview of the Company

We have a office in Gadsden, Alabama and, through a subsidiary, a property in Tonopah, Nevada. Our business plan is to purchase equipment and build a facility on the Tonopah property to serve as a permitted custom processing toll milling facility which includes an analytical lab, pyrometallurgical plant, and hydrometallurgical recovery plant. We are required to obtain several permits before we can begin construction of a small-scale mineral processing facility and the required additional buildings to conduct permitted processing toll milling activities and commence operations.

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

Site Preparation

We have completed the initial grading of specific designated areas on the 40 undisturbed acres of land including clearing all vegetation, removing of all scrap metal, and the excavation of the building pad for preparation of the our planned new 21,875 square foot processing plant and have completed the removal of all the extra and unnecessary materials and old equipment that has accumulated on the land. We have also refurbished a trailer that will act as our construction office.

Business Plan

The Company is reexamining its next steps for developing a processing facility.  In an effort to move the Company’s business plan forward, the Company may evaluate opportunities to acquire, license, or joint venture with other parties involved in toll milling, processing, or mining related activities, which may include Granite Peak Resources, LLC and its affiliated entities including, but not limited to, Nederland Mining Group, LLC, NovaMetallix, Inc, and Black Bear Natural Resources, LTD (f/k/a Calais Resources, Inc.).

Products and Services

We plan to establish ourselves as a custom processing and permitted toll milling service provider. Our business plan is to build a facility on our Tonopah property, which includes an analytical lab, pyrometallurgical, and hydrometallurgical recovery plant.

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

Results of Operation

Comparison of Three Months Ended March 31, 2019 to Three Months Ended March 31, 2018

Revenues

We had no revenues from any operations for the three months ended March 31, 2019 and 2018. Furthermore, we do not anticipate any significant future revenue until we have sufficiently funded construction and begin operations.

General and Administrative Expenses

General and administrative expenses were $1,643 for the three months ended March 31, 2019, as compared to $50,237 for the same period in 2018. For the three months ended March 31, 2019, general and administrative expenses declined to minimal office costs due to lack of funding. In the three months ended March 31, 2018, the $50,237 total related principally to expenses related to normal accounting and legal costs in addition to office supplies. We anticipate that that operating expenses will increase for fiscal 2019 as we continue to access more funding support.

Other Income and Expenses

We receive monthly payments of from $608 per month from American Tower Corporation for a cellular tower located on our Tonopah land. As such Other Income for the three months ended March 31, 2019 was $2,433, compared to $1,825 for the respective period in 2018.

Interest expense for the three months ended March 31, 2019 was $169,250, compared to $497,745 for the same period in 2018. $395,000 of the interest expense in 2018 related to interest accrued in connection with the Flechner judgement. The Company recognized the daily interest due from the date of the August 28, 2015 judgement, through March 31, 2018. The remaining interest expense in 2019 and the 2018 amounts relate primarily to the interest due at rates ranging from 6% to 8% on our notes payable due related parties. Amortization of debt discount was $-0- in the three months ended March 31, 2019, compared to $55,583 for the same period in 2018.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements through the issuance of convertible debt during the three months ended March 31, 2019 and 2018. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had a working capital deficit of approximately $9,587,334 at March 31, 2019. Cash was $1,792 at March 31, 2019, as compared to cash of $1,001 at December 31, 2018.

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

During the three months ended March 31, 2019, a related party advanced $18,500 which it used to pay directly, on the Company’s behalf, $8,500 to reduce certain accounts payable and $10,000 to reduce one of the outstanding convertible promissory notes. The advance was made by Granite Peak Resources, LLC, a related party which intends to convert the advance into a convertible promissory note. Accordingly, the $18,500 advance has been classified as such at March 31, 2019.

Going Concern

The condensed consolidated financial statements contained in this quarterly report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through the period ended March 31, 2019 of $103,353,422, and a working capital deficit of $9,587,334, as well as negative cash flows from operating activities. Presently, the Company does not have sufficient cash resources to meet its debt obligations in the twelve months following the date of this filing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance its capital requirements, as well as for general and administrative expenses. These alternatives include raising funds through public or private equity markets and either through institutional or retail investors. Although there is no assurance that the Company will be successful with its fund-raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

Working Capital Deficiency

	March 31, 2019	December 31, 2018
Current assets	$1,792	$1,001
Current liabilities	9,589,126	9,419,875
Working capital deficiency	$(9,587,334)	$(9,418,874)

The balance and components of current assets are fairly consistent between periods. The increase in current liabilities is primarily due to accrual of interest on settlement of lawsuits and notes due related parties.

Cash Flows

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$791	$(59,784)
Net cash provided by financing activities	---	63,000
Increase (Decrease) in cash	$791	$(3,216)

Operating Activities

Net cash provided by operating activities was $791 for the three months ended March 31, 2019. Cash used in operating activities during the three months ended March 31, 2018 of $59,784 was primarily due to payments for legal and accounting services and normal office expenses. Additionally, the net loss of $601,740 offset by amortization of $55,583 of debt discounts and the resumption of accrued interest amounting to $395,000 on settlement of lawsuits.

Financing Activities

For the three months ended March 31, 2019, net cash provided by financing activities was $-0-. For the three months ended March 31, 2018, net cash provided by financing activities was $63,000 from the issuance of convertible promissory notes.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2019, we did not engage in any off-balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the three months ended March 31, 2019 and in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

Impairment of Long-lived Assets

We review our property and mining and mineral rights subject to amortization and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset class may not be recoverable. Indicators of potential impairment include: an adverse change in legal factors or in the business climate that could affect the value of the asset; an adverse change in the extent or manner in which the asset is used or is expected to be used, or in its physical condition; and current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of the asset. If indicators of impairment are present, the asset is tested for recoverability by comparing the carrying value of the asset to the related estimated undiscounted future cash flows expected to be derived from the asset. If the expected cash flows are less than the carrying value of the asset, then the asset is considered to be impaired and its carrying value is written down to fair value, based on the related estimated discounted cash flows. During the three months ended September, however, we decided to combine the carrying value of our mining and mineral assets as they are inseparable and depend upon each other in value creation. See Note 3. There were no impairment charges in the three months ended March 31, 2019,

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual reporting periods for public business entities beginning after December 15, 2017, including interim periods within that reporting period. The new standard permits the use of either the retrospective or cumulative effect transition method. The Company adopted ASU 2014-09 January 1, 2018, and as there have been no revenues to date, the adoption did not have a material impact on the Company’s financial position or results of operations, and no transition method was necessary upon adoption.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard will be effective for our interim and annual periods beginning January 1, 2019 and must be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company adopted this standard during 2018, but as the Company does not have any significant leases, it does not expect it to have a material impact on its financial position or results of operations.

During the three months ended March 31, 2019 and through the date of this filing, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer and Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2019 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2019 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Stephen E. Flechner v. Standard Metals Processing, Inc.

On April 29, 2014, Stephen E. Flechner filed suit in the United States District Court for the District of Colorado against Standard Metals Processing, Inc. alleging that Standard Metals had refused to allow him to exercise stock options granted to him pursuant to a Stock Option Agreement, dated April 1, 2010, and a second Stock Option Agreement, dated January 21, 2011. On June 12, 2014, Standard Metals filed an Answer and a Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. On January 16, 2015, Standard Metals filed a Motion for Summary Judgment. On January 23, 2015, the Court issued an Order granting in part and denying in part Standard Metals’ Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. The Court in its Order stayed further proceedings in Colorado pending the issuance of orders by the Alabama court. Thereafter, on January 26, 2015, the Court issued an Order vacating the February 20, 2015 Trial Preparation Conference and the March 9, 2015 Bench Trial. On March 23, 2015, the Court issued an Order denying Standard Metals’ Motion for Summary Judgment. On March 30, 2015, Flechner filed a Motion to Lift the Stay. On March 31, 2015, the Court issued an Order granting Flechner’s Motion to Lift the Stay. On April 6, 2015, the Court issued an Order scheduling a Bench Trial for July 29, 2015. On April 9, 2015, Flechner filed a Motion for Reconsideration of the Court’s March 23, 2015 Order Denying Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On May 1, 2015, the Court issued an Order Granting Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. Standard Metals Processing, Inc. intends to continue to vigorously defend against claims by Steven E. Flechner. On August 12, 2015 the United Stated District Court for the District of Colorado issued a judgment in favor of Stephen E. Flechner for $2,157,000. An amended final judgment was ordered in adjudication of the Complaint by the U.S. District Court for the District of Colorado (the “Court”) on August 28, 2015 in favor of Flechner in the amount of $2,157,000, plus interest through the date of judgment of $235,246, plus interest of $472.76/day from August 28, 2015 until paid in full. The Company, in good faith anticipation of a settlement did not appeal the judgment and therefore, the Company’s notice of appeal was dismissed on November 17, 2015. This judgment is now non-appealable. The Company has recognized the daily interest due from the date of the August 28, 2015 judgement through March 31, 2019, totaling $641,581, resulting in a total amount of $3,033,827  being included in the Accrual for settlement of lawsuits relating to this matter in the accompanying March 31, 2019 condensed consolidated balance sheet.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item. We note, however, that an investment in our common stock involves a number of very significant risks. Investors should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended December 31, 2018, as filed with SEC on March 5, 2020, in addition to other information contained in such Annual Report and in this Quarterly Report on Form 10-Q, in evaluating the Company and our business before purchasing shares of our common stock. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

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

Date: March 13, 2020

By:	/s/ Sharon Ullman
Sharon Ullman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: March 13, 2020