Form 10-Q
period 2019-09-30
Standard Metals Processing, Inc.
filed 2020-03-24
CIK 773717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of March 18, 2020, there were 133,997,423 shares of Registrant’s common stock, par value $.001 issued, and 128,997,423 outstanding.

STANDARD METALS PROCESSING, INC.

FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STANDARD METALS PROCESSING, INC.

CONDENSED Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash	$2,645	$1,001

Total current assets	2,645	1,001

Mining and mineral rights	3,883,524	3,883,524

Total Assets	$3,886,169	$3,884,525

Liabilities and Shareholders’ Deficit
Current liabilities:
Senior secured promissory note payable, related party	$2,229,187	$2,229,187
Promissory notes payable - related party	477,500	477,500
Convertible notes payable, including $109,055 from related party	219,055	168,000
Accrual for settlement of lawsuits	3,120,815	2,976,623
Accounts payable	2,187,982	2,230,314
Accrued interest - related party $1,268,854 and $1,096,235 at September 30, 2019 and December 31, 2018	1,669,885	1,338,251

Total current liabilities	9,904,424	9,419,875

Preferred stock, 50,000,000 shares authorized:
Series A, $.001 par value, 10,000,000 and 10,000,000 shares issued and outstanding at September 30, 2019 and December 31, 2018	10,000,000	10,000,000
Commitments and Contingencies (Note 6)
Shareholders’ deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized: 129,497,423 issued and 124,497,423 outstanding at September 30, 2019 and December 31, 2018	124,497	124,497
Additional paid-in capital	87,525,115	87,525,115
Accumulated deficit	(103,667,867)	(103,184,962)
Total shareholders’ deficit	(16,018,255)	(15,535,350)
Total Liabilities and Shareholders’ deficit	$3,886,169	$3,884,525

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Revenues	$--	$--	$—	$—

Operating expenses:
General and administrative	826	7,780	13,163	120,081

Total operating expenses	826	7,780	13,163	120,081
Loss from operations	(826)	(7,780)	(13,163)	(120,081)

Other income (expense):
Other income	1,825	1,825	6,083	86,938
Interest expense, including related party of $172,619	(153,340)	(102,614)	(475,825)	(694,967)
Amortization of debt discount	---	--	---	(71,860)

Total other income (expense)	(151,515)	(100,789)	(469,742)	(679,889)
Loss before income tax provision	(152,341)	(108,569)	(482,905)	(799,970)

Income tax provision	---	--	—	—
Net loss	$(152,341)	$(108,569)	$(482,905)	$(799,970)

Basic net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic weighted average common shares outstanding	124,497,423	124,497,423	124,497,423	122,874,554

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine months ended
	September 30, 2019		September 30, 2018
Cash flows from operating activities:
Net loss		$(482,905)	$(799,970)
Adjustments to reconcile net loss to cash flows used in operating activities:
Amortization of debt issuance costs		--	71,860
Gain on settlement of convertible note payable		--	2,662
Changes in operating assets and liabilities
Prepaid expenses		---	3,039
Accounts payable		---	33,876
Accrued interest		340,357	178,958
Accrual for settlement of lawsuits		144,192	389,623
Net cash provided by (used in) operating activities		1,644	(119,952)
Cash flows from investing activities:		—	—
Cash flows from financing activities:
Proceeds from convertible debentures		---	94,000
Proceeds from exercise of stock options		---	25,000
Net cash provided by financing activities		---	119,000

(Decrease) Increase in cash		1,644	(952)
Cash, beginning of period		1,001	2,185
Cash, end of period		$2,645	$1,233

Supplemental cash flow disclosures
Cash paid for interest cost	$	---	$14,101
Income taxes paid		$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Settlement of liabilities through direct payment by related party		$109,055	$--
Debt discount on convertible notes payable	$	---	$38,000
Conversions of convertible debt and accrued interest into common stock	$	---	$265,843

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER  30, 2019 AND

THE YEAR ENDED DECEMBER 31, 2018

	Common Stock			Accumulated
	Shares	Amount	APIC	Deficit	Total
Balance at December 31, 2017	119,501,581	119,502	87,201,267	(103,174,808)	(15,854,039)

Shares issued in connection with notes payable conversion	4,745,842	4,745	261,098	-	265,843
Shares issued upon exercise of warrants	250,000	250	24,750	-	25,000
Beneficial conversion feature of convertible debt	-	-	38,000	-	38,000)
Net loss	-	-	-	(10,154)	(10,154
Balance at December 31, 2018	124,497,423	$124,497	$87,525,115	$(103,184,962)	$(15,535,350)

Net loss	---	---	---	(482,905)	(482,905)
Balance at September 30, 2019	124,497,423	$124,497	$87,525,115	$(103,667,867)	$(16,018,255)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

Notes to Condensed ConsolidatED Financial Statements

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2019, the Company had a net loss of $482,905. At September 30, 2019, the Company had an accumulated deficit of $103,667,867 and a working capital deficit of $9,901,779. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on their ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the nine months ended September 30, 2019, a related party advanced $109,055 in direct payments on the Company’s behalf to reduce certain accounts payable by $51,055, and convertible promissory notes payable by $58,000. As the related party has indicated it wishes to apply its advance to convertible notes, it was classified as such at September 30, 2019.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2018 filed March 5, 2020. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year as a whole.

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

Revenue Recognition and Deferred Revenue

As of September 30, 2019, the   Company has not recognized any revenues from custom permitted processing toll milling.

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

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at September 30, 2019 and December 31, 2018. The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard will be effective for our interim and annual periods beginning January 1, 2019 and must be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company   adopted the standard during 2018, but as the Company does not have any significant leases, it does not expect it to have a material impact on its financial position or results of operations.

During the nine months ended September 30, 2019 and through the date of this filing, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

NOTE 3 – MINING AND MINERAL RIGHTS

The Company is preparing the Tonopah property site for the construction of a permitted custom processing toll milling facility including grading the land, installing fencing and working with contractors for our planned 21,875 square foot building and servicing and drilling various wells for our future operations.

The Company has continued to assess the realizability of its mining and mineral rights. Based on an assessment the Company conducted in January 2020. The Company decided its land, mineral rights and water rights are inseparable and depend on each other in value creation. Accordingly, during the nine   months ended September 30, 2019, the Company combined the carrying value of the assets to present them more clearly as to their intended use together:

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

During May 2018 and June 2018, two of the convertible promissory notes outstanding as of the year ending December 31, 2017, and two notes that were issued in May 2018 totaling principal of $105,000 together with accrued interest of $2,387, were converted into an aggregate of 2,051,864 shares of restricted common stock, at conversion prices ranging from $0.05 to $0.09. Upon conversion the related unamortized debt discount of $16,277 was expensed and is included in the $71,860 amortization expense for the nine months ended September 30, 2018.

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

During the nine months ended September 30, 2019 a related party advanced $109,055 in direct payments on the Company’s behalf, to reduce certain accounts payable by $51,055 and outstanding convertible promissory notes by $58,000. The advance was made by Granite Peak Resources, LLC, a related party, and was subsequently included in a line of credit evidenced by a convertible promissory note. See Note 9. Accordingly, the $109,055 advance has been classified as such at September 30, 2019.

After the foregoing note conversions and advance received, there was $219,055 of principal and $81,251   of accrued interest outstanding on convertible debentures, and a related unamortized discount of $0 at September 30, 2019. With exception of the $109,055 of principal advanced by a related party during the nine months ended September 30, 2019, the pre-existing convertible notes are in default.

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

The Company recorded no compensation expense for the nine months ended September 30, 2019 and the year ended December 31, 2018. As of June 30, 2019, there was $0 in unrecognized compensation expense.

The Company did not grant any options during the nine months ended September 30, 2019, no options were exercised, and no options expired, or were cancelled. There are no unvested options as of September 30, 2019.

The following tables summarize information about stock options outstanding and exercisable:

	Options Outstanding and Exercisable at September 30, 2019
Range of Exercise Prices	Number Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$0.40 to $0.60	5,276,223	1.0 years	$0.46	$—
$0.61 to $1.00	9,550,000	0.8 years	$0.67	$—
$1.01 to $1.50	14,500,000	0.9 years	$1.25	$—
$1.51 to $2.25	3,000,000	1.4 years	$1.63	$—
$0.40 to $2.25	32,576,223	1.0 years	$0.98	$—

(1)	The aggregate intrinsic value in the table represents the difference between the closing stock price on September 30, 2019 and December 31, 2018, and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on September 30, 2019 and December 31, 2018.

Common Stock Purchase Warrants

For warrants granted to non-employees in exchange for services, the Company recorded the fair value of the equity instrument using the Black-Scholes pricing model unless the value of the services is more reliably measurable.

The Company did not grant any warrants during the nine months ended September 30, 2019, and no warrants were exercised, expired, or were cancelled. At September     30, 2019 there were 4,865,640 warrants outstanding, with exercise prices ranging from $0.20 to $1.23, a weighted exercise price of $0.84 and a weighted remaining contractual life of one year.

The aggregate intrinsic value of the 4,865,640 outstanding and exercisable warrants at September 30, 2019 and December 31, 2018 was $0. The intrinsic value is the difference between the closing stock price on September 30, 2019 and December 31, 2018 and the exercise price, multiplied by the number of in-the-money warrants had all warrant holders exercised their warrants on September 30, 2019 or December 31, 2018.

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

An amended final judgment was ordered in adjudication of the Complaint by the U.S. District Court for the District of Colorado (the “Court”) on August 28, 2015 in favor of Flechner in the amount of $2,157,000, plus interest through the date of judgment of $235,246, plus interest of $472.76/day from August 28, 2015 until paid in full. The Company, in good faith anticipation of a settlement did not appeal the judgment and therefore, the Company’s notice of appeal was dismissed on November 17, 2015. This judgment is now non-appealable. The Company has recognized the daily interest due from the date of the August 28, 2015 judgment through September   30, 2019, totalling $728,569, resulting in a total amount of $3,120,815 being included in the Accrual for settlement of lawsuits relating to this matter in the accompanying September 30, 2019 condensed consolidated balance sheet.

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

Pursuant to the Settlement and Release Agreement executed October 10, 2013 with the Company, Pure Path relinquished the foregoing rights and obligations owed to it and agreed to forbear collection remedies and legal proceedings against the Company including foreclosure on the Deed of Trust, and, in connection with the settlement and release of various debts of approximately $1,500,000 and the consulting fees owed by the Company, the Company issued 27,000,000 restricted shares and a Promissory Note (the “Pure Path Note”) for an amount of up to $2,500,000 with a beginning principal balance of $1,933,345 bearing interest of 8% per year for the current balance of the amounts owed under the Pure Path Agreements. The outstanding principal balance on the Pure Path Note was $2,229,187 as of both September 30, 2019 and December 31, 2018, with related accrued interest of $1,096,399 and $955,701, respectively. The Note is in default.

On February 11, 2015, the Company issued an unsecured promissory note (the “Note”) to Tina Gregerson Family Properties, LLC, an entity controlled by a former director of the Company. The Note for up to $750,000 was provided in tranches. Maturity of each tranche is one year from the date of receipt. Interest accrues at 8% per annum on each tranche. Under the terms of the Note, the Company received $477,500. At September 30, 2019 and December 31, 2018, there is $172,454 and $140,535 interest accrued. The Note is in default.

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

At September 30, 2019 and December 31, 2018, the weighted average shares from stock options of 32,576,223, warrants of 4,865,640 and Convertible Promissory note shares of 2,005,850     were excluded from the diluted weighted average common share calculation due to the antidilutive effect such shares would have on net loss per common share.

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

The Company entered into a Forbearance Agreement with GPR effective December 20, 2019. GPR has agreed to forbear any foreclosure proceedings for six months in exchange for the Company pledging the stock of the its subsidiaries as additional collateral under its outstanding obligations. During the nine months ended September 30, 2019, GPR advanced $109,055 in direct payments on the Company’s behalf to reduce certain accounts payable by $51,055, and outstanding convertible promissory notes by $58,000.

On March 16, 2020 the Company executed a Line of Credit (“LOC”) with GPR evidenced by a promissory note. The LOC is for up to $2,500,000, matures over three years and may be increased by up to another $1,000,000 and extended an additional two years, respectively, at GPR’s sole option. The LOC is for funding operating expenses critical to the Company’s redirection and all requests for funds may be approved or disapproved in GPR’s sole discretion. The LOC bears interest at 10% per annum, is convertible into shares of the Company’s common stock at a per share price of $0.04 based on the last closing sale price and will be secured by the real and personal property GPR already has under lien. The $109,055 advanced by GPR during the nine months ended September 30, 2019 will be incorporated into this LOC.

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

Overview of the Company

We have an office in Gadsden, Alabama and, through our subsidiaries, a property in Tonopah, Nevada. Our business plan is to purchase equipment and build a facility on the Tonopah property to serve as a permitted custom processing toll milling facility which includes an analytical lab, pyrometallurgical plant, and hydrometallurgical recovery plant. We are required to obtain several permits before we can begin construction of a small-scale mineral processing facility and the required additional buildings to conduct permitted processing toll milling activities and commence operations.

Water Pollution Control Permit with Nevada Department of Environmental Protection

Through the Company’s wholly owned subsidiaries, a Water Pollution Control Permit (“WPCP”) Application was filed with the Nevada Department of Environmental Protection (“NDEP”) Bureau of Mines and Mining Reclamation (“BMMR”) for the approval of the permits necessary for a small-scale mineral processing facility planned for the Tonopah property. The plant will perform laboratory testing, pilot testing, and custom processing of precious metal ores and concentrates from mining industry clients. Processing of ore materials will employ standard mineral processing techniques including gravity concentration, froth flotation and chemical leaching and carbon stripping.

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

Business Plan

The Company is re-examining its next steps for developing a processing facility.  In an effort to move the Company’s business plan forward, the Company may evaluate opportunities to acquire, license, or joint venture with other parties involved in toll milling, processing, or mining related activities, which may include Granite Peak Resources, LLC and its affiliated entities including, but not limited to Sustainable Metal Solutions, LLC (f/k/a Nederland Mining Group, LLC), NovaMetallix, Inc, and Black Bear Natural Resources, LTD (f/k/a Calais Resources, Inc.).

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

Results of Operation

Comparison of the Three and Nine Months Ended September 30, 2019 to Three and Nine Months Ended September 30, 2018

Revenues

We had no revenues from any operations for the three and nine months ended September 30, 2019 and 2018. Furthermore, we do not anticipate any significant future revenue until we have sufficiently funded construction and begin operations.

General and Administrative Expenses

General and administrative expenses were $826 and $13,163 for the three and nine months ended September 30, 2019, respectively, as compared to $7,780 and $120,081 for the same periods in 2018. For the three and nine months ended September 30, 2019, general and administrative expenses declined to minimal office costs due to lack of funding. In the three and nine months ended September 30, 2018, these expenses were related principally to normal accounting and legal costs in addition to office support services. We anticipate that that operating expenses will increase for fiscal 2020 as we continue to access more funding.

Other Income and Expenses

We receive monthly payments of from $608 per month from American Tower Corporation for a cellular tower located on our Tonopah land. As such Other Income for the three and nine months ended September 30, 2019 was $1,825 and $6,083, compared to $1,825 and $86,938 for the respective periods in 2018. The 2018 figures relate principally to a gain during the first quarter 2018 resulting from the settlement of an account payable substantially below face value.

Interest expense for the three and nine months ended September 30, 2019 was $153,340 and $475,825, compared to $102,614 and $694,967 for the same period in 2018. $395,000 of the interest expense in 2018 related to interest accrued in connection with the Flechner judgment. The Company recognized the daily interest due from the date of the August 28, 2015 judgment, through September 30, 2019. The remaining interest expense in 2019 and the 2018 amounts relate primarily to the interest due at rates ranging from 6% to 8% on our notes payable due related parties. Amortization of debt discount was $0 in the three and nine months ended September 30, 2019, compared to $0 and $71,860 for the same periods in 2018.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements through the issuance of convertible debt during the three and nine months ended September 30, 2019 and 2018. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had a working capital deficit of approximately $9,901,779 at September 30, 2019. Cash was $2,645 at September 30, 2019, as compared to cash of $1,001 at December 31, 2018.

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

During the nine months ended September 30, 2019, Granite Peak Resources, LLC (“GPR”), a related party advanced $109,055 which it paid directly to reduce certain accounts payable by $51,055, and outstanding convertible promissory notes by $58,000. The advance was included in a subsequently executed line of credit evidenced by a convertible promissory note. Accordingly, the $109,055 advance has been classified as such at September 30, 2019.

Going Concern

The condensed consolidated financial statements contained in this quarterly report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through the period ended September 30, 2019 of $103,667,867, and a working capital deficit of $9,901,779, as well as negative cash flows from operating activities. Presently, the Company does not have sufficient cash resources to meet its debt obligations in the twelve months following the date of this filing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance its capital requirements, as well as for general and administrative expenses. These alternatives include raising funds through public or private equity markets and either through institutional or retail investors. Although there is no assurance that the Company will be successful with its fund-raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

Working Capital Deficiency

	September 30, 2019	December 31, 2018
Current assets	$2,645	$1,001
Current liabilities	9,904,424	9,419,875
Working capital deficiency	$(9,901,779)	$(9,418,874)

The balance and components of current assets are fairly consistent between periods. The increase in current liabilities is primarily due to accrued interest on settlement of lawsuits, and notes payable to related parties.

Cash Flows

	Nine Months Ended September 30,
	2019	2018
Net cash (used) provided by operating activities	$1,644	$(119,952)
Net cash provided by financing activities	---	119,000
Increase (Decrease) in cash	$1,644	$(952)

Operating Activities

Net cash provided by operating activities was $1,644 for the nine months ended September 30, 2019. Cash used in operating activities during the nine months ended September 30, 2018 of $119,952 was primarily due to payments for legal and accounting services and normal office expenses. Additionally, the net loss of $799,970 offset by amortization of $71,860 of debt discounts, the resumption of accrued interest amounting to $389,623 on settlement of lawsuits, and the accrual of $178,958 of interest due principally to related parties.

Financing Activities

For the nine months ended September 30, 2019, there were no financing activities

For the nine months ended September 30, 2018, net cash provided by financing activities was $119,000 from the issuance of convertible promissory notes and exercise of stock options.

 Off-Balance Sheet Arrangements

During the nine months ended September 30, 2019, we did not engage in any off-balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the nine months ended September 30, 2019 and in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

Impairment of Long-lived Assets

We review our property and mining and mineral rights subject to amortization and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset class may not be recoverable. Indicators of potential impairment include: an adverse change in legal factors or in the business climate that could affect the value of the asset; an adverse change in the extent or manner in which the asset is used or is expected to be used, or in its physical condition; and current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of the asset. If indicators of impairment are present, the asset is tested for recoverability by comparing the carrying value of the asset to the related estimated undiscounted future cash flows expected to be derived from the asset. If the expected cash flows are less than the carrying value of the asset, then the asset is considered to be impaired and its carrying value is written down to fair value, based on the related estimated discounted cash flows. During the three months ended September 30, 2018, however, we decided to combine the carrying value of our mining and mineral assets as they are inseparable and depend upon each other in value creation. See Note 3. There were no impairment charges in the nine months ended September 30, 2019,

Recent Accounting Standards

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

During the nine months ended September 30, 2019 and through the date of this filing, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer and Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2019   pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2019   in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

This judgment is now non-appealable. The Company has recognized the daily interest due from the date of the August 28, 2015 judgement through September 30, 2019, totalling $728,569, resulting in a total amount of $3,120,815 being included in the Accrual for settlement of lawsuits relating to this matter in the accompanying September 30, 2019 condensed consolidated balance sheet.

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

Date: March 24, 2020

By:	/s/ Sharon Ullman
Sharon Ullman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: March 24, 2020