Form 10-K
period 2019-12-31
Standard Metals Processing, Inc.
filed 2020-04-02
CIK 773717

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2019

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

As of April 1, 2020, the Registrant’s non-affiliates owned shares of its common stock having an aggregate market value of approximately $1,013,767 (based upon the closing sales price of the Registrant’s common stock on that date).

On April 1, 2020, there were 133,997,423 shares of common stock issued and 128,997,423 outstanding, which is the Registrant’s only class of voting stock.

Documents Incorporated by Reference: None.

STANDARD METALS PROCESSING, INC.

 Annual Report on Form 10-K

 For the Year Ended December 31, 2019

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

ITEM 1. BUSINESS

Business Overview

General

Standard Metals Processing, Inc. (“we,” “us,” “our,” “Standard Metals” or the “Company”) is an exploration stage company having offices in Gadsden, Alabama and, through its subsidiaries, a property in Tonopah, Nevada. Our business plan is to purchase equipment and build a facility on our Tonopah property to serve as a permitted custom processing toll milling facility (which includes an analytical lab, pyrometallurgical plant, and hydrometallurgical recovery plant).

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

The Company’s intention is to become a full service permitted custom toll milling and processing company that facilitates the extraction of precious and strategic minerals from mined material. The Company will need to obtain permits for the planned construction and operation of our permitted custom processing toll milling facility with state of the art equipment capable of processing gold, silver and platinum metal groups. Many junior miners do not have the capital or the ability to permit a processing facility, yet they have a large supply of mined material that requires milling be performed. It is often cost prohibitive or impractical for these mine operators to send their materials to processing mills owned by the large mining companies, or to other customers with badly needed milling and processing services.

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

There are various methods of extraction. The Company determines which method to use based upon the sample sent to the Company. In most situations, a series of tests will be performed on a bulk sample ranging in size from 250 to 1,000 pounds. A metallurgist will determine the best process or processes to use for the extraction based on several factors. These include the composition of the host rock, mineralization of the host rock, whether or not it is an oxide or sulfide ore body, and the particle size of the precious metal. After the metallurgist reviews these characteristics, the Company will run ore on a gold table and assays the concentrates, middlings, and tails. An assay is an investigative procedure for qualitatively assessing or quantitatively measuring the presence or amount of precious metals in ore. If there is too much gold in the middling or tails, the size of the grind is adjusted to increase yield or if there is not enough gold in the middlings or tails the Company grinds the material to a finer mesh.

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

Recent Actions

The Company is working on general maintenance and updating of the Tonopah property in line with the Company’s business plan. In an effort to move the Company’s business plan forward, Management may evaluate opportunities to acquire, license or joint venture with other parties involved in toll milling, processing, or mining related activities, which may include Granite Peak Resources, LLC and its affiliated entities, including, but not limited to, Nederland Mining Group, LLC, NovaMetallix, Inc., and BlackBear Natural Resources, LTD. (f/k/a/ Calais Resources, Inc.).

Employees

As of December 31, 2019, we did not have any employees. The Company’s and its subsidiaries’ officers, directors and independent contractors conduct all operations.

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

Risks Related to Our Financial Condition

WE CURRENTLY DO NOT HAVE ENOUGH CASH TO FUND OPERATIONS AND/OR REDUCE OUR DEBT DURING 2020.

We have very limited funds, and such funds are not adequate to develop our current business plan, or even to satisfy our existing working capital requirements. We will be required to raise additional funds to effectuate our current business plan for permitted custom processing toll milling and to satisfy our working capital requirements. Without significant additional capital, we will be unable to start operations. With respect to our proposed permitted custom processing toll milling operations, the costs and ability to successfully operate have not been fully verified because none of our proposed tolling operations have begun and we may incur unexpected costs or delays in connection with starting operations. The cost of designing and building our operations and of finding customers and sources of ore for our toll milling sources can be extensive and will require us to obtain additional financing, and there is no assurance that we will have the resources necessary or the financing available to attain operations or to acquire customers and ore sources necessary for our long-term business. Our ultimate success will depend on our ability to raise additional capital. Additionally, such additional capital may not be available to us at acceptable terms or at all. Further, if we increase our capitalization and sell additional shares of our capital stock, a shareholder’s position in our Company will be subject to dilution. In the event we are unable to obtain additional capital, we may be forced to cease our search for additional business opportunities, reduce our operating expenditures or to cease operations altogether.

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

OUR INDEPENDENT AUDITORS HAVE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The financial statements for each of these periods were prepared assuming that we would continue as a going concern. We have had net losses for each of the years ended December 31, 2019 and 2018, and we have an accumulated a deficit as of December 31, 2019. In the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we do not expect to generate any significant revenues from operations for the foreseeable future, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital through equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

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

OUR MAJOR ASSETS ARE ENCUMBERED UNDER A DEED OF TRUST OR PLEDGED.

The Tonopah property is subject to a first deed of trust securing s $2,500,000 promissory note in default plus interest accrued through December 31, 2019 of $ 1,143,474 held by Granite Peak Resources, LLC (“GPR”), a related party. In addition, the Company entered into a Forbearance Agreement with GPR effective December 20, 2019. GPR has agreed to forbear any foreclosure proceedings for six months in exchange for the Company pledging the stock of its subsidiary and its subsidiaries as additional collateral under its outstanding obligations.

On March 16, 2020 the Company executed a Line of Credit (“LOC”) with GPR evidenced by a promissory note. The LOC is for up to $2,500,000, matures over three years and is be secured by the Company’s real and personal property GPR already has under lien.

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

Risks Relating to Our Business

WE WILL REQUIRE ADDITIONAL FINANCING TO FUND OUR PERMITTED CUSTOM PROCESSING TOLL MILLING DEVELOPMENT AND OPERATIONS.

Substantial additional financing will be needed in order to fund the current plan to begin toll milling services and develop and maintain the Tonopah property. Our means of acquiring investment capital is limited to private equity and debt transactions. We have no significant sources of currently available funds to engage in additional development. Without significant additional capital, we will be unable to fund our current property interests or effectuate our current business plan for permitted custom processing toll milling and mining services. See “—Risks Relating to Our Financial Condition – We Currently Do Not Have Enough Cash to Fund Operations, and/or Reduce Debt During 2020”

OUR PERFORMANCE MAY BE SUBJECT TO FLUCTUATIONS IN MINERAL PRICES.

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

ITEM 3. LEGAL PROCEEDINGS

Stephen E. Flechner v. Standard Metals Processing, Inc.

On April 29, 2014, Stephen E. Flechner filed suit in the United States District Court for the District of Colorado against Standard Metals Processing, Inc. alleging that Standard Metals had refused to allow him to exercise stock options granted to him pursuant to a Stock Option Agreement, dated April 1, 2010, and a second Stock Option Agreement, dated January 21, 2011. On June 12, 2014, Standard Metals filed an Answer and a Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. On January 16, 2015, Standard Metals filed a Motion for Summary Judgment. On January 23, 2015, the Court issued an Order granting in part and denying in part Standard Metals’ Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. The Court in its Order stayed further proceedings in Colorado pending the issuance of orders by the Alabama court. Thereafter, on January 26, 2015, the Court issued an Order vacating the February 20, 2015 Trial Preparation Conference and the March 9, 2015 Bench Trial. On March 23, 2015, the Court issued an Order denying Standard Metals’ Motion for Summary Judgment. On March 30, 2015, Flechner filed a Motion to Lift the Stay. On March 31, 2015, the Court issued an Order granting Flechner’s Motion to Lift the Stay. On April 6, 2015, the Court issued an Order scheduling a Bench Trial for July 29, 2015. On April 9, 2015, Flechner filed a Motion for Reconsideration of the Court’s March 23, 2015 Order Denying Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On May 1, 2015, the Court issued an Order Granting Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On August 12, 2015 the United Stated District Court for the District of Colorado issued a judgment in favor of Stephen E. Flechner for $2,157,000. An amended final judgment was ordered in adjudication of the Complaint by the U.S. District Court for the District of Colorado (the “Court”) on August 28, 2015 in favor of Flechner in the amount of $2,157,000, plus interest through the date of judgment of $235,246, plus interest of $472.76/day from August 28, 2015 until paid in full. The Company, in good faith anticipation of a settlement did not appeal the judgment and therefore, the Company’s notice of appeal was dismissed on November 17, 2015. This judgment is now non-appealable. The Company has recognized the daily interest due from the date of the August 28, 2015 judgment through December 31, 2019, totaling $772,063, resulting in a total amount of $3,164,309 being included in the Accrual for settlement of lawsuits relating to this matter in the accompanying December 31, 2019 consolidated balance sheet.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB under the symbol “SMPR.” As of April 1, 2020, the last closing sale price of our common stock as reported by OTCQB was $0.0345 per share. The following table sets forth for the periods indicating the range of high and low closing sale prices of our common stock:

Period	High	Low

Quarter Ended March 31, 2019	$0.085	$0.0236
Quarter Ended June 30, 2019	$0.0799	$0.031
Quarter Ended September 30, 2019	$0.06	$0.036
Quarter Ended December 31, 2019	$0.077	$0.0399

Quarter Ended March 31, 2018	$0.185	$0.035
Quarter Ended June 30, 2018	$0.21	$0.10
Quarter Ended September 30, 2018	$0.225	$0.064
Quarter Ended December 31, 2018	$0.13	$0.03

The quotations from the QTCQB above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions.

Transfer Agent

Our transfer agent is American Stock Transfer & Trust Company, LLC, and is located at 6201 15th Avenue, Brooklyn, New York, NY 11219. Their telephone number is (718) 921-8124 and their website is www.astfinancial.com.

Holders of Common Stock

As of April 1, 2020 there were 193 shareholders of record of our common stock. As of such date, 133,997,423 shares were issued and 128,997,423 were outstanding.

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

During the year ended December 31, 2019, Granite Peak Resources, LLC (“GPR”), a related party, advanced $205,655 in direct payments on the Company’s behalf, to reduce certain accounts payable by $137,655 and outstanding convertible promissory notes by $68,000. In December 2019, GPR was issued a promissory note for $192,080 which it exchanged as consideration for exercising a stock option for 4,500,000 restricted common shares at an approved reduced conversion price of $0.0426, which was the market price on the date of exercise (based on the average of the median price and VWAP for the preceding 90 days). The remaining $13,575 of advance was subsequently included in a line of credit evidenced by a convertible promissory note. Accordingly, the $13,575 advance has been so classified as such at December 31, 2019.

After the foregoing note conversions and advance received, there was $113,575 of principal and $96,659   of accrued interest outstanding on convertible debentures at December 31, 2019. With exception of the $13,575 of principal advanced by a related party during the year ended December 31, 2019, a pre-existing $100,000 convertible note is in default.

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

Water Pollution Control Permit

Through the Company’s subsidiaries, a Water Pollution Control Permit (“WPCP”) Application will need to be filed with the Nevada Department of Environmental Protection (“NDEP”) Bureau of Mines and Mining Reclamation (“BMMR”) for the approval of the permits necessary for a small-scale mineral processing facility planned for the Tonopah Property. The plant will perform laboratory testing, pilot testing, and custom processing of precious metal ores and concentrates from mining industry clients. Processing of ore materials will employ standard mineral processing techniques including gravity concentration, froth flotation and chemical leaching and carbon stripping.

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

Business Plan

The Company is reexamining its next steps for developing a processing facility. In an effort to move the Company’s business plan forward, Management may evaluate opportunities to acquire, license or joint venture with other parties, which may include related parties, involved in toll milling, processing, or mining related activities, The Company is reexamining its next steps for developing a processing facility. In an effort to move the Company’s business plan forward, Management may evaluate opportunities to acquire, license or joint venture with other parties, which may include related parties, involved in toll milling, processing, or mining related activities, which may include Granite Peak Resources, LLC and its affiliated entities including, but not limited to Sustainable Metal Solutions, LLC (f/k/a Nederland Mining Group, LLC), NovaMetallix, Inc, and Black Bear Natural Resources, LTD (f/k/a Calais Resources, Inc.).

On March 27, 2020 the Company engaged NovaMetallix, Inc. (“NMX”), a member of the Sustainable Metal Solutions Group, a GPR affiliate, to conduct a study of the quantity and quality of our historic mine tailings, and the economic feasibility of processing them to reclaim their residual content of gold, silver, and other valuable metals.  NMX, a firm comprised of world class mining, geological and metallurgical engineering professionals, is dedicated to the rapidly developing field of sustainable metal recovery.  NMX has agreed to conduct the study of the Company’s tailings at its cost and expense in exchange for the exclusive right to process the tailings should their economic assessment prove positive. The terms of such processing to be mutually agreed upon in the future based on the results of the assessment.

Results of Operations

Comparison of the Years Ended December 31, 2019 and December 31, 2018

Revenues

We had no revenues from any operations for the years ended December 31, 2019 and 2018. Furthermore, we do not anticipate any significant future revenue until we have sufficiently funded construction and begin operations.

General and Administrative Expenses

General and administrative expenses were $43,875 for the year ended December 31, 2019 as compared to $123,057 for the same period in 2018. For the year ended December 31, 2019, general and administrative expenses and professional fees were severely cut due to lack of funding. During the year ended December 31, 2018, the nature of expenses were relatively the same, however we were able to incur and pay normal professional and legal fees and other necessary expenses due to greater liquidity. We anticipate that future administration and operating expenses will increase for fiscal 2020 as we continue to build the infrastructure to proceed with our planned custom processing toll milling services.

Other Income and Expenses

Each year we receive monthly payments of $608 per month from American Tower Corporation for a cellular tower located on our Tonopah land. In addition, during the year ended December 31, 2018, the Company recognized gains due to write off of numerous accrued claims that were no longer enforceable or settled for less than face amount aggregating $1,064,480. There were no similar circumstances during the year ended December 31, 2019.

Interest expense for the year ended December 31, 2019 was $641,430, compared to $885,801 for the respective period in 2018. The $244,371 decrease during 2019 compared to 2018 is principally related to the Company’s resumption of accruing interest on the Flechner judgement in 2018, which it had ceased accruing in 2016 and 2017 in anticipation of a likely settlement of the judgement and its interest in full between the parties which became unlikely in early 2018. The remaining interest expense relates primarily to the interest due at rates ranging from 6% to 10% on notes payable to related parties and our convertible promissory notes outstanding during both periods.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements through the issuance of short-term debt, convertible debt and through equity capital we have received via certain shareholders exercising their warrants and loans from related parties during the years ended December 31, 2019 and 2018. We do not anticipate generating sufficient positive cash flows from our operations to fund the next 12 months. We had a working capital deficit of $9,903,959 at December 31, 2019. Cash was $1,945 at December 31, 2019, as compared to cash of $1,001 at December 31, 2018.

Our cash reserves will not be adequate to meet our operational needs and thus, we need to raise additional capital to pay for our operational expenses and provide for capital expenditures. Our basic operational expenses are currently estimated at approximately $10,500 per month, without regard to accrued interest of approximately $54,000 per month. Above our basic monthly expenses, we estimate that we need approximately $10,000,000 to begin limited toll milling operations. If we are not able to raise additional working capital, we may have to cease operations altogether.

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

During the year ended December 31, 2019, Granite Peak Resources, LLC (“GPR”), a related party, advanced $205,655 in direct payments on the Company’s behalf, to reduce certain accounts payable by $137,655 and outstanding convertible promissory notes by $68,000. In December 2019, GPR was issued a promissory note for $192,080 which it exchanged as consideration for exercising a stock option for 4,500,000 restricted common shares at an approved reduced conversion price of $0.0426, which was the market price on exercise. The remaining $13,575 of advance was subsequently included in a line of credit evidenced by a convertible promissory note  . Accordingly, the $13,575 advance has been so classified as such at December 31, 2019.

After the foregoing note conversions and advance received, there was $113,575 of principal and $96,659  of accrued interest outstanding on convertible debentures at December 31, 2019. With exception of the $13,575 of principal advanced by a related party during the year ended December 31, 2019, a pre-existing $100,000 convertible note is in default.

Going Concern

The consolidated financial statements contained in this annual report on Form 10-K have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through the period ended December 31, 2019 of $103,862,127, and a working capital deficit of $9,903,959, as well as negative cash flows from operating activities. Presently, the Company does not have adequate cash resources to meet its debt obligations in the 12 months following the date of this filing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance its capital requirements, as well as for general and administrative expenses. These alternatives include raising funds through public or private equity markets and either through institutional or retail investors. Although there is no assurance that the Company will be successful with its fund-raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

Working Capital Deficiency

	December 31, 2019	December 31, 2018
Current assets	$1,945	$1,001
Current liabilities	9,905,904	9,419,875
Working capital deficiency	$(9,903,959)	$(9,418,874)

Current assets remained stable between periods. The increase in current liabilities is primarily due to an increase in accrued interest relating to the Company’s convertible debentures and notes payable, as well as the increase of convertible debt balances as a result of increasing advances from related party, Granite Peak Resources, LLC.

Cash Flows

	Years Ended December 31,
	2019	2018
Net cash provided by (used in) operating activities	$944	$(139,184)
Net cash provided by investing activities	—	--
Net cash provided by financing activities	---	138,000
Increase (decrease) in cash	$944	$(1,184)

Operating Activities

Net cash provided by operating activities was $944 for the year ended December 31, 2019.

Net cash used in operating activities was $139,184 for the year ended December 31, 2018, primarily due to the derecognition of certain accounts payable and accrued expenses of $1,064,480, and a loss of $10,154, offset by amortization of debt issuance costs.

Investing Activities

For the year ended December 31, 2019 and 2018 the Company conducted no investing activities.

 Financing Activities

The Company’s financing during 2019 was from advances from a related party paid to certain vendors and noteholders on the Company’s behalf totaling $205,655. For the year ended December 31, 2018, net cash provided by financing activities was $138,000, which was from the issuance of short term convertible promissory notes and the proceeds from the exercise of an option on 250,000 shares of common stock.at the reduced price of $25,000.

Off-Balance Sheet Arrangements

During the year ended December 31, 2019, we did not engage in any off-balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

Impairment of Long-lived Assets

We are reviewing the property and equipment, intangible assets subject to amortization and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset class may not be recoverable. Indicators of potential impairment include: an adverse change in legal factors or in the business climate that could affect the value of the asset; an adverse change in the extent or manner in which the asset is used or is expected to be used, or in its physical condition; and current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of the asset. If indicators of impairment are present, the asset is tested for recoverability by comparing the carrying value of the asset to the related estimated undiscounted future cash flows expected to be derived from the asset. If the expected cash flows are less than the carrying value of the asset, then the asset is considered to be impaired and its carrying value is written down to fair value, based on the related estimated discounted cash flows. There were no impairment charges in the year ended December 31, 2019, however, we decided to combine the carrying value of our mining and mineral assets as they are inseparable and depend upon each other in value creation.

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

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at December 31, 2019 and 2018. The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

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

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual reporting periods for public business entities beginning after December 15, 2017, including interim periods within that reporting period. The new standard permits the use of either the retrospective or cumulative effect transition method. The Company adopted this standard on January 1, 2018, however, as there have been no revenues to date, the Company does not expect the adoption to have a material impact.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard will be effective for our interim and annual periods beginning January 1, 2019 and must be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company has adopted the standard in 2018, but as the Company does not have any significant leases, it does not expect it to have a material impact on its financial position or results of operations.

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

Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were not effective as of December 31, 2019, because of the identification of the material weaknesses in internal control over financial reporting described below. Notwithstanding the material weaknesses that existed as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer have each concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”). We are currently taking steps to remediate such material weaknesses as described below.

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

As a result of our continued material weaknesses described below, management has concluded that, as of December 31, 2019, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment, management identified the following control deficiencies, which were previously identified, that still represent material weaknesses at December 31, 2019:

●	The Company, at times in the past prior to the period covered by this annual statement, entered into material transactions without timely obtaining the appropriate signed agreements, stock certificates and board approval prior to releasing cash funds called for by the transaction. Management believes the approval process currently in place is sufficient to alleviate any misappropriation of funds and will change procedures if and when circumstances indicate they are needed. Although the Company has taken steps to prevent this from happening by utilizing an escrow agent, agreements entered into by prior management will continue to cause an issue until such prior agreements terminate or expire.

●	Management did not design and maintain effective control relating to the quarter end closing and financial reporting process due to lack of evidence of review surrounding various account reconciliations and properly evidenced journal entries. Due to the Company’s limited resources, the Company has insufficient personnel resources and technical accounting and reporting expertise to properly address all of the accounting matters inherent in the Company’s financial transactions. Additionally, though the Company has recently formed a formal audit committee, the Company has not yet formalized processes and controls that would provide proper board oversight role within the financial reporting process. Management continues to search for additional board members that are independent and can add financial expertise and intends to formalize oversight processes in this area in an effort to remediate part of this material weakness.

●	The Company’s change in management, board members and officer positions resulting in changes of the responsible person for certain duties has caused delays in the timely review of financial data and banking information. The Company has very limited review procedures in place. This material weakness, previously identified, continued in 2019 as a result of additional management changes. Management plans to establish a more formal review process by the board members in an effort to reduce the risk of fraud and financial misstatements.

We are in the process of establishing certain steps in response to the identification of these material weaknesses that should result in certain changes in our internal control over financial reporting, but due to the Company’s limited funds and inability to add certain staff personnel, the changes may be limited and may also not be completely effective. There were no additional material weaknesses noted during the year ended December 31, 2019.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names of all directors and executive officers of the Company, their respective ages and all positions and offices with the Company held by each person as of December 31, 23019:

Name	Age	Positions with the Company
J. Bryan Read	57	Chief Executive Officer, Director, and Secretary
Sharon L. Ullman	73	Chief Financial Officer, Chief Administrative Officer and Director

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

As a member of the American Council of Renewable Energy (ACORE), Mr. Read has served on the Power and Infrastructure Committee and the Defense Initiatives Energy Committee. These committee positions allowed him to regularly provide input to elected officials on future energy policy. He regularly attends national energy conferences to connect and share ideas with public and private leaders in the energy community. Bryan is also the President and Founder of Keystone General Contracting and Technologies LLC., a Veteran Owned Small Business.

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

Ms. Ullman is active in philanthropic and government relations through her work as the Founder, President and Chief Executive Officer of S. L. Ullman & Associates, Inc., formed in 2007 as a private consulting firm, and has been recognized for her achievements in these areas.

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

Audit Committee, Compensation Committee and Financial Expert

The Company does not currently utilize a formal audit committee. There were no audit committee meetings held during 2019. Financial information relating to quarterly reports was disseminated to all board members for review. The audited financial statements for the years ended December 31, 2019 and 2018 were provided to each member of the board in which any concerns by the members were directed to management and the auditors. The Company does not currently utilize a compensation committee. There were no compensation committee meetings during 2019 and no actions taken by written consent

ITEM 11. EXECUTIVE COMPENSATION

General Philosophy

Our Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.

Executive Compensation

The following table summarizes the compensation of each named executive officer for the fiscal years ended December 31, 2019 and 2018 awarded to or earned by (i) each individual serving as our principal executive officer and principal financial officer of the Company and (ii) each individual that served as an executive officer of the Company at the end of such fiscal years who received compensation in excess of $100,000.

	Annual Compensation				Option	All Other	Total
Name and Principal Position	Year	Salary		Bonus	Awards (1)	Compensation	($)
J. Bryan Read,	2019
Chief Executive Officer	2018		$—	$—	$—	$—	$—

Sharon L. Ullman	2019	$		$—		$	$
Chief Financial Officer and Director	2018		$—	$—	$—	$—	$—

(1)	The amounts shown are the aggregate grant date fair values of these awards computed in accordance with Financial Accounting Standards Board (“FASB”) guidance now codified as Accounting Standards Codification (“ASC”) FASB ASC Topic 718, “Stock Compensation” (formerly under FASB Statement No. 123(R)).

Employment Agreements

We have not entered into any severance or change of control provisions with any of our other executive officers.

Equity Compensation Plans

No options were exercised by our named executive officers during the year ended December 31, 2019. In March 2019, Ms. Ullman exchanged her option for membership interest in Granite Peak Resources, LLC. This exchange was disclosed on a Schedule 13D filed with the Securities and Exchange Commission on March 29, 2019. At December 31, 2019 the executive officers held no options.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following information sets forth the number and percentage of shares of the Company’s common stock owned beneficially, as of April 1, 2020, by any person, who is known to the Company to be the beneficial owner of five percent or more of the Company’s common stock, and, in addition, by each director and each executive officer of the Company, and by all directors and executive officers as a group.

Information as to beneficial ownership is based upon statements furnished to the Company by such persons and the shareholder list provided by the Company’s transfer agent, American Stock Transfer & Trust Company, LLC, as of April 1, 2020.

Name and Address	Amount of Beneficial Ownership (1)	Percentage of Class %

Sharon Ullman	15,180,000	11.8%
611 Walnut Street
Gadsden, AL 35901

J. Bryan Read	150,000	*
611 Walnut Street
Gadsden, AL 35901

All directors and officers as a group (1 person)	15,330,000	11.4%

Granite Peak Resources, LLC.	75,012,862	55.19%
30 N Gould Street, Suite R
Sheridan, WY 82081

Tina Gregerson Family Properties LLC	14,270,000	10.6%
611 Walnut Street
Gadsden, AL 35901

(1)	Except as otherwise indicated, each person possesses sole voting and investment power with respect to the shares shown as beneficially owned. Shares are deemed owned in the same percentage as the individual’s ownership in the entity owning such shares.

(*)	Less than 1%

Equity Compensation Plans

The following table sets forth certain information regarding equity compensation plan information as of December 31, 2019:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (b)
Equity compensation plans approved by security holders	25,694,380	(1)	$—	49,305,620
	—		—	—
Equity compensation plans not approved by security holders	800,000	(2)	$—
	800,000	(3)	$—
	31,843	(4)	$—
	750,000	(5)	$—
Total	28,076,223		0.98

(1)	granted pursuant to the 2014 Option Plan, for individual grants. See the notes to the financial statements
(2)	granted to Stephen King
(3)	granted to Steven Flechner
(4)	represents 26,223 granted to Stephen King and 5,619 granted to Steven Flechner in accordance with the correction and adjustment. See Note 9 in the financial statements regarding the adjustment/correction of the 2010 Option Plan
(5)	represents 750,000 options granted and vested to Jim Stieben.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following describes certain relationships and related transactions that we have with persons deemed to be affiliates of ours. We believe that each of the transactions described below were on terms at least as favorable to our Company as we would have expected to negotiate with unaffiliated third parties.

Granite Peak Resources, LLC

During March 2019, the Company was informed that a change of control of the Company had occurred. Granite Peak Resources, LLC (“GPR”) through its members (including Pure Path Capital Management LLC) acquired 69,464,434 shares of common stock (including 4,500,000 options to purchase common stock). The members transferred their shares of common stock of the Company in exchange for a pro-rata ownership interest in GPR. GPR also acquired the senior secured creditor position previously held by Pure Path Capital Group LLC, which includes a $2,500,000 first deed of trust on the Tonopah property and an outstanding promissory note with a principal balance of $2,229,187 and accrued interest of $1,143,474 as of December 31, 2019, which is in default.. The members of Granite Peak Resources LLC are listed in the Schedule 13D filed by GPR on March 29, 2019. GPR has not communicated to the Company any plans to change any of the current officers or directors or governing documents and has expressed the purpose of its acquisition is to assist the Company execute on its business plan and resolve its current obligations and other claims. During December 2019, GPR purchased another 1,048,428 shares in private transactions and exercised the 4,500,000 stock options. As of the date of this filing, GPR is the beneficial owner of 58.1% of the Company’s common stock and is the Company’s largest secured creditor.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our Board of Directors appointed Turner, Stone & Company, L.L.P. (“Turner”) to audit our financial statements for the year ended December 31, 2019. The following tables set forth the fees billed to the Company for professional services rendered by Turner for the years ended December 31, 2019 and 2018:

Services	2019	2018
Audit fees	$40,000	$37,950
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$40,000	$37,950

Audit Fees

The aggregate fees billed are for professional services rendered by Turner for the audit of the Company’s annual consolidated financial statements and review of consolidated financial statements included in the Company’s Form 10-K and 10-Q for 2019, and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended December 31, 2019.

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

Pre-Approval Policies and Procedures

The Company has an audit committee but has yet to formalize processes and controls that would provide proper Board oversight. Our Board approves each engagement for audit or non-audit services before we engage our independent auditor to provide those services. The Board has not established any pre-approval policies or procedures that would allow our management to engage our independent auditor to provide any specified services with only an obligation to notify the audit committee of the engagement for those services. None of the services provided by our independent auditors for fiscal year 2019 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

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

STANDARD METALS PROCESSING, INC.

Dated: April 2, 2020	By:	/s/ J. Bryan Read
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

Name	Title	Date

/s/ J. Bryan Read	Chief Executive Officer, Secretary and Director	April 2, 2020
J. Bryan Read

/s/ Sharon Ullman	Chief Financial Officer and Director	April 2, 2020
Sharon Ullman

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STANDARD METALS PROCESSING, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2019 AND 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Standard Metals Processing, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Standard Metals Processing, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018 and the related consolidated statements of operations, shareholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the results of its consolidated operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

April 2, 2020

We have served as the Company’s auditor since 2013.

STANDARD METALS PROCESSING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018

Assets
Current assets:
Cash	$1,945	$1,001
Prepaid expenses	--	---
Assets held for Sale	--	---
Total current assets	1,945	1,011

Mining and Mineral Rights	3,883,524	3,883,524

Total Assets	$3,885,469	$3,884,525

Liabilities and Shareholders’ Deficit
Current liabilities:

Senior secured convertible promissory note payable, related party	$2,229,187	$2,229,187
Promissory notes payable - related party	477,500	477,500
Convertible promissory note, including $13,575 from related party	113,575	168,000
Accrual for settlement of lawsuits	3,164,309	2,976,623

Accounts payable	2,129,337	2,230,314
Accrued interest - Related party $1,325,558 and $1,096,235 at December 31, 2019 and December 31, 2018, respectively	1,791,996	1,338,251
Total current liabilities	9,905,904	9,419,875

Commitments and Contingencies (Note 9)

Preferred stock, 50,000,000 shares authorized:
Series A, $.001 par value, 10,000,000 shares issued and outstanding at December 31, 2019 and December 31, 2018	10,000,000	10,000,000

Shareholders’ deficit:

Common stock, $0.001 par value, 500,000,000 shares authorized: 133,997,423 issued and 128,997,423 outstanding at December 31, 2019 and 124,501,581 issued and 119,501,581 outstanding at December 31, 2018, respectively	128,997	124,497
Additional paid-in capital	87,712,695	87,525,115
Accumulated deficit	(103,862,127)	(103,184,962)
Total shareholders’ deficit	(16,020,435)	(15,535,350)
Total Liabilities and Shareholders’ deficit	$3,885,469	$3,884,525

The accompanying footnotes are an integral part of these consolidated financial statements.

 STANDARD METALS PROCESSING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
	December 31, 2019	December 31, 2018

Revenues	$—	$—

Operating expenses:
General and administrative	43,875	123,057
Total operating expenses	43,875	123,057
Loss from operations	(43,875)	(123,057)

Other income (expense):
Other income	8,140	6,083
Derecognition of debt	---	1,064,480
Interest expense	(641,430)	(885,800)
Amortization of debt discount	---	(71,860)
Total other income (expense)	(633,290)	112,903
Loss before income tax provision	(677,165)	(10,154)

Income tax provision	—	—
Net loss	$(677,165)	$(10,154)

Basic net loss per common share	$(0.01)	$(0.00)

Basic weighted average common shares outstanding	124,633,039	124,497,423

The accompanying footnotes are an integral part of these consolidated financial statements.

STANDARD METALS PROCESSING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Common stock outstanding		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance at December 31, 2017	119,501,581	$119,502	$87,201,267	$(103,174,808)	$(15,854,039)

Stock issued for the conversion of Notes payable and accrued interest	4,745,842	4,745	261,098	--	265,843

Shares issued upon exercise of options	250,000	250	24,750	--	25,000

Beneficial conversion of Convertible debt			38,000		38,000

Net loss for the year ended December 31, 2018	—	—	—	(10,154)	(10,154)

Balance at December 31, 2018	124,497,423	$124,497	$87,525,115	$(103,184,962)	$(15,535,350)

Shares issued upon exercise of option	4,500,000	4,500	187,580	--	192,080

Net loss for the year ended December 31, 2019	--	--	--	(677,165)	(677,165)

Balance at December 31, 2019	128,997,423	$128,997	$87,712,695	$(103,862,127)	$(16,020,435)

The accompanying footnotes are an integral part of these consolidated financial statements.

STANDARD METALS PROCESSING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31, 2019		December 31, 2018
OPERATING ACTIVITIES:
Net loss		$(677,165)	$(10,154)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Amortization of debt issuance costs		---	71,860
Gain on derecognition of certain accounts payable and accrued expenses			(1,064,480)
Changes in operating assets and liabilities:
Prepaid expenses		---	11,145
Assets held for sale		---	12,000
Accounts payable		36,678	(19,001)
Accrued expenses		---	---
Accounts payable related party		---	(1,000)
Accrual for settlement of lawsuits		187,686	475,623
Accrued interest – related parties		453,745	384,823
Net cash provided by (used in) operating activities		944	(139,184)

INVESTING ACTIVITIES:
Proceeds from the sale of assets		—	—
Net cash provided by investing activities		—	—

FINANCING ACTIVITIES:
Cash received on exercise of common stock option		---	25,000
Cash proceeds from convertible promissory notes		----	113,000
Net cash provided by financing activities		---	138,000

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS		944	(1,184)
CASH AND CASH EQUIVALENTS, beginning of period		1,001	2,185
CASH AND CASH EQUIVALENTS, end of period		$1,945	$1,001

Supplemental cash flow disclosures
Cash paid for interest cost	$	---	$14,101
Income taxes paid		$—	$—
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Debt discount on convertible notes payable	$	---	$38,000
Common stock issued	$	---	$25,000
Settlement of liabilities through direct payment by related party		$205,655	$—
Conversions into common stock of convertible debt and accrued interest	$	----	$265,843
Related party promissory note settled by exercise of options		$192,080	—

The accompanying footnotes are an integral part of these consolidated financial statements.

STANDARD METALS PROCESSING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2019, the Company incurred losses from operations of $677,165. At December 31, 2019, the Company had an accumulated deficit of $103,862,127 and a working capital deficit of $9,903,959. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the year ended December 31, 2019, the Company received net cash proceeds of $205,625 from the promissory notes payable, $192,080 of which was cancelled as consideration for the exercise of a stock option at an approved reduced price. Management believes that private placements of equity capital and/or additional debt financing will be needed to fund our long-term operating requirements. The Company may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

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

Long-Lived Assets

The Company will periodically evaluate the carrying value of long-lived assets to be held and used, including but not limited to, mineral properties, mine tailings, mine dumps, capital assets and intangible assets, when events and circumstances warrant such a review and at least annually. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose. There were no impairment charges during the years ended December 31, 2019 and December 31, 2018.

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

Revenue Recognition and Deferred Revenue

As of December 31,2019, we have recorded no revenues from custom permitted processing toll milling. If we achieve revenue generation, the Company plans to report such revenues consistent with ASC Topic 606.

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

At December 31, 2019 and 2018, the weighted average shares from stock options of 28,076,223 and 32,576,223, respectively and warrants of 4,865,640 and 4,865,640, and number of equivalent shares of convertible notes payable 688,525 and 328,500 respectively were excluded from the diluted weighted average common share calculation due to the antidilutive effect such shares would have on net loss per common share.

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

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual reporting periods for public business entities beginning after December 15, 2017, including interim periods within that reporting period. The new standard permits the use of either the retrospective or cumulative effect transition method. The Company adopted this standard on January 1, 2018, but as there have been no revenues to date, the Company does not expect the adoption to have a material impact and no transition method will be necessary upon adoption.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard will be effective for our interim and annual periods beginning January 1, 2019 and must be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company adopted this standard January 1, 2018, but as the Company does not have any significant leases, it does not expect it to have a material impact on its financial position or results of operations.

During the year ended December 31, 2019 and through April 1, 2020, there were several new accounting pronouncements issued by the Financial Accounting Standards Board.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of December 31, 2019, through the date which the consolidated financial statements were issued. Based upon the review, other than described in Note 11 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

NOTE 3 – MINING AND MINERAL RIGHTS

The Company is preparing the Tonopah property site for the construction of a permitted custom processing toll milling facility including grading the land, installing fencing and working with contractors for our planned 21,875 square foot building and servicing and drilling various wells for our future operations.

The Company has continued to assess the realizability of its mining and mineral rights. Based on an assessment the Company conducted in November 2019, the Company decided its land, mineral rights and water rights are inseparable and depend on each other in value creation, during the year ended December 31, 2018, the Company combined the carrying value the assets to present them more clearly to their interdependent use:

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

The outstanding principal balance on the note was $2,229,187 as of both December 31, 2019 and 2018, with related accrued interest of $1,143,473 and $955,701, respectively. In March 2019, Pure Path’s interest was acquired by Granite Peak Resources, LLC. This Note is in default. See Note 11– Subsequent Events.

NOTE 6 – PROMISSORY NOTES PAYABLE - RELATED PARTY

On February 11, 2015, the Company issued an unsecured promissory note (the “Note”) to Tina Gregerson Family Properties, LLC, an entity controlled by a former director of the Company. The Note for up to $750,000, was provided in tranches. Maturity of each tranche is one year from the date of receipt. Under the terms of the Note, the Company received $200,000 on February 11, 2015, $48,000 on February 13, 2015, $50,000 on April 13, 2015, $150,000 on July 31, 2015, $2,500 on October 20, 2015, $12,000 on October 29, 2015 and $15,000 on November 4, 2015. Interest accrues at 8% per annum on each tranche. Accrued interest was $182,084 and $140,535 as of December 31, 2019 and 2018, respectively. This note is in default.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

In January 2018, the Company issued three convertible promissory notes in the principal amounts of $8,000, $40,000 and $15,000. The notes are due one year from date of issuance and accrue interest at 6%. The notes are convertible into common shares of the Company at a conversion price of $0.05, with no adjustments to the conversion price. The conversion feature meets the definition of conventional convertible debt and therefore qualifies for the scope exception in Accounting Standards Codification (“ASC”) 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was a $38,000 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method. Amortization expense of $38,000 was recognized related to these discounts in the year ended December 31, 2018, including the accelerated amortization upon conversion of two of these notes, as discussed below.

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

During May 2018 and June 2018, two of the convertible promissory notes outstanding as of the year ending December 31, 2017, and two notes that were issued in May 2018 totaling principal of $105,000 together with accrued interest of $2,387, were converted into an aggregate of 2,051,864 shares of restricted common stock, at conversion prices ranging from $0.05 to $0.09. Upon conversion the related unamortized debt discount of $16,277 was expensed and is included in the $71,860 amortization expense for the year ended December 31, 2018.

On June 14, 2018, the Company settled an outstanding account payable through the issuance and subsequent conversion of a convertible promissory note in the principal amount of $10,000. The note, which was issued December 29, 2017, was due December 29, 2018 and accrued interest at 6%. The note was convertible into common shares of the Company at a conversion price of $0.025. The note was issued as a settlement in exchange for a $91,463 account payable, that the noteholder purchased from a vendor on December 29, 2017. Upon conversion of the note into 411,046 shares of restricted common stock of the Company, the noteholder signed a debt settlement and release agreement for the outstanding account payable, resulting in a gain on settlement to be recognized in the year ended December 31, 2018, of $81,463.

During the year ended December 31, 2019 a related party advanced $205,655 in direct payments on the Company’s behalf, to reduce certain accounts payable by $137,655 and outstanding convertible promissory notes by $68,000. The advance was made by Granite Peak Resources, LLC (“GPR”), a related party. In December 2019, GPR was issued a promissory note for $192,080 which it exchanged as consideration for exercising a stock option for 4,500,000 restricted common shares at an approved reduced conversion price of $0.0426, which was the market price on exercise. The remaining $13,575 of advance was subsequently included in a line of credit evidenced by a new convertible promissory note  . See Note 9 - Commitments and Contingencies. Accordingly, the $13,575 advance has been so classified as such at December 31, 2019.

After the foregoing note conversions and advance received, there was $113,575 of principal and $96,659 of accrued interest outstanding on convertible debentures at December 31, 2019. With exception of the $13,575 of principal advanced by a related party during the year ended December 31, 2019, a pre-existing $100,000 convertible note is in default.

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

Common Stock

Common Stock issued on exercise of stock option

On December 21, 2019 a promissory note payable totaling $192,080 was exchanged as consideration for exercising a stock option for 4,500,000 restricted common shares at an approved reduced conversion price of $0.0426, which was the market price on exercise.

Sale of Common Stock

None.

Option Grants

The following tables summarize information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price
Options outstanding - December 31, 2017	32,576,223	$0.99
Granted	—	—
Cancelled or expired	---	0.88
Exercised	—	—
Options outstanding –December 31, 2018	32,576,223	$0.98
Granted	—	—
Cancelled or expired	—	—
Exercised	4,500,000	—
Options outstanding –December 31, 2019	28,076,223	$1.07

In December 2019, 4,500,000 options granted in 2013 and originally exercisable at $0.44 per share were exercised at a price of $0.0426 per share (the current fair market value based on the average of the median price and VWAP for the preceding 90 days) in exchange for the cancellation of a note due a related party in the amount of $192,079.97. The Company remeasured the fair value of the 4,500,000 options using the Black-Scholes pricing model with the following inputs; stock price on date of exercise $0.04, revalued exercise price of $0.0426, time to maturity immediate exercise, annual risk free interest rate 1.57% and annualized volatility of 244.8%. No loss resulted from this revaluation and exercise in the year ended December 31, 2019. There were no unvested options at December 31, 2019.

The following tables summarize information about stock options outstanding and exercisable:

	Options Outstanding and Exercisable at December 31, 2019
Range of Exercise Prices	Number Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
$0.40 to $0.60	776,223	.8 years	$0.60	$—
$0.61 to $1.00	9,800,000	.7 years	$0.67	$—
$1.01 to $1.50	14,500,000	.8 years	$1.25	$—
$1.51 to $2.25	3,000,000	1.3 years	$1.63	$—
$0.40 to $2.25	28,076,223	.9 years	$1.07	$—

	Options Outstanding and Exercisable at December 31, 2018
Range of Exercise Prices	Number Exercisable	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
$0.40 to $0.60	5,276,223	1.9 years	$0.46	$—
$0.61 to $1.00	9,800,000	1.7 years	$0.67	$—
$1.01 to $1.50	14,500,000	1.8 years	$1.25	$—
$1.51 to $2.25	3,000,000	2.3 years	$1.63	$—
$0.40 to $2.25	32,576,223	1.9 years	$0.98	$—

(1)	The aggregate intrinsic value in the table represents the difference between the closing stock price on December 31, 2019 and 2018 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2019 and 2018.

Common Stock Purchase Warrants

For warrants granted to non-employees in exchange for services, the Company recorded the fair value of the equity instrument using the Black-Scholes pricing model unless the value of the services is more reliably measurable.

The Company and Wits Basin (Note 3) executed a Settlement Agreement on January 22, 2016 (Note 9). Pursuant to the terms of the Settlement Agreement, the Company issued 630,000 warrants to purchase common stock at an exercise price of $0.70 and 630,000 warrants at an exercise price of $0.30 to investors of Wits Basin. The warrants expired in 2018.

The following table summarizes information about the Company’s stock purchase warrants outstanding and exercisable at December 31, 2019 and December 31, 2018:

	Number	Weighted Average Exercise Price	Range of Exercise Price	Weighted Remaining Contractual Life
Outstanding at December 31, 2017	6,125,640	$0.86	$0.20 – 2.00	2.2 years
Granted	—
Cancelled or expired	(1,260,000)	$.50	$0.30 -0.70
Exercised	—
Outstanding at December 31, 2018	4,865,640	$0.84	$0.20 – 1.23	1.5 years
Granted
Cancelled or expired	---
Exercised	---
Warrants exercisable at December 31, 2019	4,865,640	$0.84	$0.20 - 1.23	0.5 years

The aggregate intrinsic value of the 4,865,640 outstanding and exercisable warrants at December 31, 2019 and 2018 was $0. The intrinsic value is the difference between the closing stock price on December 31, 2019 and 2018 and the exercise price, multiplied by the number of in-the-money warrants had all warrant holders exercised their warrants on December 31, 2019 and 2018.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Matters

Stephen E. Flechner v. Standard Metals Processing, Inc.

On April 29, 2014, Stephen E. Flechner filed suit in the United States District Court for the District of Colorado against Standard Metals Processing, Inc. alleging that Standard Metals had refused to allow him to exercise stock options granted to him pursuant to a Stock Option Agreement, dated April 1, 2010, and a second Stock Option Agreement, dated January 21, 2011. On June 12, 2014, Standard Metals filed an Answer and a Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. On January 16, 2015, Standard Metals filed a Motion for Summary Judgment. On January 23, 2015, the Court issued an Order granting in part and denying in part Standard Metals’ Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. The Court in its Order stayed further proceedings in Colorado pending the issuance of orders by the Alabama court. Thereafter, on January 26, 2015, the Court issued an Order vacating the February 20, 2015 Trial Preparation Conference and the March 9, 2015 Bench Trial. On March 23, 2015, the Court issued an Order denying Standard Metals’ Motion for Summary Judgment. On March 30, 2015, Flechner filed a Motion to Lift the Stay. On March 31, 2015, the Court issued an Order granting Flechner’s Motion to Lift the Stay. On April 6, 2015, the Court issued an Order scheduling a Bench Trial for July 29, 2015. On April 9, 2015, Flechner filed a Motion for Reconsideration of the Court’s March 23, 2015 Order Denying Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On May 1, 2015, the Court issued an Order Granting Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On August 12, 2015 the United Stated District Court for the District of Colorado issued a judgment in favor of Stephen E. Flechner for $2,157,000. An amended final judgment was ordered in adjudication of the Complaint by the U.S. District Court for the District of Colorado (the “Court”) on August 28, 2015 in favor of Flechner in the amount of $2,157,000, plus interest through the date of judgment of $235,246, plus interest of $472.76/day from August 28, 2015 until paid in full. The Company, in good faith anticipation of a settlement did not appeal the judgment and therefore, the Company’s notice of appeal was dismissed on November 17, 2015. This judgment is now non-appealable.  The Company has recognized the daily interest due from the date of the August 28, 2015 judgment through December 31, 2019, totaling $772,063, resulting in a total amount of $3,164,309 being included in the Accrual for settlement of lawsuits relating to this matter in the accompanying December 31, 2019 consolidated balance sheet

NOTE 10 - INCOME TAXES

The components of income tax expense for the years ended December 31, 2019 and 2018 consist of the following:

	2019	2018
Current tax provision	$—	$—
Deferred tax benefit	(142,000)	(203,000)
Valuation allowance	142,000	203,000
Total income tax provision	$—	$—

Reconciliations between the statutory rate and the effective tax rate for the years ended December 31, 2019 and 2018 consist as follows:

	2019	2018
Federal statutory tax rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	0%	0%
Permanent differences	—	—%
Valuation allowance	21.0%	21.0%
Effective tax rate	—	—

Significant components of the Company’s deferred tax assets as of December 31, 2019 and 2018 are summarized below. The calculations presented below at December 31, 2018 reflect the new U.S. federal statutory corporate tax rate of 21% effective January 1, 2018 (see Note 2).

	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$7,248,000	$7,106,153
Impairment of assets	6,941,000	6,940,737
Stock based compensation	2,228,000	2,227,801
Loss on settlement of debt	32,000	31,500
Total deferred tax asset	16,449,000	16,306,191
Valuation allowance	(16,449,000)	(16,3064191)
	$—	$—

As of December 31, 2019, the Company had approximately $34,516,000 of federal net operating loss carry forwards. These carry forwards, if not used, will begin to expire in 2028. Future utilization of their net operating loss carry forwards is subject to certain limitations under Section 382 of the Internal Revenue Code. The Company believes that the issuance of their common stock in exchange for the Shea Mining and Milling properties in March of 2011 resulted in an “ownership change” under the rules and regulations of Section 382. Accordingly, the Company’s ability to utilize their net operating losses generated prior to this date is limited to approximately $1,000,000 annually.

As of December 31, 2019, we do not believe any of our net operating loss carry forward consists of deductions generated by the exercise of warrants or options to purchase our stock. In the future, the stock options referenced in the above table of deferred tax items may be exercised and we may receive a tax deduction. To the extent that the tax deduction is included in a net operating loss carry forward and is in excess of amounts recognized for book purposes, no benefit will be recognized until the loss carry forward is recognized. Upon utilization and realization of the carry forward, the corresponding change in the deferred asset and valuation allowance will be recorded as additional paid-in capital.

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

NOTE 11 - SUBSEQUENT EVENTS

On March 16, 2020 the Company executed a Line of Credit (“LOC”) with GPR evidenced by a promissory note. The LOC is for up to $2,500,000, matures over three years and may be increased by up to another $1,000,000 and extended an additional two years, respectively, at GPR’s sole option. The LOC is for funding operating expenses critical to the Company’s redirection and all requests for funds may be approved or disapproved in GPR’s sole discretion. The LOC bears interest at 10% per annum, is convertible into shares of the Company’s common stock at a per share price of $0.04 based on the last closing sale price on the date of execution and will be secured by the real and personal property GPR already has under lien. As of the date of this filing, $64,335 has been drawn on this LOC.