Form 10-Q
period 2020-03-31
Standard Metals Processing, Inc.
filed 2020-04-13
CIK 773717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 10, 2020, there were 133,997,423 shares of Registrant’s common stock, par value $.001 issued, and 128,997,423 outstanding.

STANDARD METALS PROCESSING, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2020

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain statements which are forward-looking in nature and are based on the current beliefs of our management as well as assumptions made by and information currently available to management, general trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this Form 10-Q, the words “may,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict” and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. These statements reflect our judgment as of the date of this Form 10-Q with respect to future events, the outcome of which is subject to risks. We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectations, which may have a significant impact on our business, operating results, financial condition or your investment in our common stock, as described in Part II, Item 1A entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”) on April 2, 2020.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STANDARD METALS PROCESSING, INC.

CONDENSED Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash	$2,604	$1,945

Total current assets	2,604	1,945

Mining and mineral rights	3,883,524	3,883,524

Total Assets	$3,886,128	$3,885,469

Liabilities and Shareholders’ Deficit
Current liabilities:
Senior secured promissory note payable, related party	$2,229,187	$2,229,187
Promissory notes payable - related party	477,500	477,500
Convertible notes payable, including $64,355 from related parties	164,355	113,575
Accrual for settlement of lawsuits	3,207,329	3,164,309
Accounts payable	1,820,741	1,820,741
Accrued interest - Related party $1,382,609 and $1,325,558 at March 31, 2020 and December 31, 2019	2,251,902	2,100,592

Total current liabilities	10,151,014	9,905,904

Preferred stock, 50,000,000 shares authorized:
Series A, $.001 par value, 10,000,000 and 10,000,000 shares issued and outstanding at March 31, 2020 and December 31, 2019	10,000,000	10,000,000
Commitments and Contingencies (Note 6)
Shareholders’ deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized: 133,997,423 issued and 128,997,423 outstanding at March 31, 2020 and December 31, 2019	128,997	128,997
Additional paid-in capital	87,712,695	87,712,695
Accumulated deficit	(104,106,578)	(103,862,127)
Total shareholders’ deficit	(16,264,886)	(16,020,435)
Total Liabilities and Shareholders’ deficit	$3,886,128	$3,885,469

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	March 31, 2020	March 31, 2019

Revenues	$—	$—

Operating expenses:
General and administrative	52,220	1,643

Total operating expenses	52,220	1,643
Loss from operations	(52,220)	(1,643)

Other income (expense):
Other income	2,099	2,433
Interest expense, including related party of $57,051	(194,330)	(169,250)
Amortization of debt discount	---	---

Total other income (expense)	(192,231)	(166,817)
Loss before income tax provision	(244,451)	(168,460)

Income tax provision	—	—
Net loss	(244,451)	$(168,460)

Basic net loss per common share	(0.00)	$(0.01)

Basic weighted average common shares outstanding	128,997,423	124,497,423

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three months ended
	March 31, 2020		March 31, 2019
Cash flows from operating activities:
Net loss		$(244,451)		$(168,460)
Adjustments to reconcile net loss to cash flows provided by operating activities:
Expenses paid by related party		50,780		---
Changes in operating assets and liabilities
Prepaid expenses		---		---
Accounts payable		---		---
Accrued expenses		151,310		112,047
Accrual for settlement of lawsuits		43,020		57,204

Net cash provided by (used in) operating activities		659		791
Cash flows from investing activities:		—		—
Cash flows from financing activities:
Net cash provided by financing activities		---		---

Increase in cash		659		791
Cash, beginning of period		1,945		1001
Cash, end of period		$2,604		$1,792

Supplemental cash flow disclosures
Cash paid for interest cost	$	---	$	---
Income taxes paid		$—		$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Settlement of liabilities through direct payment by related party	$	---		$18,500
Debt discount on convertible notes payable	$	---	$	---
Conversions of convertible debt and accrued interest into common stock	$	---	$	---
Convertible note payable settled by exercise of stock option	$	---	$	---

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND

THE YEAR ENDED DECEMBER 31, 2019

	Common Stock			Accumulated
	Shares	Amount	APIC	Deficit	Total
Balance at December 31, 2018	124,497,423	124,497	87,525,115	(103,184,962)	(15,535,350)

Shares issued upon exercise of stock option	4,500,000	4,500	187,580	-	192,080

Net loss	---	-	-	(10,154)	(10,154)
Balance at December 31, 2019	128,997,423	$128,997	$87,712,695	$(103,862,127)	$(16,020,435)

Net loss	---	---	---	(244,451)	(244,451)

Balance at March 31,2020	128,997,423	$128,997	$87,712,695	$(104,106,578)	$(16,264,886)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2020, the Company had a net loss of $244,451. At March 31, 2020, the Company had an accumulated deficit of $104,106,578 and a working capital deficit of $10,148,410. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on their ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the three months ended March 31, 2020, a related party advanced $50,780 on the Company’s behalf to pay  certain operating expenses directly. As the related party intends to apply its advance toward a convertible note, it has been classified as such at March 31, 2020.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2019 filed April 2, 2020. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year as a whole.

Reclassification of Prior Year Presentation

Certain prior period amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on previously reported consolidated financial condition, results of operations, cash flows, and shareholders’ deficit.

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

Revenue Recognition and Deferred Revenue

As of March 31, 2020, the Company has not recognized any revenues from custom permitted processing toll milling. If we achieve revenue generation, the Company plans to report such revenues consistent with ASC Topic 606.

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

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at March 31, 2020 and December 31, 2019. The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

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

During the period ended March 31, 2020 and through the date of this filing, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

NOTE 3 – MINING AND MINERAL RIGHTS

The Company is preparing the Tonopah property site for the construction of a permitted custom processing toll milling facility including grading the land, installing fencing and working with contractors for our planned 21,875 square foot building and servicing and drilling various wells for our future operations.

The Company has continued to assess the realizability of its mining and mineral rights. Based on an assessment the Company conducted in January 2020. The Company decided its land, mineral rights and water rights are inseparable and depend on each other in value creation. Accordingly, during the year ended December 31, 2018, the Company combined the carrying value of the assets to present more clearly their intended use together.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

On March 16, 2020 the Company executed a Line of Credit (“LOC”) with Granite Peak Resources, LLC (“GPR”), a related party, evidenced by a convertible promissory note. The LOC is for up to $2,500,000, matures over three years, bears interest at 10% per annum, is convertible into shares of the Company’s common stock at a per share price of $0.04, and will be secured by the real and personal property GPR already has under lien. See Note 7. The LOC is for funding operating expenses critical to the Company’s redirection and all requests for funds may be approved or disapproved in GPR’s sole discretion.

At December 31, 2019, GPR had advanced $13,575 in contemplation of the LOC. During the three months ended March 31, 2020 GPR advanced an additional $50,780 which it used to pay directly certain operating expenses on the Company’s behalf. Both advances, amounting to $64,355 in total, have been included in the convertible promissory issued by the Company in connection with the LOC and classified accordingly at March 31, 2020.

Including the foregoing advances under the LOC, there was $164,355 of principal and $57,856 of accrued interest outstanding on convertible debentures at March 31, 2020. With exception of the $64,355 of principal advanced under the LOI to date, the pre-existing convertible note is in default.

NOTE 5 – SHAREHOLDERS’ DEFICIT

Common Stock

Common Stock issued on conversion of notes payable

None.

Option Grants

Option Grants

The Company recorded no compensation expense for the three months ended March 31, 2020 and 2019. As of March 31, 2020, there was $0 in unrecognized compensation expense.

The Company did not grant any options during the three months ended March 31, 2020, and 26,233 options expired; none were cancelled. There are no unvested options as of March 31, 2020.

The following tables summarize information about stock options outstanding and exercisable:

	Options Outstanding and Exercisable at March 31, 2020
Range of Exercise Prices	Number Exercisable	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
$0.40 to $0.60	750,000	.5 years	$0.64	$—
$0.61 to $1.00	9,800,000	.4 years	$0.67	$—
$1.01 to $1.50	14,500,000	.5 years	$1.25	$—
$1.51 to $2.25	3,000,000	1.0 years	$1.63	$—
$0.40 to $2.25	28,050,000	.6 years	$1.07	$—

(1)	The aggregate intrinsic value in the table represents the difference between the closing stock price on March 31, 2020 and December 31, 2019, and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on March 31, 2020 and December 31, 2019.

Common Stock Purchase Warrants

For warrants granted to non-employees in exchange for services, the Company recorded the fair value of the equity instrument using the Black-Scholes pricing model unless the value of the services is more reliably measurable.

The Company did not grant any warrants during the three months ended March 31, 2020 and no warrants were exercised, 100,000 expired, and none were cancelled. At March 31, 2020 there were 4,765,640 warrants outstanding, with exercise prices ranging from $0.89 to $1.23, a weighted exercise price of $0.84 and a weighted remaining contractual life of 0.5 years.

The aggregate intrinsic value of the 4,765,640 outstanding and exercisable warrants at March 31, 2020 and December 31, 2019 was $0. The intrinsic value is the difference between the closing stock price on March 31, 2020 and December 31, 2019 and the exercise price, multiplied by the number of in-the-money warrants had all warrant holders exercised their warrants on March 31, 2020 or December 31, 2019.

The following table summarizes information about the Company’s stock purchase warrants outstanding at March 31, 2020.

	Number	Weighted Average Exercise Price	Range of Exercise Price	Weighted Remaining Contractual Life (1)
Outstanding at December 31, 2018	4,865,640	$0.77	$0.20 – 1.23	1.5 years
Granted	—
Cancelled or expired	---
Exercised	—
Outstanding and exercisable at December 31, 2019	4,865,640	0.84	0.20 --1.23	1.5 years

Granted
Cancelled or expired	(100,000)	0.20	0.20 – 0.20
Outstanding and exercisable at March 31, 2020	4,765,640	$0.84	$0.89 - 1.23	0.5 years

(1)	The aggregate intrinsic value of the 4,765,640 and 4,865,640 outstanding and exercisable warrants at March 31, 2020 and December 31, 2019, respectively, was $0. The intrinsic value is the difference between the closing stock price on March 31, 2020 and December 31, 2019 and the exercise price, multiplied by the number of in-the-money warrants had all warrant holders exercised their warrants on March 31, 2020 and December 31, 2019.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Legal Matters

Stephen E. Flechner v. Standard Metals Processing, Inc.

On April 29, 2014, Stephen E. Flechner filed suit in the United States District Court for the District of Colorado against Standard Metals Processing, Inc. alleging that Standard Metals had refused to allow him to exercise stock options granted to him pursuant to a Stock Option Agreement, dated April 1, 2010, and a second Stock Option Agreement, dated January 21, 2011. On June 12, 2014, Standard Metals filed an Answer and a Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. On January 16, 2015, Standard Metals filed a Motion for Summary Judgment. On January 23, 2015, the Court issued an Order granting in part and denying in part Standard Metals’ Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. The Court in its Order stayed further proceedings in Colorado pending the issuance of orders by the Alabama court. Thereafter, on January 26, 2015, the Court issued an Order vacating the February 20, 2015 Trial Preparation Conference and the March 9, 2015 Bench Trial. On March 23, 2015, the Court issued an Order denying Standard Metals’ Motion for Summary Judgment. On March 30, 2015, Flechner filed a Motion to Lift the Stay. On March 31, 2015, the Court issued an Order granting Flechner’s Motion to Lift the Stay. On April 6, 2015, the Court issued an Order scheduling a Bench Trial for July 29, 2015. On April 9, 2015, Flechner filed a Motion for Reconsideration of the Court’s March 23, 2015 Order Denying Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On May 1, 2015, the Court issued an Order Granting Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On August 12, 2015 the United Stated District Court for the District of Colorado issued a judgment in favor of Stephen E. Flechner for $2,157,000. An amended final judgment was ordered in adjudication of the Complaint by the U.S. District Court for the District of Colorado (the “Court”) on August 28, 2015 in favor of Flechner in the amount of $2,157,000, plus interest through the date of judgment of $235,246, plus interest of $472.76/day from August 28, 2015 until paid in full. The Company, in good faith anticipation of a settlement did not appeal the judgment and therefore, the Company’s notice of appeal was dismissed on November 17, 2015. This judgment is now non-appealable. The Company has recognized the daily interest due from the date of the August 28, 2015 judgment through March 31, 2020, totaling $815,083, resulting in a total amount of $3,207,329 being included in the Accrual for settlement of lawsuits relating to this matter in the accompanying March 31, 2020 condensed consolidated balance sheet.

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

Pursuant to the Settlement and Release Agreement executed October 10, 2013 with the Company, Pure Path relinquished the foregoing rights and obligations owed to it and agreed to forbear collection remedies and legal proceedings against the Company including foreclosure on the Deed of Trust, and, in connection with the settlement and release of various debts of approximately $1,500,000 and the consulting fees owed by the Company, the Company issued 27,000,000 restricted shares and a Promissory Note (the “Pure Path Note”) for an amount of up to $2,500,000 with a beginning principal balance of $1,933,345 bearing interest of 8% per year for the current balance of the amounts owed under the Pure Path Agreements. The outstanding principal balance on the Pure Path Note was $2,229,187 as of both March 31, 2020 and December 31, 2019, with related accrued interest of $1,190,032 and $1,143,474, respectively. This Senior Secured Note is in default.

On February 11, 2015, the Company issued an unsecured promissory note (the “Note”) to Tina Gregerson Family Properties, LLC, an entity controlled by a former director of the Company. The Note for up to $750,000 was provided in tranches. Maturity of each tranche is one year from the date of receipt. Interest accrues at 8% per annum on each tranche. Under the terms of the Note, the Company received $477,500. At March 31, 2020 and December 31, 2019, there is $191,607 and $182,084 interest accrued. This Note is in default.

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

At March 31, 2020 the weighted average shares from stock options of 28,050,000, warrants of 4,765,640 and Convertible Promissory note shares of 1,950,721, and at December 31, 2019 the weighted average shares from stock options of 32,576,223 warrants of 4,865,640 and Convertible Promissory note shares of 650,869 were excluded from the diluted weighted average common share calculation due to the antidilutive effect such shares would have on net loss per common share.

NOTE 9 - SUBSEQUENT EVENTS

On April 10, 2020, Tonopah Resources, Inc. (“TR”) and Sustainable Metal Solutions, LLC (“SMS”), an affiliate of GPR, agreed to form a joint venture styled Esmeralda Renewal Energy Zone (“EREZ”) (effective date April 17, 2020). TR has agreed to contribute the solar energy rights attributable to the land in Esmeralda County, NV that will not be utilized for mineral processing to EREZ in exchange for SMS’s agreement to develop, manage and underwrite the EREZ venture. This agreement has been approved by the Company and its senior secured Lender, Granite Peak Resources LLC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis of financial condition and results of operations should be read in connection with the accompanying unaudited condensed financial statements and related notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on March 2020.

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

Business Plan

The Company is reexamining its next steps for developing a processing facility.  In an effort to move the Company’s business plan forward, the Company may evaluate opportunities to acquire, license, or joint venture with other parties involved in toll milling, processing, or mining related activities, which may include Granite Peak Resources, LLC and its affiliated entities including, but not limited to, Sustainable Metal Solutions, LLC (f/k/a Nederland Mining Group, LLC), NovaMetallix, Inc, and Black Bear Natural Resources, LTD (f/k/a Calais Resources, Inc.).

On March 27, 2020 TR engaged NovaMetallix, Inc. (“NMX”), a member of the Sustainable Metal Solutions Group, a GPR affiliate, to conduct a study of the quantity and quality of our historic mine tailings, and the economic feasibility of processing them to reclaim their residual content of gold, silver, and other valuable metals.  NMX, a firm comprised of world class mining, geological and metallurgical engineering professionals, is the leading force in the rapidly developing field of sustainable metals.  NMX has agreed to conduct the study of the Company’s tailings at its cost and expense in exchange for the exclusive right to process the tailings should their economic assessment prove positive. The terms of such processing to be mutually agreed upon in the future based on the results of the assessment.

On April 10, 2020, Tonopah Resources, Inc. (“TR”) and Sustainable Metal Solutions, LLC (“SMS”), an affiliate of GPR, agreed to form a joint venture styled Esmeralda Renewal Energy Zone (“EREZ”) (effective date April 17, 2020). TR has agreed to contribute the solar energy rights attributable to the land in Esmeralda County, NV that will not be utilized for mineral processing to EREZ in exchange for SMS’s agreement to develop, manage and underwrite the EREZ venture. This agreement has been approved by the Company and its senior secured Lender, Granite Peak Resources LLC.

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

Results of Operation

Comparison of Three Months Ended March 31, 2020 to Three Months Ended March 31, 2019

Revenues

We had no revenues from any operations for the three months ended March 31, 2020 and 2019. Furthermore, we do not anticipate any significant future revenue until we have sufficiently funded construction and begin operations.

General and Administrative Expenses

General and administrative expenses were $52,220 for the three months ended March 31, 2020, as compared to $1,643 for the same period in 2019. For the three months ended March 31, 2020, general and administrative expenses declined to minimal office costs due to lack of funding. In the three months ended March 31, 2020, the $52,220 total related principally to resumption of normal accounting and legal costs in addition to office expenses. We anticipate that that operating expenses will increase for fiscal 2020 as we continue to access more funding support.

Other Income and Expenses

We receive monthly lease payments of from American Tower Corporation for a cellular tower located on our Tonopah land. As such Other Income for the three months ended March 31, 2020 was $2,099 compared to $2,433 for the respective period in 2019.

Interest expense for the three months ended March 31, 2020 was $194,330, compared to $169,250 for the same period in 2019. Interest expense in 2020 and the 2019 amounts relate primarily to the interest due at rates ranging from 6% to 10% on our notes payable due related parties.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements through the issuance of convertible debt during the three months ended March 31, 2020 and 2019. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had a working capital deficit of $10,148,410 at March 31, 2020. Cash was $2,603 at March 31, 2020, as compared to cash of $1,945 at December 31, 2019.

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

Recent Financings

During the three months ended March 31, 2019, a related party advanced $18,500 which it used to pay directly, on the Company’s behalf, $8,500 to reduce certain accounts payable and $10,000 to reduce one of the outstanding convertible promissory notes. The advance was made by Granite Peak Resources, LLC (“GPR”), a related party which intends to convert the advance into a convertible promissory note.

 On March 16, 2020 the Company executed a Line of Credit (“LOC”) with GPR, a related party, evidenced by a convertible promissory note. The LOC is for up to $2,500,000, matures over three years, bears interest at 10% per annum, is convertible into shares of the Company’s common stock at a per share price of $0.04, and will be secured by the real and personal property GPR already has under lien. The LOC is for funding operating expenses critical to the Company’s redirection and all requests for funds may be approved or disapproved in GPR’s sole discretion.

Going Concern

The condensed consolidated financial statements contained in this quarterly report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through the period ended March 31, 2020 of $104,106,578, and a working capital deficit of $10,148,410, as well as negative cash flows from operating activities. Presently, the Company does not have sufficient cash resources to meet its debt obligations in the twelve months following the date of this filing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance its capital requirements, as well as for general and administrative expenses. These alternatives include raising funds through public or private equity markets and either through institutional or retail investors. Although there is no assurance that the Company will be successful with its fund-raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

Working Capital Deficiency

	March 31, 2020	December 31, 2019
Current assets	$2,604	$1,945
Current liabilities	10,151,014	9,905,904
Working capital deficiency	$(10,148,410)	$(9,903,959)

The balance and components of current assets are fairly consistent between periods. The increase in current liabilities is primarily due to accrual of interest on settlement of lawsuits and notes due related parties.

Cash Flows

	Three Months Ended March 31,
	2020	2019
Net cash provided by (used in) operating activities	$659	$791
Net cash provided by financing activities	---	---
Increase (Decrease) in cash	$659	$791

Operating Activities

Net cash provided by operating activities was $659 and $791 for the three months ended March 31, 2020 and 2019, respectively. Cash was provided by operating activities during both periods primarily due to payments for legal and accounting services and normal office expenses being dramatically cut due to lack of funding. Additionally, the net loss in both periods was offset by increases in accrued expenses.

Financing Activities

For the three months ended March 31, 2020, net cash provided by financing activities was $-0-. For the three months ended March 31, 2019, net cash provided by financing activities was also $-0-.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2020, we did not engage in any off-balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the three months ended March 31, 2020 and in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

Impairment of Long-lived Assets

We review our property and mining and mineral rights subject to amortization and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset class may not be recoverable. Indicators of potential impairment include: an adverse change in legal factors or in the business climate that could affect the value of the asset; an adverse change in the extent or manner in which the asset is used or is expected to be used, or in its physical condition; and current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of the asset. If indicators of impairment are present, the asset is tested for recoverability by comparing the carrying value of the asset to the related estimated undiscounted future cash flows expected to be derived from the asset. If the expected cash flows are less than the carrying value of the asset, then the asset is considered to be impaired and its carrying value is written down to fair value, based on the related estimated discounted cash flows. During the three months ended September, however, we decided to combine the carrying value of our mining and mineral assets as they are inseparable and depend upon each other in value creation. See Note 3. There were no impairment charges in the three months ended March 31, 2020,

Recent Accounting Standards

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

During the three months ended March 31, 2020 and through the date of this filing, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer and Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2020 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2020 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Stephen E. Flechner v. Standard Metals Processing, Inc.

On April 29, 2014, Stephen E. Flechner filed suit in the United States District Court for the District of Colorado against Standard Metals Processing, Inc. alleging that Standard Metals had refused to allow him to exercise stock options granted to him pursuant to a Stock Option Agreement, dated April 1, 2010, and a second Stock Option Agreement, dated January 21, 2011. On June 12, 2014, Standard Metals filed an Answer and a Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. On January 16, 2015, Standard Metals filed a Motion for Summary Judgment. On January 23, 2015, the Court issued an Order granting in part and denying in part Standard Metals’ Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. The Court in its Order stayed further proceedings in Colorado pending the issuance of orders by the Alabama court. Thereafter, on January 26, 2015, the Court issued an Order vacating the February 20, 2015 Trial Preparation Conference and the March 9, 2015 Bench Trial. On March 23, 2015, the Court issued an Order denying Standard Metals’ Motion for Summary Judgment. On March 30, 2015, Flechner filed a Motion to Lift the Stay. On March 31, 2015, the Court issued an Order granting Flechner’s Motion to Lift the Stay. On April 6, 2015, the Court issued an Order scheduling a Bench Trial for July 29, 2015. On April 9, 2015, Flechner filed a Motion for Reconsideration of the Court’s March 23, 2015 Order Denying Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On May 1, 2015, the Court issued an Order Granting Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. Standard Metals Processing, Inc. intends to continue to vigorously defend against claims by Steven E. Flechner. On August 12, 2015 the United Stated District Court for the District of Colorado issued a judgment in favor of Stephen E. Flechner for $2,157,000. An amended final judgment was ordered in adjudication of the Complaint by the U.S. District Court for the District of Colorado (the “Court”) on August 28, 2015 in favor of Flechner in the amount of $2,157,000, plus interest through the date of judgment of $235,246, plus interest of $472.76/day from August 28, 2015 until paid in full. The Company, in good faith anticipation of a settlement did not appeal the judgment and therefore, the Company’s notice of appeal was dismissed on November 17, 2015. This judgment is now non-appealable. The Company has recognized the daily interest due from the date of the August 28, 2015 judgement through March 31, 2020 totaling $815,084, resulting in a total amount of $3,207,330  being included in the Accrual for settlement of lawsuits relating to this matter in the accompanying March 31, 2020 condensed consolidated balance sheet.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item. We note, however, that an investment in our common stock involves a number of very significant risks. Investors should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended December 31, 2019 as filed with SEC on March 3, 2020, in addition to other information contained in such Annual Report and in this Quarterly Report on Form 10-Q, in evaluating the Company and our business before purchasing shares of our common stock. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

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

Date: April 13, 2020

By:	/s/ Sharon Ullman
Sharon Ullman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: April 13, 2020