Form 10-Q
period 2020-06-30
Standard Metals Processing, Inc.
filed 2020-09-30
CIK 773717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☑

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐  No ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of September 28, 2020, there were 138,630,343 shares of Registrant’s common stock, par value $.001 issued, and 133,630,343 outstanding.

STANDARD METALS PROCESSING, INC.

FORM 10-Q

FOR THE THREE AND SIX MONTHS  ENDED JUNE 30, 2020

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STANDARD METALS PROCESSING, INC.

CONDENSED Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash	$2,275	$1,945

Total current assets	2,275	1,945

Mining and mineral rights	3,883,524	3,883,524

Total Assets	$3,885,799	$3,885,469

Liabilities and Shareholders’ Deficit
Current liabilities:
Senior secured promissory note payable, related party	$2,229,187	$2,229,187
Promissory notes payable - related party	477,500	477,500
Convertible notes payable, including $117,354 from related parties	217,354	113,575
Accrual for settlement of lawsuits	3,270,634	3,164,309
Accounts payable	1,702,974	1,820,741
Accrued interest - Related party $1,444,556 and $1,325,558 at June 30, 2020 and December 31, 2019	2,199,132	2,100,592

Total current liabilities	10,096 ,781	9,905,904

Preferred stock, 50,000,000 shares authorized:
Series A, $.001 par value, 10,000,000 and 10,000,000 shares issued and outstanding at June 30, 2020 and December 31, 2019	10,000,000	10,000,000
Commitments and Contingencies (Note 6)
Shareholders’ deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized: 134,497,423 and 133,997,423 issued and 129,497,423 and 128,997,423 outstanding at June 30, 2020 and December 31, 2019, respectively	129,497	128,997
Additional paid-in capital	87,723,695	87,712,695
Accumulated deficit	(104,064,174)	(103,862,127)
Total shareholders’ deficit	(16,210,982)	(16,020,435)
Total Liabilities and Shareholders’ deficit	$3,885,799	$3,885,469

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended				Six Months Ended
	June 30, 2020		June 30, 2019		June 30, 2020	June 30, 2019

Revenues	$	---	$	---	$—	$—

Operating expenses:
General and administrative		64,584		10,694	116,804	12,337

Total operating expenses		64,584		10,694	116,804	12,337
Loss from operations		(64,584)		(10,694)	(116,804)	(12,337)

Other income (expense):
Other income		2,098		1,825	4,197	4,285
Derecognition of debt		115,424		---	115,424	---
Interest expense, including related party of $118,988		(10,534)		(153,235)	(204,864)	(322,485)

Total other income (expense)		106,988		(151,410)	(85,243)	(318,227)
Income (loss) before income tax provision		42,404		(162,104)	(202,047)	(330,564)

Income tax provision				---	—	—
Net income (loss)		$42,404		$(162,104)	$(202,047)	$(330,564)

Basic net gain (loss) per common share		$0.00		$(0.00)	$(0.00)	$(0.00)

Basic weighted average common shares outstanding		129,272,148		124,497,423	129,134,786	124,497,423

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30, 2020		June 30, 2019
Cash flows from operating activities:
Net loss		$(202,047)		$(330,564)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Gain on derecognition of certain accounts payable and accrued expenses		(115,424)		---
Expenses paid by related party		103,779		---
Changes in operating assets and liabilities
Prepaid expenses		---		---
Accounts payable		(2,343)		18,725
Accrued interest		98,540		211,787
Accrual for settlement of lawsuits		106,325		100,697

Net cash provided by (used in) operating activities		(11,170)		645
Cash flows from investing activities:		—		—
Cash flows from financing activities:		---		---
Proceeds from exercise of stock options		11,500		---
Net cash provided by financing activities		11,500
Increase in cash
Cash, beginning of period		330		645
Cash, end of period		1,945		1001
		$2,275		$1,646
Supplemental cash flow disclosures
Cash paid for interest cost
Income taxes paid	$	---	$	---
		$—		$—
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Settlement of liabilities through direct payment by related party
Debt discount on through direct payment of convertible notes payable		$103,779		$62,724
Conversions of convertible debt and accrued interest into common stock	$	---	$	---
Convertible note payable settled by exercise of stock option	$	---	$	---
	$	---		$--

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE  SIX MONTHS ENDED JUNE 30, 2020 AND

THE YEAR ENDED DECEMBER 31, 2019

	Common Stock			Accumulated
	Shares	Amount	APIC	Deficit	Total
Balance at December 31, 2018	124,497,423	124,497	87,525,115	(103,184,962)	(15,535,350)

Shares issued upon exercise of stock option	4,500,000	4,500	187,580	-	192,080

Net loss	---	-	-	(677,165)	(677,165)
Balance at December 31, 2019	128,997,423	$128,997	$87,712,695	$(103,862,127)	$(16,020,435)

Shares issued upon exercise of stock options and warrants	500,000	500	11,000	---	11,500
Net loss	---	---	---	(202,047)	(202,047)
Balance at June 30,2020	129,497,423	$129,497	$87,723,695	$(104,064,174)	$(16,210,982)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2020, the Company had a net loss of $202,047. At June 30, 2020, the Company had an accumulated deficit of $104,064,174 and a working capital deficit of $10,094,506. Additionally, all of the Company’s assets are under lien pursuant to the First Deed of Trust, UCC filings and securities pledge held by GPR, a related party. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on their ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the six months ended June 30, 2020, a related party advanced $103,779 on the Company’s behalf to pay certain operating expenses directly. As the related party intends to apply its advance toward a convertible note, it has been classified as such at June 30, 2020.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2019 filed April 2, 2020. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year as a whole.

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

Revenue Recognition and Deferred Revenue

As of June 30, 2020, the Company has not recognized any revenues from custom permitted processing toll milling. If we achieve revenue generation, the Company plans to report such revenues consistent with ASC Topic 606.

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

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at June 30, 2020 and December 31, 2019. The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

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

During the six months ended June 30, 2020 and through the date of this filing, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

NOTE 3 – MINING AND MINERAL RIGHTS

The Company is preparing the Tonopah property site for the construction of a permitted custom processing toll milling facility including grading the land, installing fencing and working with contractors for our planned 21,875 square foot building and servicing and drilling various wells for our future operations.

The Company has continued to assess the realizability of its mining and mineral rights. Based on an assessment the Company conducted in January 2020. The Company decided its land, mineral rights and water rights are inseparable and depend upon each other in value creation. Accordingly, during the year ended December 31, 2018, the Company combined the carrying value of the assets to present more clearly their intended use together.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

On March 16, 2020 the Company executed a Line of Credit (“LOC”) with Granite Peak Resources, LLC (“GPR”), a related party, evidenced by a convertible promissory note. The LOC is for up to $2,500,000, provides that all requests for funds may be approved or disapproved in GPR’s sole discretion, matures over three years, bears interest at 10% per annum, is convertible into shares of the Company’s common stock at a per share price of $0.04, and will be secured by the real and personal property GPR already has under lien or in pledge. See Note 7. The LOC is for funding operating expenses critical to the Company’s redirection including the resolution, on terms and conditions satisfactory to GPR, of the Company’s claims. However, GPR and the Company make no representation that the Company’s claims can be satisfactorily resolved voluntarily. Accordingly, GPR and the Company reserve all rights to employ every means legally available to seek the Company’s recapitalization.

At December 31, 2019, GPR had advanced $13,575 in contemplation of the LOC. During the six months ended June 30, 2020 GPR advanced an additional $103,779 which it used to pay directly certain operating expenses on the Company’s behalf. Both advances, amounting to $117,354 in total, have been included in the convertible promissory issued by the Company in connection with the LOC and classified accordingly at June 30, 2020.

Including the foregoing advances under the LOC, there was $217,354 of principal and $106,105  of accrued interest outstanding on convertible debentures at June 30, 2020. With exception of the $117,354 of principal advanced under the LOI to date, the pre-existing convertible note is in default.

NOTE 5 – SHAREHOLDERS’ DEFICIT

Common Stock

Common Stock issued on conversion of notes payable

On December 21, 2019 a promissory note payable totaling $192,080 was exchanged as consideration for exercising a stock option for 4,500,000 restricted common shares at a Board approved reduced exercise price of $0.0426, which was the market price on exercise.

Option Grants

Option Grants

The Company recorded no compensation expense for the six months ended June 30, 2020 and 2019. As of June 30, 2020, there was $0 in unrecognized compensation expense.

During the six months ended June 30, 2020, the Company did not grant any options, 826,223 options expired, and none were cancelled. During May 2020, 500,000 options were exercised at the reduced price of $0.023 per share, based upon market conditions which provided $11,500 for operations. There are no unvested options at June 30, 2020.

The following tables summarize information about stock options outstanding and exercisable:

	Options Outstanding and Exercisable at June 30, 2020
Range of Exercise Prices	Number Exercisable	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
$0.40 to $0.60	250,000	.25 years	$0.60	$—
$0.61 to $1.00	9,750,000	.33 years	$0.66	$—
$1.01 to $1.50	14,500,000	.33 years	$1.25	$—
$1.51 to $2.25	2,250,000	.75 years	$1.93	$—
$0.40 to $2.25	26,750,000	.4 years	$1.07	$—

(1)	The aggregate intrinsic value in the table represents the difference between the closing stock price on June 30, 2020 and December 31, 2019, and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on June 30, 2020 and December 31, 2019.

Common Stock Purchase Warrants

For warrants granted to non-employees in exchange for services, the Company recorded the fair value of the equity instrument using the Black-Scholes pricing model unless the value of the services is more reliably measurable.

The Company did not grant any warrants during the six months ended June 30, 2020, no warrants were exercised, 1,982,720 expired, and none were cancelled. At June 30, 2020 there were 1,882,290 warrants outstanding.

 The aggregate intrinsic value of the 1,882,290 outstanding and exercisable warrants at June 30, 2020, was $0. The intrinsic value is the difference between the closing stock price on June 30, 2020 and the exercise price, multiplied by the number of in-the-money warrants had all warrant holders exercised their warrants on June 30, 2020.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Legal Matters

Stephen E. Flechner v. Standard Metals Processing, Inc.

On April 29, 2014, Stephen E. Flechner filed suit in the United States District Court for the District of Colorado against Standard Metals Processing, Inc. alleging that Standard Metals had refused to allow him to exercise stock options granted to him pursuant to a Stock Option Agreement, dated April 1, 2010, and a second Stock Option Agreement, dated January 21, 2011. On June 12, 2014, Standard Metals filed an Answer and a Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. On January 16, 2015, Standard Metals filed a Motion for Summary Judgment. On January 23, 2015, the Court issued an Order granting in part and denying in part Standard Metals’ Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. The Court in its Order stayed further proceedings in Colorado pending the issuance of orders by the Alabama court. Thereafter, on January 26, 2015, the Court issued an Order vacating the February 20, 2015 Trial Preparation Conference and the March 9, 2015 Bench Trial. On March 23, 2015, the Court issued an Order denying Standard Metals’ Motion for Summary Judgment. On March 30, 2015, Flechner filed a Motion to Lift the Stay. On March 31, 2015, the Court issued an Order granting Flechner’s Motion to Lift the Stay. On April 6, 2015, the Court issued an Order scheduling a Bench Trial for July 29, 2015. On April 9, 2015, Flechner filed a Motion for Reconsideration of the Court’s March 23, 2015 Order Denying Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On May 1, 2015, the Court issued an Order Granting Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On August 12, 2015 the United Stated District Court for the District of Colorado issued a judgment in favor of Stephen E. Flechner for $2,157,000. An amended final judgment was ordered in adjudication of the Complaint by the U.S. District Court for the District of Colorado (the “Court”) on August 28, 2015 in favor of Flechner in the amount of $2,157,000, plus interest through the date of judgment of $235,246, plus interest of $472.76/day from August 28, 2015 until paid in full. The Company, in good faith anticipation of a settlement did not appeal the judgment and therefore, the Company’s notice of appeal was dismissed on November 17, 2015. This judgment is now non-appealable. The Company has recognized the daily interest due from the date of the August 28, 2015 judgment through June 30, 2020, totaling $878,388, resulting in a total amount of $3,270,634 being included in the Accrual for settlement of lawsuits relating to this matter in the accompanying June 30, 2020 condensed consolidated balance sheet.

NOTE 7 – RELATED PARTY TRANSACTIONS

During March 2019, the Company was informed that a change of control of the Company had occurred. Granite Peak Resources, LLC (“GPR”) through its members (including Pure Path Capital Management LLC) acquired 69,464,434 shares of common stock (including 4,500,000 warrants to purchase common stock). The members transferred their shares of common stock of the Company in exchange for a pro-rata ownership interest in GPR. GPR also acquired the senior secured creditor position previously held by Pure Path Capital Group LLC, which includes a $2,500,000 first deed of trust on the Tonopah property and an outstanding promissory note with a principal balance of $2,229,187 and accrued interest of $1,236,580 as of June 30, 2019. The members of Granite Peak Resources LLC are listed in the Schedule 13D filed by GPR on March 29, 2019. GPR has not communicated to the Company any plans to change any of the current officers or directors or governing documents and has expressed the purpose of its acquisition is to assist the Company execute on its business plan and resolve its current obligations and other claims. Neither GPR nor the Company, however, can give any assurances that such creditors or claimants will be amicably resolved. As of the date of this filing, GPR is the beneficial owner of 56.4% of the Company’s common stock and the Company’s largest secured creditor. The background regarding Pure Path’s Senior Secured Note is described below.

During the Company’s acquisition of the Shea assets in 2011, Pure Path purchased the Loan Modification Agreement and the NJB Forbearance Agreement directly from NJB Mining, Inc. In connection with the assignment of a forbearance agreement the Company and Pure Path executed an Agreement in Principle setting forth terms of the forbearance agreement which were subsequently further revised pursuant to Settlement and Release Agreement executed October 10, 2013 with the Company (collectively the “Pure Path Agreements”).The Pure Path Agreements provided for Pure Path’s forbearance of collection remedies and legal proceedings against the Company including foreclosure on the Deed of Trust, and, in connection with the settlement and release of various debts of approximately $1,500,000 and the consulting fees owed by the Company, the Company issued 27,000,000 restricted shares and a Promissory Note (the “Pure Path Note”) for an amount of up to $2,500,000 with a beginning principal balance of $1,933,345 bearing interest of 8% per year for the current balance of the amounts owed under the Pure Path Agreements. The forbearance period has long since expired and the Pure Path Note has retained all of its original remedies under its First Deed of Trust. In addition, pursuant to a Forbearance Agreement with GPR dated December 20, 2019, the Company pledged of 100% of its stock in Tonopah Milling and Metals Group, Inc. and that of its subsidiaries TCP and TR, in exchange for GPR’s agreement to forbear foreclosure proceedings for six months further securing GPR’s combined Pure Path Note and LOC positions. The outstanding principal balance on the Pure Path Note was $2,229,187 as of both June 30, 2020 and December 31, 2019, with related accrued interest of $1,236,580 and $1,143,474, respectively. This Senior Secured Note is in default. GPR’s LOC position is described in Note 4.

On February 11, 2015, the Company issued an unsecured promissory note (the “Note”) to Tina Gregerson Family Properties, LLC, an entity controlled by a former director of the Company. The Note for up to $750,000 was provided in tranches. Maturity of each tranche is one year from the date of receipt. Interest accrues at 8% per annum on each tranche. Under the terms of the Note, the Company received $477,500. At June 30, 2020 and December 31, 2019, there is $201,132  and $182,084 interest accrued. This Note is in default.

On April 17, 2020, the Company and Sustainable Metal Solutions, LLC (“SMS”), an affiliate of GPR, agreed to form a joint venture styled Esmeralda Renewal Energy Zone (“EREZ”). The Company has agreed to contribute the solar energy rights attributable to its 1,083 acres to EREZ in exchange for SMS’s agreement to develop, manage and underwrite the EREZ venture.

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

At June 30, 2020 the weighted average shares from stock options of 25,723,777, warrants of -0-, and Convertible Promissory note shares of 3,224,532, and at December 31, 2019 the weighted average shares from stock options of 32,576,223 warrants of 4,865,640 and Convertible Promissory note shares of 650,869 were excluded from the diluted weighted average common share calculation due to the antidilutive effect such shares would have on net loss per common share.

NOTE 9 – SUBSEQUENT EVENTS

During August 2020, options on 1,500,000 shares and warrants on 2,632,920 shares were exercised at the reduced price, based upon market conditions, of $0.023 per share resulting in proceeds of $95,057 which will be used to maintain the Company’s reporting requirements. The modification of these warrants and options resulted in a loss on modification of $115,722.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis of financial condition and results of operations should be read in connection with the accompanying unaudited condensed financial statements and related notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on April 2, 2020.

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

Business Plan

The Company is reexamining its next steps for developing a processing facility.  In an effort to move the Company’s business plan forward, the Company may evaluate opportunities to acquire, license, or joint venture with other parties involved in toll milling, processing, or mining related activities, which may include Granite Peak Resources, LLC and its affiliated entities including, but not limited to, Sustainable Metal Solutions,,LLC, NovaMetallix, Inc, and Black Bear Natural Resources, LTD.

On March 27, 2020 GPR engaged NovaMetallix, Inc. (“NMX”), a member of the Sustainable Metal Solutions LLC, and a GPR affiliate, to conduct a study of the quantity and quality of the historic mine tailings which are subject to GPR’s First Deed of Trust, and the economic feasibility of processing them to reclaim their residual content of gold, silver, and other valuable metals.  NMX, a firm comprised of world class mining, geological and metallurgical engineering professionals, is the leading force in the rapidly developing field of sustainable metals.  NMX has agreed to conduct the study of the Company’s tailings in exchange for GPR’s agreement to underwrite its cost and expense, and the exclusive right to process the tailings should their economic assessment prove positive. The terms of such processing to be mutually agreed upon between GPR, NMX and the Company in the future based on the results of the assessment. It was previously erroneously disclosed the Company had engaged NMX.

On April 17, 2020, the Company and Sustainable Metal Solutions, LLC (“SMS”), an affiliate of GPR, agreed to form a joint venture styled Esmeralda Renewal Energy Zone, LLC (“EREZ”). The Company has agreed to contribute the solar energy rights attributable to its 1,083 acres to EREZ in exchange for SMS’s agreement to develop, manage and underwrite the EREZ venture.

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

Results of Operation

Comparison of Three Months and Six Months Ended June 30, 2020 to Three Months and Six Months Ended June 30, 2019

Revenues

We had no revenues from any operations for the three months and six months ended June 30, 2020 and 2019. Furthermore, we do not anticipate any significant future revenue until we have sufficiently funded construction and begin operations.

General and Administrative Expenses

General and administrative expenses were $64,584 for the three months ended June 30, 2020, as compared to $10,694 for the same period in 2019. For the three months ended June 30, 2019, general and administrative expenses declined to minimal office costs due to lack of funding. In the three months ended June 30, 2020, the $64,584 total related principally to resumption of normal accounting and legal costs in addition to office expenses. We anticipate that that operating expenses will increase during 2020 as we continue to access more funding support.

Other Income and Expenses

We receive monthly lease payments of from American Tower Corporation for a cellular tower located on our Tonopah land. As such Other Income for the three months ended June 30, 2020 was $2,098 compared to $1,825 for the respective period in 2019.

Periodically the Company reviews the outstanding claims that have not been satisfactorily resolved. In some instances, these claims remain outstanding beyond their statutory limit on collection in which case they are written off. The gain on derecognition of claims during the three months ended June 30, 2020 amounted to $115,424 resulting in a $42,404  net income for the period.

Interest expense for the three months ended June 30, 2020 was $10,534, compared to $153,235 for the same period in 2019. During the three months ended June 30, 2020 the rate of interest being accrued on certain delinquent vendor claims was reexamined and reduced to a rate more likely to apply to the claims upon resolution. This interest accrual reduction of approximately 25% resulted in a cumulative savings of $143,312 in the three months ended June 30, 2020.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements through the issuance of convertible debt during the six months ended June 30, 2020 and 2019. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had a working capital deficit of $10,094,506 at June 30, 2020. Cash was $2,275 at June 30, 2020, as compared to cash of $1,945 at December 31, 2019.

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

Recent Financings

During the six months ended June 30, 2020, a related party advanced $103,779 which it used to pay directly, on the Company’s behalf, to reduce certain accounts payable and assist with operating expenses. The advance was made by Granite Peak Resources, LLC (“GPR”), a related party which intends to convert the advance into a convertible promissory note. Additionally, $11,500 was provided by the exercise of options in May 2020. Options and warrants were also exercised during August 2020 providing $95,057 for operations. See Note 9 to the condensed consolidated financial statements included herein.

 On March 16, 2020 the Company executed a Line of Credit (“LOC”) with GPR, a related party, evidenced by a convertible promissory note. The LOC is for up to $2,500,000, matures over three years, bears interest at 10% per annum, is convertible into shares of the Company’s common stock at a per share price of $0.04, and will be secured by the real and personal property GPR already has under lien and pledge. The LOC is for funding operating expenses critical to the Company’s redirection and all requests for funds may be approved or disapproved in GPR’s sole discretion.

During May 2020, options to purchase 500,000 shares were exercised at a reduced price of $0.023 per share consistent with the market price for the Company’s common stock. This exercise generated $11,500 paid directly to the Company’s vendors for prior services.

Going Concern

The condensed consolidated financial statements contained in this quarterly report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through the period ended June 30, 2020 of $104,064,174 and a working capital deficit of $10,094,506 as well as negative cash flows from operating activities. Presently, the Company does not have sufficient cash resources to meet its debt obligations in the twelve months following the date of this filing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives to finance its capital requirements, as well as for general and administrative expenses. These alternatives include raising funds through public or private equity markets and either through institutional or retail investors. Although there is no assurance that the Company will be successful with its fund-raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

Working Capital Deficiency

	June 30, 2020	December 31, 2019
Current assets	$2,275	$1,945
Current liabilities	10,096,974	9,905,904
Working capital deficiency	$(10,094,506)	$(9,903,959)

The balance and components of current assets are fairly consistent between periods. The increase in current liabilities is primarily due to accrual of interest on settlement of lawsuits and notes due related parties.

Cash Flows

	Six Months Ended June 30,
	2020	2019
Net cash provided by (used in) operating activities	$(11,170)	$645
Net cash provided by financing activities	11,500	---
Increase (Decrease) in cash	$330	$645

Operating Activities

Net cash provided by (used in) operating activities was $(11,170)  and $645, during the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2019 cash was provided by operating activities primarily due to the significant reductions in legal and accounting services and normal office expenses as a result of lack of funding.

Financing Activities

For the six months ended June 30, 2020, net cash provided by financing activities was $11,500  primarily due to the exercise of stock options during May 2020. For the six months ended June 30, 2019, net cash provided by financing activities was $-0-.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2020, we did not engage in any off-balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the six months ended June 30, 2020 and in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

Impairment of Long-lived Assets

We review our property and mining and mineral rights subject to amortization and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset class may not be recoverable. Indicators of potential impairment include: an adverse change in legal factors or in the business climate that could affect the value of the asset; an adverse change in the extent or manner in which the asset is used or is expected to be used, or in its physical condition; and current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of the asset. If indicators of impairment are present, the asset is tested for recoverability by comparing the carrying value of the asset to the related estimated undiscounted future cash flows expected to be derived from the asset. If the expected cash flows are less than the carrying value of the asset, then the asset is considered to be impaired and its carrying value is written down to fair value, based on the related estimated discounted cash flows. During the three months ended September 30, 2019, the company evaluated that the carrying value of our mining and mineral assets, while not impaired, should be combined as they are inseparable and depend upon each other in value creation. See Note 3. There were no impairment charges in the six months ended June 30, 2020,

Recent Accounting Standards

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

During the six months ended June 30, 2020 and through the date of this filing, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer and Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2020 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2020 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Stephen E. Flechner v. Standard Metals Processing, Inc.

On April 29, 2014, Stephen E. Flechner filed suit in the United States District Court for the District of Colorado against Standard Metals Processing, Inc. alleging that Standard Metals had refused to allow him to exercise stock options granted to him pursuant to a Stock Option Agreement, dated April 1, 2010, and a second Stock Option Agreement, dated January 21, 2011. On June 12, 2014, Standard Metals filed an Answer and a Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. On January 16, 2015, Standard Metals filed a Motion for Summary Judgment. On January 23, 2015, the Court issued an Order granting in part and denying in part Standard Metals’ Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. The Court in its Order stayed further proceedings in Colorado pending the issuance of orders by the Alabama court. Thereafter, on January 26, 2015, the Court issued an Order vacating the February 20, 2015 Trial Preparation Conference and the March 9, 2015 Bench Trial. On March 23, 2015, the Court issued an Order denying Standard Metals’ Motion for Summary Judgment. On March 30, 2015, Flechner filed a Motion to Lift the Stay. On March 31, 2015, the Court issued an Order granting Flechner’s Motion to Lift the Stay. On April 6, 2015, the Court issued an Order scheduling a Bench Trial for July 29, 2015. On April 9, 2015, Flechner filed a Motion for Reconsideration of the Court’s March 23, 2015 Order Denying Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On May 1, 2015, the Court issued an Order Granting Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. Standard Metals Processing, Inc. intends to continue to vigorously defend against claims by Steven E. Flechner. On August 12, 2015 the United Stated District Court for the District of Colorado issued a judgment in favor of Stephen E. Flechner for $2,157,000. An amended final judgment was ordered in adjudication of the Complaint by the U.S. District Court for the District of Colorado (the “Court”) on August 28, 2015 in favor of Flechner in the amount of $2,157,000, plus interest through the date of judgment of $235,246, plus interest of $472.76/day from August 28, 2015 until paid in full. The Company, in good faith anticipation of a settlement did not appeal the judgment and therefore, the Company’s notice of appeal was dismissed on November 17, 2015. This judgment is now non-appealable. The Company has recognized the daily interest due from the date of the August 28, 2015 judgement through June 30, 2020 totaling $878,388, resulting in a total amount of $3,270,634 being included in the Accrual for settlement of lawsuits relating to this matter in the accompanying June 30, 2020 condensed consolidated balance sheet.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item. We note, however, that an investment in our common stock involves a number of very significant risks. Investors should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended December 31, 2019 as filed with SEC on April 2, 2020, in addition to other information contained in such Annual Report and in this Quarterly Report on Form 10-Q, in evaluating the Company and our business before purchasing shares of our common stock. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

During May 2020, options to purchase 500,000 shares were exercised at a reduced price of $0.023 per share consistent with the market price for the Company’s common stock. This exercise generated $11,500.

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

Date: September 30, 2020

By:	/s/ Sharon Ullman
Sharon Ullman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: September 30, 2020