Form 10-Q
period 2020-09-30
Standard Metals Processing, Inc.
filed 2020-10-23
CIK 773717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 23, 2020, there were 138,630,343 shares of Registrant’s common stock, par value $.001 issued, and 133,630,343 outstanding.

STANDARD METALS PROCESSING, INC.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STANDARD METALS PROCESSING, INC.

CONDENSED Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash	$2,316	$1,945
Prepaid expenses	35,448	-0-

Total current assets	37,764	1,945

Mining and mineral rights	3,883,524	3,883,524

Total Assets	$3,921,288	$3,885,469

Liabilities and Shareholders’ Deficit
Current liabilities:
Senior secured promissory note payable, related party	$2,229,187	$2,229,187
Promissory notes payable - related party	477,500	477,500
Convertible notes payable, including $204,240 from related parties	304,240	113,575
Accrual for settlement of lawsuits	3,314,128	3,164,309
Accounts payable	1,660,478	1,820,741
Accrued interest - Related party $1,501,249 and $1,325,558 at September 30, 2020 and December 31, 2019	2,313,131	2,100,592

Total current liabilities	10,298,664	9,905,904

Preferred stock, 50,000,000 shares authorized:
Series A, $.001 par value, 10,000,000 and 10,000,000 shares issued and outstanding at September 30, 2020 and December 31, 2019	10,000,000	10,000,000
Commitments and Contingencies (Note 6)
Shareholders’ deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized: 138,630,343 and 133,630,343 issued and 129,497,423 and 128,997,423 outstanding at September 30, 2020 and December 31, 2019, respectively	133,630	128,997
Additional paid-in capital	87,930,342	87,712,695
Accumulated deficit	(104,441,348)	(103,862,127)
Total shareholders’ deficit	(16,377,376)	(16,020,435)
Total Liabilities and Shareholders’ deficit	$3,921,288	$3,885,469

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended				Nine Months Ended
	September 30, 2020		September 30, 2019		September 30, 2020	September 30, 2019

Revenues	$	---	$	---	$—	$—

Operating expenses:
General and administrative		106,058		826	222,862	13,163

Total operating expenses		106,058		826	222,862	13,163
Loss from operations		(106,058)		(826)	(222,862)	(13,163)

Other income (expense):
Other income		2,099		1,825	6,296	6,083
Derecognition of debt		----		----	115,424	---
Loss on modification of options and warrants		(115,722)		---	(115,722)	---
Interest expense, including related party of $175,681		(157,493)		(153,340)	(362,357)	(475,825)

Total other income (expense)		(271,116)		(151,515)	(356,359)	(469,742)
Loss before income tax provision		(377,174)		(152,341)	(579,221)	(482,905)

Income tax provision		---		---	—	—
Net loss		$(377,174)		$(152,341)	$(579,221)	$(482,905)

Basic net loss per common share		$(0.00)		$(0.00)	$(0.00)	$(0.00)

Basic weighted average common shares outstanding		131,698,652		124,497,423	129,995,646	124,497,423

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30, 2020		September 30, 2019
Cash flows from operating activities:
Net loss		$(579,221)		$(482,905)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Gain on derecognition of certain accounts payable and accrued expenses		(115,424)		---
Expenses paid directly by related party		190,665		---
Expenses paid directly by exercise of options and warrants		59,611		---
Loss on modification of options and warrants		115,722		---
Changes in operating assets and liabilities
Prepaid expenses		---		---
Accounts payable		(44,840)		---
Accrued interest		212,539		340,357
Accrual for settlement of lawsuits		149,819		144,192

Net cash provided by (used in) operating activities		(11,129)		1,644
Cash flows from investing activities:		—		—
Cash flows from financing activities:		---		---
Proceeds from exercise of stock options		11,500		---
Net cash provided by financing activities		11,500

Increase in Cash		$371		$1,644
Cash, beginning of period		1,945		1,001
Cash, end of period		$2,316		$2,645
Supplemental cash flow disclosures
Cash paid for interest cost
Income taxes paid	$	---	$	---
		$—		$—
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Settlement of liabilities through direct payment by related party		$190,665		$109,055
Debt discount on through direct payment of convertible notes payable	$		$	---
Conversions of convertible debt and accrued interest into common stock	$		$	---
Expenses paid by exercise of options and warrants		$95,058	$	---
Expenses prepaid by exercise of options and warrants		$35,448	$	---

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND

THE YEAR ENDED DECEMBER 31, 2019

	Common Stock			Accumulated
	Shares	Amount	APIC	Deficit	Total
Balance at December 31, 2018	124,497,423	124,497	87,525,115	(103,184,962)	(15,535,350)

Shares issued upon exercise of stock option	4,500,000	4,500	187,580	-	192,080

Net loss	---	-	-	(677,165)	(677,165)
Balance at December 31, 2019	128,997,423	$128,997	$87,712,695	$(103,862,127)	$(16,020,435)

Shares issued upon exercise of stock options and warrants including $115,722 modification loss	4,632,920	4,633	217,647	--	222,280
Net loss	---	---	---	(579,221)	(579,221)
Balance at September 30,2020	133,630,343	$133,630	$87,930,342	$(104,441,348)	$(16,377,376)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2020, the Company had a net loss of $579,221. At September 30, 2020, the Company had an accumulated deficit of $104,441,348 and a working capital deficit of $10,260,900. Additionally, all of the Company’s assets are under lien pursuant to the First Deed of Trust, UCC filings and the pledge of 100% of the common stock of the Company’s subsidiary Tonopah Milling and Metals Group, Inc. and that of its wholly owned subsidiaries Tonopah Custom Processing, Inc., (“TCP”) and Tonopah Resources, Inc. (“TR”). Held by GPR, a related party. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on their ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the nine months ended September 30, 2020, a related party advanced $190,665 on the Company’s behalf to pay certain operating expenses directly. As the related party intends to apply its advance toward a convertible note, it has been classified as such at September 30, 2020.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2019 filed April 2, 2020. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year as a whole.

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

Revenue Recognition and Deferred Revenue

As of September 30, 2020, the Company has not recognized any revenues from custom permitted processing toll milling. If we achieve revenue generation, the Company plans to report such revenues consistent with ASC Topic 606.

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

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at September 30, 2020 and December 31, 2019. The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

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

During the nine months ended September 30, 2020 and through the date of this filing, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

At December 31, 2019, GPR had advanced $13,575 in contemplation of the LOC. During the nine months ended September 30, 2020 GPR advanced an additional $190,665 which it used to pay directly certain operating expenses on the Company’s behalf. Both advances, amounting to $204,230 in total, have been included in the convertible promissory note issued by the Company in connection with the LOC and classified accordingly at September 30, 2020.

Including the foregoing advances under the LOC, there was $304,240 of principal and $114,069  of accrued interest outstanding on convertible debentures at September 30, 2020. With exception of the $204,240 of principal advanced under the LOI to date, the pre-existing convertible note is in default.

NOTE 5 – SHAREHOLDERS’ DEFICIT

Common Stock

Common Stock issued on conversion of notes payable

On December 21, 2019 a promissory note payable totaling $192,080 was exchanged as consideration for exercising a stock option for 4,500,000 restricted common shares at a Board approved reduced exercise price of $0.0426, which was the market price on exercise.

Option Grants

Option Grants

The Company recorded no compensation expense for the nine months ended September 30, 2020 and 2019. As of September 30, 2020, there was $0 in unrecognized compensation expense.

During the nine months ended September 30, 2020, the Company did not grant any options, 826,223 options expired, and none were cancelled. In addition, 2,750,000 options were exercised at the reduced price of $0.023 per share based upon market conditions. Of the options exercised 2,250,000 were modified as to exercise date resulting in a loss on modification of $63,000.

The following tables summarize information about stock options outstanding and exercisable:

	Options Outstanding and Exercisable at September 30, 2020
Range of Exercise Prices	Number Exercisable	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
$0.40 to $0.60	250,000	.04 years	$0.60	$—
$0.61 to $1.00	9,000,000	.04 years	$0.66	$—
$1.01 to $1.50	13,000,000	.06 years	$1.25	$—
$1.51 to $2.25	2,250,000	.51 years	$1.93	$—
$0.40 to $2.25	24,500,000	.09 years	$1.07	$—

(1)	The aggregate intrinsic value in the table represents the difference between the closing stock price on September 30, 2020 and December 31, 2019, and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on September 30, 2020 and December 31, 2019.

Common Stock Purchase Warrants

For warrants granted to non-employees in exchange for services, the Company recorded the fair value of the equity instrument using the Black-Scholes pricing model unless the value of the services is more reliably measurable.

The Company did not grant any warrants during the nine months ended September 30, 2020, 1,882,290 warrants were exercised, 2,732,720 expired, and none were cancelled. The 1,882,290 warrants were exercised at the reduced price of $0.023 per share and modified as to exercise date resulting in a loss on modification of $52,722. At September 30, 2020 there were 307,500 more warrants outstanding

 The aggregate intrinsic value of the outstanding and exercisable warrants at September 30, 2020, was $0. The intrinsic value is the difference between the closing stock price on September 30, 2020 and the exercise price, multiplied by the number of in-the-money warrants had all warrant holders exercised their warrants on September 30, 2020.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Legal Matters

Stephen E. Flechner v. Standard Metals Processing, Inc.

On April 29, 2014, Stephen E. Flechner filed suit in the United States District Court for the District of Colorado against Standard Metals Processing, Inc. alleging that Standard Metals had refused to allow him to exercise stock options granted to him pursuant to a Stock Option Agreement, dated April 1, 2010, and a second Stock Option Agreement, dated January 21, 2011. On June 12, 2014, Standard Metals filed an Answer and a Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. On January 16, 2015, Standard Metals filed a Motion for Summary Judgment. On January 23, 2015, the Court issued an Order granting in part and denying in part Standard Metals’ Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. The Court in its Order stayed further proceedings in Colorado pending the issuance of orders by the Alabama court. Thereafter, on January 26, 2015, the Court issued an Order vacating the February 20, 2015 Trial Preparation Conference and the March 9, 2015 Bench Trial. On March 23, 2015, the Court issued an Order denying Standard Metals’ Motion for Summary Judgment. On March 30, 2015, Flechner filed a Motion to Lift the Stay. On March 31, 2015, the Court issued an Order granting Flechner’s Motion to Lift the Stay. On April 6, 2015, the Court issued an Order scheduling a Bench Trial for July 29, 2015. On April 9, 2015, Flechner filed a Motion for Reconsideration of the Court’s March 23, 2015 Order Denying Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On May 1, 2015, the Court issued an Order Granting Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On August 12, 2015 the United Stated District Court for the District of Colorado issued a judgment in favor of Stephen E. Flechner for $2,157,000. An amended final judgment was ordered in adjudication of the Complaint by the U.S. District Court for the District of Colorado (the “Court”) on August 28, 2015 in favor of Flechner in the amount of $2,157,000, plus interest through the date of judgment of $235,246, plus interest of $472.76/day from August 28, 2015 until paid in full. The Company, in good faith anticipation of a settlement did not appeal the judgment and therefore, the Company’s notice of appeal was dismissed on November 17, 2015. This judgment is now non-appealable. The Company has recognized the daily interest due from the date of the August 28, 2015 judgment through September 30, 2020, totaling $921,882, resulting in a total amount of $3,314,128 being included in the Accrual for settlement of lawsuits relating to this matter in the accompanying September 30, 2020 condensed consolidated balance sheet.

NOTE 7 – RELATED PARTY TRANSACTIONS

During March 2019, the Company was informed that a change of control of the Company had occurred. Granite Peak Resources, LLC (“GPR”) through its members (including Pure Path Capital Management LLC) acquired 69,464,434 shares of common stock (including 4,500,000 warrants to purchase common stock). The members transferred their shares of common stock of the Company in exchange for a pro-rata ownership interest in GPR. GPR also acquired the senior secured creditor position previously held by Pure Path Capital Group LLC, which includes a $2,500,000 First Deed of Trust on the Tonopah property and an outstanding promissory note with a principal balance of $2,229,187 and accrued interest of $1,283,644 as of September 30, 2020. The members of Granite Peak Resources LLC are listed in the Schedule 13D filed by GPR on March 29, 2019. GPR has not communicated to the Company any plans to change any of the current officers or directors or governing documents and has expressed the purpose of its acquisition is to assist the Company execute on its business plan and resolve its current obligations and other claims. Neither GPR nor the Company, however, can give any assurances that such creditors or claimants will be amicably resolved. As of the date of this filing, GPR is the beneficial owner of 56.4% of the Company’s common stock and the Company’s largest secured creditor. The background regarding Pure Path’s Senior Secured Note is described below.

During the Company’s acquisition of the Shea assets in 2011, Pure Path purchased the Loan Modification Agreement and the NJB Forbearance Agreement directly from NJB Mining, Inc. In connection with the assignment of a forbearance agreement the Company and Pure Path executed an Agreement in Principle setting forth terms of the forbearance agreement which were subsequently further revised pursuant to Settlement and Release Agreement executed October 10, 2013 with the Company (collectively the “Pure Path Agreements”).The Pure Path Agreements provided for Pure Path’s forbearance of collection remedies and legal proceedings against the Company including foreclosure on the Deed of Trust, and, in connection with the settlement and release of various debts of approximately $1,500,000 and the consulting fees owed by the Company, the Company issued 27,000,000 restricted shares and a Promissory Note (the “Pure Path Note”) for an amount of up to $2,500,000 with a beginning principal balance of $1,933,345 bearing interest of 8% per year for the current balance of the amounts owed under the Pure Path Agreements. The forbearance period has long since expired and the Pure Path Note has retained all of its original remedies under its First Deed of Trust. In addition, pursuant to a Forbearance Agreement with GPR dated December 20, 2019, the Company pledged of 100% of its stock in Tonopah Milling and Metals Group, Inc. and that of its subsidiaries TCP and TR, in exchange for GPR’s agreement to forbear foreclosure proceedings for six months further securing GPR’s combined Pure Path Note and LOC positions. The outstanding principal balance on the Pure Path Note was $2,229,187 as of both September 30, 2020 and December 31, 2019, with related accrued interest of $1,283,644 and $1,143,474, respectively. This Senior Secured Note is in default. GPR’s LOC position is described in Note 4.

On February 11, 2015, the Company issued an unsecured promissory note (the “Note”) to Tina Gregerson Family Properties, LLC, an entity controlled by a former director of the Company. The Note for up to $750,000 was provided in tranches. Maturity of each tranche is one year from the date of receipt. Interest accrues at 8% per annum on each tranche. Under the terms of the Note, the Company received $477,500. At September 30, 2020 and December 31, 2019, there is $210,761 and $182,084 interest accrued. This Note is in default.

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

At September 30, 2020 the weighted average shares from stock options of 24,500,000, warrants of 250,000, and Convertible Promissory note shares of 5,306,000 , and at December 31, 2019 the weighted average shares from stock options of 32,576,223 warrants of 4,865,640 and Convertible Promissory note shares of 650,869 were excluded from the diluted weighted average common share calculation due to the antidilutive effect such shares would have on net loss per common share.

 NOTE 9 – SUBSEQUENT EVENTS

On October 15, 2020, options to purchase 21,750,000 common shares expired reducing the 24,500,000 options outstanding at September 30, 2020 to 2,750,000.

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

Business Plan

The Company is reexamining its next steps for developing a processing facility.  In an effort to move the Company’s business plan forward, the Company may evaluate opportunities to acquire, license, or joint venture with other parties involved in toll milling, processing, or mining related activities, which may include Granite Peak Resources, LLC and its affiliated entities including, but not limited to, Sustainable Metal Solutions LLC, NovaMetallix, Inc, and Black Bear Natural Resources, LTD.

On March 27, 2020 GPR engaged NovaMetallix, Inc. (“NMX”), a member of the Sustainable Metal Solutions LLC, and a GPR affiliate, to conduct a study of the quantity and quality of the Company’s historic mine tailings which are subject to GPR’s First Deed of Trust, and the economic feasibility of processing them to reclaim their residual content of gold, silver, and other valuable metals.  NMX, a firm comprised of world class mining, geological and metallurgical engineering professionals, is the leading force in the rapidly developing field of sustainable metals.  NMX has agreed to conduct the study of the Company’s tailings in exchange for GPR’s agreement to underwrite its cost and expense, and the exclusive right to process the tailings should their economic assessment prove positive. The terms of such processing to be mutually agreed upon between GPR, NMX and the Company in the future based on the results of the assessment. It was previously erroneously disclosed the Company had engaged NMX.

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

Results of Operation

Comparison of Three Months and Nine Months Ended September 30, 2020 to Three Months and Nine Months Ended September 30, 2019

Revenues

We had no revenues from any operations for the three months and nine months ended September 30, 2020 and 2019. Furthermore, we do not anticipate any significant future revenue until we have sufficiently funded construction and begin operations.

General and Administrative Expenses

General and administrative expenses were $106,058 for the three months ended September 30, 2020, as compared to $862 for the same period in 2019. For the three months ended September 30, 2019, general and administrative expenses declined materially due to reduced office costs consistent with lack of funding. In the three months ended September 30, 2020, the $106,058 total related principally to resumption of normal accounting and legal costs plus the additional cost of the combined loss on modification of options and warrants. We anticipate that that operating expenses will increase during the remainder of 2020 as we continue to access more funding support.

Other Income and Expenses

We receive monthly lease payments of from American Tower Corporation for a cellular tower located on our Tonopah land. As such Other Income for the three months ended September 30, 2020 was $2,099 compared to $1,825 for the respective period in 2019.

Periodically the Company reviews the outstanding claims that have not been satisfactorily resolved. In some instances, these claims remain outstanding beyond their statutory limit on collection in which case they are written off. The gain on derecognition of claims during the nine months ended September 30, 2020 amounted to $115,424 resulting in a $579,221 net loss for the period.

Interest expense for the nine months ended September 30, 2020 was $362,357, compared to $475,825 for the same period in 2019. During the nine months ended September 30, 2020 the rate of interest being accrued on certain delinquent vendor claims was reexamined and reduced to a rate more likely to apply to the claims upon resolution. This interest accrual reduction of approximately 25% resulted in a cumulative savings of $143,312 in the nine months ended September 30, 2020.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements through the issuance of convertible debt during the nine months ended September 30, 2020 and 2019. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had a working capital deficit of $10,260,900 at September 30, 2020. Cash was $2,316 at September 30, 2020, as compared to cash of $1,945 at December 31, 2019.

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

Recent Financings

During the nine months ended September 30, 2020, a related party advanced $190,665 which it used to pay directly, on the Company’s behalf, to reduce certain accounts payable and assist with operating expenses. The advance was made by Granite Peak Resources, LLC (“GPR”), a related party which intends to convert the advance into a convertible promissory note. Additionally, $106,558 was provided by the exercise of options and warrants in May and August, 2020 at a reduced price of $0.023 per share providing $106,558 for operations. As the options and warrants exercised in August 2020 were modified as to exercise date, their modification resulted in a combined loss of $115,722 .

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

Going Concern

The condensed consolidated financial statements contained in this quarterly report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through the period ended September 30, 2020 of $104,441,348 and a working capital deficit of $10,260,900 as well as negative cash flows from operating activities. Presently, the Company does not have sufficient cash resources to meet its debt obligations in the twelve months following the date of this filing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives to finance its capital requirements, as well as for general and administrative expenses. These alternatives include raising funds through public or private equity markets and either through institutional or retail investors. Although there is no assurance that the Company will be successful with its fund-raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

Working Capital Deficiency

	September 30, 2020	December 31, 2019
Current assets	$37,764	$1,945
Current liabilities	10,298,664	9,905,904
Working capital deficiency	$(10,260,900)	$(9,903,959)

The balance and components of current assets are fairly consistent between periods. The increase in current liabilities is primarily due to accrual of interest on settlement of lawsuits and notes due related parties.

Cash Flows

	Nine Months Ended September 30,
	2020	2019
Net cash provided by (used in) operating activities	$(106,187)	$1,644
Net cash provided by financing activities	106,558	---
Increase (Decrease) in cash	$371	$1,644

Operating Activities

Net cash (used in) provided by operating activities was $(106,187) and $1,644, during the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2019 cash was provided by operating activities primarily due to the significant reductions in legal and accounting services and normal office expenses as a result of lack of funding.

Financing Activities

For the nine months ended September 30, 2020, net cash provided by financing activities was $106,558, primarily due to the exercise of stock options and warrants. For the nine months ended September 30, 2019, net cash provided by financing activities was $-0-.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2020, we did not engage in any off-balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the nine months ended September 30, 2020 and in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

Impairment of Long-lived Assets

We review our property and mining and mineral rights subject to amortization and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset class may not be recoverable. Indicators of potential impairment include: an adverse change in legal factors or in the business climate that could affect the value of the asset; an adverse change in the extent or manner in which the asset is used or is expected to be used, or in its physical condition; and current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of the asset. If indicators of impairment are present, the asset is tested for recoverability by comparing the carrying value of the asset to the related estimated undiscounted future cash flows expected to be derived from the asset. If the expected cash flows are less than the carrying value of the asset, then the asset is considered to be impaired and its carrying value is written down to fair value, based on the related estimated discounted cash flows. During the three months ended September 30, 2019, the company evaluated that the carrying value of our mining and mineral assets, while not impaired, should be combined as they are inseparable and depend upon each other in value creation. See Note 3. There were no impairment charges in the nine months ended September 30, 2020.

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

During the nine months ended September 30, 2020 and through the date of this filing, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Stephen E. Flechner v. Standard Metals Processing, Inc.

On April 29, 2014, Stephen E. Flechner filed suit in the United States District Court for the District of Colorado against Standard Metals Processing, Inc. alleging that Standard Metals had refused to allow him to exercise stock options granted to him pursuant to a Stock Option Agreement, dated April 1, 2010, and a second Stock Option Agreement, dated January 21, 2011. On June 12, 2014, Standard Metals filed an Answer and a Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. On January 16, 2015, Standard Metals filed a Motion for Summary Judgment. On January 23, 2015, the Court issued an Order granting in part and denying in part Standard Metals’ Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. The Court in its Order stayed further proceedings in Colorado pending the issuance of orders by the Alabama court. Thereafter, on January 26, 2015, the Court issued an Order vacating the February 20, 2015 Trial Preparation Conference and the March 9, 2015 Bench Trial. On March 23, 2015, the Court issued an Order denying Standard Metals’ Motion for Summary Judgment. On March 30, 2015, Flechner filed a Motion to Lift the Stay. On March 31, 2015, the Court issued an Order granting Flechner’s Motion to Lift the Stay. On April 6, 2015, the Court issued an Order scheduling a Bench Trial for July 29, 2015. On April 9, 2015, Flechner filed a Motion for Reconsideration of the Court’s March 23, 2015 Order Denying Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On May 1, 2015, the Court issued an Order Granting Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. Standard Metals Processing, Inc. intends to continue to vigorously defend against claims by Steven E. Flechner. On August 12, 2015 the United Stated District Court for the District of Colorado issued a judgment in favor of Stephen E. Flechner for $2,157,000. An amended final judgment was ordered in adjudication of the Complaint by the U.S. District Court for the District of Colorado (the “Court”) on August 28, 2015 in favor of Flechner in the amount of $2,157,000, plus interest through the date of judgment of $235,246, plus interest of $472.76/day from August 28, 2015 until paid in full. The Company, in good faith anticipation of a settlement did not appeal the judgment and therefore, the Company’s notice of appeal was dismissed on November 17, 2015. This judgment is now non-appealable. The Company has recognized the daily interest due from the date of the August 28, 2015 judgement through September 30, 2020 totaling $921,882, resulting in a total amount of $3,314,128 being included in the Accrual for settlement of lawsuits relating to this matter in the accompanying September 30, 2020 condensed consolidated balance sheet.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

During the nine months ended September 30, 2020 options to purchase 2,750,000 shares and warrants to purchase 1,882,920 were exercised at a reduced price of $0.023 per share consistent with the market price for the Company’s common stock. This exercise generated $106,558 to be used in operations.

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

Date: October 23, 2020

By:	/s/ Sharon Ullman
Sharon Ullman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: October 23, 2020