Form 10-K
period 2020-12-31
Standard Metals Processing, Inc.
filed 2021-01-26
CIK 773717

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2020

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of January 25, 2021, the Registrant’s non-affiliates owned shares of its common stock having an aggregate market value of approximately $5,300,000 (based upon the closing sales price of the Registrant’s common stock on that date).

On January 25, 2021, there were 133,630,343 shares of common stock outstanding, which is the Registrant’s only class of voting stock.

Documents Incorporated by Reference: None.

STANDARD METALS PROCESSING, INC.

Annual Report on Form 10-K

For the Year Ended December 31, 2020

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

On March 15, 2011, we closed a series of transactions, whereby we acquired certain assets of Shea Mining & Milling, LLC (“Shea Mining”), which assets include land, buildings, a dormant milling facility, abandoned milling equipment, water permits, mine tailings, mine dumps and the assignment of a note payable, a lease and a contract agreement with permits. We completed the Shea Exchange Agreement to acquire the Shea assets to develop a permitted custom processing toll milling of precious minerals business in Tonopah, Nevada. Toll milling is a process whereby mined material is crushed and ground into fine particles to ease the extraction of any precious minerals contained therein, such as gold, silver, and platinum group metals. Custom milling and refining can include many different processes to extract precious metals from carbon or concentrates. These toll-processing services also distil, dry, mix, or mill chemicals and bulk materials on a contractual basis and provide a chemical production outsourcing option for industrial companies which lack the expertise, capacity, or regulatory permits for in-house production. The land encompasses 1,183 deeded acres, one of the largest private land holdings in Esmeralda County, Nevada. Approximately 334 acres of this land has an estimated 2.2 million tons of tailings known as the Millers Tailings from the historic gold rush of Goldfield and Tonopah, Nevada sitting on it.

Subsidiaries

The Company has one wholly owned subsidiary, Aurielle Enterprises, Inc. f/k/a/ Tonopah Milling and Metals Group, Inc. (“AE”), a Nevada corporation. AE has two wholly owned subsidiaries, Tonopah Resources, Inc., a Nevada corporation and Tonopah Custom Processing, Inc., a Nevada corporation.

Products and Services

We seek to establish ourselves as a custom processing and permitted toll milling service provider. Our business plan is to build a facility on our Tonopah property, which includes an analytical lab, pyrometallurgical, and hydrometallurgical recovery plant.

The Company’s intention is to become a full service permitted custom toll milling and processing company that facilitates the extraction of precious and strategic minerals from mined material. The Company will need to obtain permits for the planned construction and operation of our permitted custom processing toll milling facility with state-of-the-art equipment capable of processing gold, silver and platinum metal groups. Many junior miners do not have the capital or the ability to permit a processing facility, yet they have a large supply of mined material that requires milling be performed. It is often cost prohibitive or impractical for these mine operators to send their materials to processing mills owned by the large mining companies, or to other customers badly needing milling and processing services.

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

Recent Actions

The Company is working on general maintenance and updating of the Tonopah property in line with the Company’s business plan. In an effort to move the Company’s business plan forward, Management may evaluate opportunities to acquire, license or joint venture with other parties involved in toll milling, processing, or mining related activities, which may include Granite Peak Resources, LLC and its affiliated entities, including, but not limited to, Sustainable Metal Solutions, LLC, NovaMetallix. Inc., and BlackBear Natural Resources, LTD

Employees

As of December 31, 2020, we did not have any employees. The Company’s and its subsidiaries’ officers, directors and independent contractors conduct all operations.

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

ITEM 1A. RISK FACTORS

An investment in our common stock is highly speculative and involves a high degree of risk. Before making an investment decision, you should carefully consider the risks described below together with all of the other information included in this prospectus. The statements contained in or incorporated into this prospectus that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occur, our business, financial condition or results of operations could be harmed. In that case, the value of our common stock could decline, and an investor in our securities may lose all or part of their investment.

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

INVESTORS MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF OUR COMMON STOCK DUE TO FEDERAL REGULATION OF PENNY STOCKS.

The SEC has defined any equity security with a market price of less than $5.00 per share as a “penny stock.” Penny stocks are subject to the requirements or Rule 15(g)-9 of the Securities Exchange Act of 1934. Our common stock is quoted on the Over the Counter (“OTC”) Markets under the symbol SMPR and is currently below $5.00 per share. Therefore, our common stock is deemed a “penny stock” and is subject to the requirements of Rule 15(g)-9. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser’s consent prior to the transaction. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

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

THE MARKET FOR OUR COMMON STOCK MAY FLUCTUATE.

Currently, our common stock is traded on the Over the Counter (“OTC”) Market. Stock prices on the OTC Markets can be more volatile than stocks trading on national market systems such as NSADAQ, NYSE or AMEX. Our stock price may be affected by factors outside of our control and unrelated to our business operations.

Risks Related to Our Financial Condition

WE CURRENTLY DO NOT HAVE ENOUGH CASH TO FUND OPERATIONS AND/OR REDUCE OUR DEBT DURING 2021.

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

OUR INDEPENDENT AUDITORS HAVE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The financial statements for each of these periods were prepared assuming that we would continue as a going concern. We have had net losses for each of the years ended December 31, 2020 and 2019, and we have an accumulated a deficit as of December 31, 2020 of $104,350,402. Virtually all of the Company’s assets are encumbered or pledge under senior secured debt that is in default. In the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we do not expect to generate any significant revenues from operations for the foreseeable future, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital through equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

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

OUR MAJOR ASSETS ARE ENCUMBERED UNDER A DEED OF TRUST OR PLEDGED.

The Tonopah property is subject to a first deed of trust securing a $2,500,000 promissory note in default and a $2,500,000 Line of Credit plus interest accrued through December 31, 2020 of $1,329,303 and $16,073, respectively, held by Granite Peak Resources, LLC (“GPR”), a related party. In addition, the Company entered into a Forbearance Agreement with GPR effective December 20, 2019. GPR agreed to forbear any foreclosure proceedings for six months in exchange for the Company pledging the stock of its subsidiary and its subsidiaries as additional collateral under its outstanding obligations. The Forbearance Agreement expired June 30, 2020 and has not been renewed.

On March 16, 2020 the Company executed a Line of Credit (“LOC”) with GPR evidenced by a promissory note. The LOC is for up to $2,500,000, matures over three years and is secured by the Company’s real and personal property GPR already has under lien.

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

Risks Relating to Our Business

WE WILL REQUIRE ADDITIONAL FINANCING TO FUND OUR PERMITTED CUSTOM PROCESSING TOLL MILLING DEVELOPMENT AND OPERATIONS.

Substantial additional financing will be needed to fund the current plan to begin toll milling services and develop and maintain the Tonopah property. Our means of acquiring investment capital is limited to private equity and debt transactions. We have no significant sources of currently available funds to engage in additional development. Without significant additional capital, we will be unable to fund our current property interests or effectuate our current business plan for permitted custom processing toll milling and mining services. See “Risks Relating to Our Financial Condition – We Currently Do Not Have Enough Cash to Fund Operations, and/or Reduce Debt During 2021”

OUR PERFORMANCE MAY BE SUBJECT TO FLUCTUATIONS IN MINERAL PRICES.

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

All phases of our operations are subject to current environmental protection regulation. There is no assurance that future changes in environmental regulation, such as greenhouse gas emissions, carbon footprint and the like, will not adversely affect our operations. Some of our proposed operations will require additional permits, which could incur additional cost and may delay start up and cash flow. In addition, each toll milling mineral source must be fully permitted for its own operation, a process over which we have no control.

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

Our Tonopah property consists of 1,183 acres of land, buildings, mining tailings, a dormant milling facility, abandoned milling equipment and water permits. The Tonopah property was transferred to Aurielle Enterprises Inc f/k/a Tonopah Milling and Metals Group, Inc. (“AE”), the Company’s wholly owned subsidiary and then transferred to Tonopah Resources, Inc., a wholly owned subsidiary of AE.

Our corporate office is located at 611 Walnut Street, Gadsden, Alabama 35901. We believe that our facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

Stephen E. Flechner v. Standard Metals Processing, Inc.

On April 29, 2014, Stephen E. Flechner filed suit in the United States District Court for the District of Colorado against Standard Metals Processing, Inc. alleging that Standard Metals had refused to allow him to exercise stock options granted to him pursuant to a Stock Option Agreement, dated April 1, 2010, and a second Stock Option Agreement, dated January 21, 2011. On June 12, 2014, Standard Metals filed an Answer and a Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. On January 16, 2015, Standard Metals filed a Motion for Summary Judgment. On January 23, 2015, the Court issued an Order granting in part and denying in part Standard Metals’ Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. The Court in its Order stayed further proceedings in Colorado pending the issuance of orders by the Alabama court. Thereafter, on January 26, 2015, the Court issued an Order vacating the February 20, 2015 Trial Preparation Conference and the March 9, 2015 Bench Trial. On March 23, 2015, the Court issued an Order denying Standard Metals’ Motion for Summary Judgment. On March 30, 2015, Flechner filed a Motion to Lift the Stay. On March 31, 2015, the Court issued an Order granting Flechner’s Motion to Lift the Stay. On April 6, 2015, the Court issued an Order scheduling a Bench Trial for July 29, 2015. On April 9, 2015, Flechner filed a Motion for Reconsideration of the Court’s March 23, 2015 Order Denying Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On May 1, 2015, the Court issued an Order Granting Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On August 12, 2015 the United Stated District Court for the District of Colorado issued a judgment in favor of Stephen E. Flechner for $2,157,000. An amended final judgment was ordered in adjudication of the Complaint by the U.S. District Court for the District of Colorado (the “Court”) on August 28, 2015 in favor of Flechner in the amount of $2,157,000, plus interest through the date of judgment of $235,246, plus interest of $472.76/day from August 28, 2015 until paid in full. The Company, in good faith anticipation of a settlement did not appeal the judgment and therefore, the Company’s notice of appeal was dismissed on November 17, 2015. This judgment is now non-appealable. The Company has recognized the daily interest due from the date of the August 28, 2015 judgment through December 31, 2020, totalling $965,376, resulting in a total amount of $3,357,622 being included in the accrual for settlement of lawsuits relating to this matter in the accompanying December 31, 2020 consolidated balance sheet.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Market under the symbol “SMPR.” As of January 25, 2021, the last closing sale price of our common stock as reported by the OTC Market was $0.0575 per share. The following table sets forth for the periods indicating the range of high and low closing sale prices of our common stock:

Period	High	Low

Quarter Ended March 31, 2020	$0.0345	$0.079
Quarter Ended June 30, 2020	$0.023	$0.08
Quarter Ended September 30, 2020	$0.031	$0.057
Quarter Ended December 31, 2020	$0.03	$0.05

Quarter Ended March 31, 2019	$0.085	$0.036
Quarter Ended June 30, 2019	$0.0799	$0.031
Quarter Ended September 30, 2019	$0.06	$0.036
Quarter Ended December 31, 2019	$0.077	$0.0399

The quotations from the OTC Market above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions.

Transfer Agent

Our transfer agent is American Stock Transfer & Trust Company, LLC, and is located at 6201 15th Avenue, Brooklyn, New York, NY 11219. Their telephone number is (718) 921-8124 and their website is www.astfinancial.com.

Holders of Common Stock

As of January 25, 2021 there were approximately 192 shareholders of record of our common stock. As of such date, 133,630,343 shares were issued and outstanding.

Dividends

We have never paid cash dividends on our common stock and have no present intention of doing so in the foreseeable future. Rather, we intend to retain all future earnings to provide for the growth of our Company. Payment of cash dividends in the future, if any, will depend, among other things, upon our future earnings, requirements for capital improvements and financial condition.

Recent Sales of Unregistered Securities

During the year ended December 31, 2020, Granite Peak Resources, LLC (“GPR”), a related party, advanced $206,022 pursuant to a secured line of credit in direct payments on the Company’s behalf to reduce certain accounts payable. The balance due GPR under this line of credit is comprised of principal of $219,597 and accrued interest of $16,073 at December 31, 2020

During the year ended December 31, 2019, Granite Peak Resources, LLC (“GPR”), a related party, advanced $205,655 in direct payments on the Company’s behalf, to reduce certain accounts payable by $137,655 and outstanding convertible promissory notes by $68,000. In December 2019, GPR was issued a convertible promissory note for $192,080 which it exchanged as consideration for exercising a stock option for 4,500,000 restricted common shares at an approved reduced conversion price of $0.0426, which was the market price on the date of exercise (based on the average of the median price and VWAP for the preceding 90 days). The remaining $13,575 of advance was subsequently included in a secured line of credit evidenced by a convertible promissory note. Accordingly, the $13,575 advance has been so classified as such at December 31, 2019.

After the foregoing note conversions and advance received, there was $319,597 of principal and $118,732 of accrued interest outstanding on convertible debentures at December 31, 2020. With exception of the $219,597 of principal advanced under the secured line of credit by a related party during the year ended December 31, 2020, a pre-existing $100,000 convertible note is in default.

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

Business Plan

The Company is re-examining its next steps for developing a processing facility. In an effort to move the Company’s business plan forward, Management may evaluate opportunities to acquire, license or joint venture with other parties, which may include related parties, involved in toll milling, processing, or mining related activities, The Company is re-examining its next steps for developing a processing facility. In an effort to move the Company’s business plan forward, Management may evaluate opportunities to acquire, license or joint venture with other parties, which may include related parties, involved in toll milling, processing, or mining related activities, which may include Granite Peak Resources, LLC and its affiliated entities including, but not limited to Sustainable Metal Solutions, LLC, NovaMetallix. Inc., and Black Bear Natural Resources, LTD.

On March 27, 2020 the Company engaged NovaMetallix. Inc. (“NMX”), a member of the Sustainable Metal Solutions Group, a GPR affiliate, to conduct a study of the quantity and quality of our historic mine tailings, and the economic feasibility of processing them to reclaim their residual content of gold, silver, and other valuable metals. NMX, a firm comprised of world class mining, geological and metallurgical engineering professionals, is dedicated to the rapidly developing field of sustainable metal recovery. NMX has agreed to conduct the study of the Company’s tailings in exchange for GPR’s agreement to underwrite its cost and expense, and the exclusive right to process the tailings should their economic assessment prove positive. The terms of such processing to be mutually agreed upon in the future based on the results of the assessment.

Results of Operations

Comparison of the Years Ended December 31, 2020 and December 31, 2019

Revenues

We had no revenues from any operations for the years ended December 31, 2020 and 2019. Furthermore, we do not anticipate any significant future revenue until we have sufficiently funded construction and begin operations.

General and Administrative Expenses

General and administrative expenses were $241,435 for the year ended December 31, 2020 as compared to $43,875 for the same period in 2019. For the year ended December 31, 2019, general and administrative expenses and professional fees were severely cut due to lack of funding. During the year ended December 31, 2020, the nature of expenses were relatively the same, however we were able to incur and pay normal professional and legal fees and other necessary expenses due to greater availability of funds. We anticipate that future administration and operating expenses will increase for fiscal 2021 as we continue to build the infrastructure to proceed with our planned custom processing toll milling services.

Other Income and Expenses

Each year we receive monthly payments of $700 per month from American Tower Corporation for a cellular tower located on our Tonopah land. In addition, during the year ended December 31, 2020, the Company recognized gains due to write off of numerous accrued claims that were no longer enforceable or settled for less than face amount aggregating $375,270. There were no similar circumstances during the year ended December 31, 2019.

Interest expense for the year ended December 31, 2020 was $514,783, compared to $641,430 for the respective period in 2019. The $126,647 decrease during 2020 compared to 2019 is principally related to the Company’s revised estimate of the reasonable rate of interest that may apply to certain delinquent accounts payable that are in dispute. The remaining interest expense relates primarily to the interest due at rates ranging from 6% to 10% on notes payable to related parties and our convertible promissory notes outstanding during both periods.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements through the issuance of short-term debt, convertible debt and through equity capital we have received via certain shareholders exercising their warrants and loans from related parties during the years ended December 31, 2020 and 2019. We do not anticipate generating sufficient positive cash flows from our operations to fund the next 12 months. We had a working capital deficit of $10,169,955 at December 31, 2020. Cash was $1,199 at December 31, 2020, as compared to cash of $1,945 at December 31, 2019.

Our cash reserves will not be adequate to meet our operational needs and thus, we need to raise additional capital to pay for our operational expenses and provide for capital expenditures. Our basic operational expenses are currently estimated at approximately $20,000 per month, without regard to accrued interest of approximately $43,000 per month. Above our basic monthly expenses, we estimate that we need approximately $17,500,000 to begin limited toll milling operations. If we are not able to raise additional working capital, we may have to cease operations altogether.

Recent Financings

During the year ended December 31, 2020, Granite Peak Resources, LLC (“GPR”), a related party, advanced $206,022 pursuant to a secured line of credit in direct payments on the Company’s behalf to reduce certain accounts payable. The balance due GPR under this line of credit is comprised of principal of $219,597 and accrued interest of $16,073 at December 31, 2020

During the year ended December 31, 2019, Granite Peak Resources, LLC (“GPR”), a related party, advanced $205,655 in direct payments on the Company’s behalf, to reduce certain accounts payable by $137,655 and outstanding convertible promissory notes by $68,000. In December 2019, GPR was issued a convertible promissory note for $192,080 which it exchanged as consideration for exercising a stock option for 4,500,000 restricted common shares at an approved reduced conversion price of $0.0426, which was the market price on the date of exercise (based on the average of the median price and VWAP for the preceding 90 days). The remaining $13,575 of advance was subsequently included in a secured line of credit evidenced by a convertible promissory note. Accordingly, the $13,575 advance has been so classified as such at December 31, 2019.

After the foregoing note conversions and advance received, there was $319,597 of principal and $118,732 of accrued interest outstanding on convertible debentures at December 31, 2020. With exception of the $219,597 of principal advanced under the secured line of credit by a related party during the year ended December 31, 2020, a pre-existing $100,000 convertible note is in default.

Going Concern

The consolidated financial statements contained in this annual report on Form 10-K have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through the period ended December 31, 2020 of $104,350,402, and a working capital deficit of $10,169,955, as well as negative cash flows from operating activities. Presently, the Company does not have adequate cash resources to meet its debt obligations in the 12 months following the date of this filing. In addition, virtually all of the Company’s assets are encumbered or are pledged under senior secured debt that is in default. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives to finance its capital requirements, as well as for general and administrative expenses. These alternatives include raising funds through public or private equity markets and either through institutional or retail investors. Although there is no assurance that the Company will be successful with its fund-raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

The consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability. If the Company raises additional funds through the issuance of equity, the percentage ownership of current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to the rights, preferences and privileges of the Company’s common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavours or opportunities, which could significantly and materially restrict its future plans for developing its business and achieving commercial revenues. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

Working Capital Deficiency

	December 31, 2020	December 31, 2019
Current assets	$36,646	$1,945
Current liabilities	10,206,601	9,905,904
Working capital deficiency	$(10,169,955)	$(9,903,959)

Current assets remained stable between periods. The increase in current liabilities is primarily due to an increase in accrued interest relating to the Company’s convertible debentures and notes payable, as well as the increase of convertible debt balances as a result of increasing advances from related party, Granite Peak Resources, LLC.

Cash Flows

	Years Ended December 31,
	2020	2019
Net cash provided by (used in) operating activities	$(12,246)	$944
Net cash provided by investing activities	---	---
Net cash provided by financing activities	11,500	---
Increase (decrease) in cash	$(746)	$944

Operating Activities

Net cash used in operating activities was $12,246 for the year ended December 31, 2020, primarily due to the gain on derecognition of certain accounts payable and accrued expenses of $375,270, net of expenses paid directly by related party and exercise of stock options and warrants, and a loss of $115,722 on modification of options and warrants.

Net cash provided by operating activities was $944 for the year ended December 31, 2019.

Investing Activities

For the year ended December 31, 2020 and 2019 the Company conducted no investing activities.

Financing Activities

The Company’s financing during 2020 was from advances from a related party totalling $206,022 and the proceeds from the exercise of options and warrants of $130,505 which were paid to certain vendors on the Company’s behalf. The Company’s financing during 2019 was from advances from a related party totalling $205,655, which were paid to certain vendors on the Company’s behalf.

Off-Balance Sheet Arrangements

During the year ended December 31, 2020, we did not engage in any off-balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

Impairment of Long-lived Assets

We are reviewing the property and equipment, intangible assets subject to amortization and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset class may not be recoverable. Indicators of potential impairment include: an adverse change in legal factors or in the business climate that could affect the value of the asset; an adverse change in the extent or manner in which the asset is used or is expected to be used, or in its physical condition; and current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of the asset. If indicators of impairment are present, the asset is tested for recoverability by comparing the carrying value of the asset to the related estimated undiscounted future cash flows expected to be derived from the asset. If the expected cash flows are less than the carrying value of the asset, then the asset is considered to be impaired and its carrying value is written down to fair value, based on the related estimated discounted cash flows. There were no impairment charges in the year ended December 31, 2020, however, we decided to combine the carrying value of our mining and mineral assets as they are inseparable and depend upon each other in value creation.

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

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at December 31, 2020 and 2019. The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard will be effective for our interim and annual periods beginning January 1, 2019 and must be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company adopted this standard January 1, 2019, but as the Company does not have any significant leases, it does not expect it to have a material impact on its financial position or results of operations.

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

Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were not effective as of December 31, 2019, because of the identification of the material weaknesses in internal control over financial reporting described below. Notwithstanding the material weaknesses that existed as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer have each concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”). We are currently taking steps to remediate such material weaknesses as described below.

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

As a result of our continued material weaknesses described below, management has concluded that, as of December 31, 2020, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment, management identified the following control deficiencies, which were previously identified, that still represent material weaknesses at December 31, 2020:

●	The Company, at times in the past prior to the period covered by this annual statement, entered into material transactions without timely obtaining the appropriate signed agreements, stock certificates and board approval prior to releasing cash funds called for by the transaction. Management believes the approval process currently in place is sufficient to alleviate any misappropriation of funds and will change procedures if and when circumstances indicate they are needed. Although the Company has taken steps to prevent this from happening by utilizing an escrow agent, agreements entered into by prior management will continue to cause an issue until such prior agreements terminate or expire.

●	Management did not design and maintain effective control relating to the quarter end closing and financial reporting process due to lack of evidence of review surrounding various account reconciliations and properly evidenced journal entries. Due to the Company’s limited resources, the Company has insufficient personnel resources and technical accounting and reporting expertise to properly address all of the accounting matters inherent in the Company’s financial transactions. Additionally, though the Company has recently formed a formal audit committee, the Company has not yet formalized processes and controls that would provide proper board oversight role within the financial reporting process. Management continues to search for additional board members that are independent and can add financial expertise and intends to formalize oversight processes in this area in an effort to remediate part of this material weakness.

●	The Company’s change in management, board members and officer positions resulting in changes of the responsible person for certain duties has caused delays in the timely review of financial data and banking information. The Company has very limited review procedures in place. This material weakness, previously identified, continued in 2020 as a result of additional management changes. Management plans to establish a more formal review process by the board members in an effort to reduce the risk of fraud and financial misstatements.

We are in the process of establishing certain steps in response to the identification of these material weaknesses that should result in certain changes in our internal control over financial reporting, but due to the Company’s limited funds and inability to add certain staff personnel, the changes may be limited and may also not be completely effective. There were no additional material weaknesses noted during the year ended December 31, 2020.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names of all directors and executive officers of the Company, their respective ages and all positions and offices with the Company held by each person as of December 31, 2020:

Name	Age	Positions with the Company
J. Bryan Read	58	Chief Executive Officer, Director, and Secretary
Sharon L. Ullman	74	Chief Financial Officer, Chief Administrative Officer and Director

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

Family Relationships

There are no other family relationships between or among any of our directors and executive officers and any incoming directors or executive officers.

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

Audit Committee, Compensation Committee and Financial Expert

The Company does not currently utilize a formal audit committee. There were no audit committee meetings held during 2020. Financial information relating to quarterly reports was disseminated to all board members for review. The audited financial statements for the years ended December 31, 2019 and 2018 were provided to each member of the board in which any concerns by the members were directed to management and the auditors. The Company does not currently utilize a compensation committee. There were no compensation committee meetings during 2020 and no actions taken by written consent

ITEM 11. EXECUTIVE COMPENSATION

General Philosophy

Our Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.

Executive Compensation

The following table summarizes the compensation of each named executive officer for the fiscal years ended December 31, 2020 and 2019 awarded to or earned by (i) each individual serving as our principal executive officer and principal financial officer of the Company and (ii) each individual that served as an executive officer of the Company at the end of such fiscal years who received compensation in excess of $100,000.

	Annual Compensation				Option	All Other	Total
Name and Principal Position	Year	Salary		Bonus	Awards (1)	Compensation	($)
J. Bryan Read,	2020		$—	$—	$—	$—	$—
Chief Executive Officer	2019		$—	$—	$—	$—	$—

Sharon L. Ullman	2020	$		$—		$	$
Chief Financial Officer and Director	2019		$—	$—	$—	$—	$—

(1)	The amounts shown are the aggregate grant date fair values of these awards computed in accordance with Financial Accounting Standards Board (“FASB”) guidance now codified as Accounting Standards Codification (“ASC”) FASB ASC Topic 718, “Stock Compensation” (formerly under FASB Statement No. 123(R)).

Employment Agreements

We have not entered into any severance or change of control provisions with any of our other executive officers.

Equity Compensation Plans

No options were exercised by our named executive officers during the year ended December 31, 2020. In March 2019, Ms. Ullman exchanged her option for membership interest in Granite Peak Resources, LLC. This exchange was disclosed on a Schedule 13D filed with the Securities and Exchange Commission on March 29, 2019. At December 31, 2020 the executive officers held no options or warrants.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following information sets forth the number and percentage of shares of the Company’s common stock owned beneficially, as of January 25, 2021, by any person, who is known to the Company to be the beneficial owner of five percent or more of the Company’s common stock, and, in addition, by each director and each executive officer of the Company, and by all directors and executive officers as a group.

Information as to beneficial ownership is based upon statements furnished to the Company by such persons and the shareholder list provided by the Company’s transfer agent, American Stock Transfer & Trust Company, LLC, as of January 25, 2021.

Name and Address	Amount of Beneficial Ownership (1)	Percentage of Class %

Sharon Ullman	2,500,000	1.9%
611 Walnut Street
Gadsden, AL 35901

J. Bryan Read	150,000	*
611 Walnut Street
Gadsden, AL 35901

All directors and officers as a group (1 person)	150,000	*

Granite Peak Resources, LLC.	72,833,110	54.5%
30 N Gould Street, Suite R
Sheridan, WY 82081

(1)	Except as otherwise indicated, each person possesses sole voting and investment power with respect to the shares shown as beneficially owned. Shares are deemed owned in the same percentage as the individual’s ownership in the entity owning such shares.

(*)	Less than 1%

Equity Compensation Plans

The following table sets forth certain information regarding equity compensation plan information as of December 31, 2020:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (b)
Equity compensation plans approved by security holders	3,250,000	(1)		$1.25	73,000,000

Equity compensation plans not approved by security holders	---		$	---	---

Total	3,250,000			$1.72	---

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

Granite Peak Resources, LLC

During March 2019, the Company was informed that a change of control of the Company had occurred. Granite Peak Resources, LLC (“GPR”) through its members (including Pure Path Capital Management LLC) acquired 69,464,434 shares of common stock (including 4,500,000 options to purchase common stock). The members transferred their shares of common stock of the Company in exchange for a pro-rata ownership interest in GPR. GPR also acquired the senior secured creditor position previously held by Pure Path Capital Group LLC, which includes a $2,500,000 first deed of trust on the Tonopah property and an outstanding promissory note with a principal balance of $2,229,187 and accrued interest of $1,329,303 as of December 31, 2020, which is in default. The members of Granite Peak Resources LLC are listed in the Schedule 13D filed by GPR on March 29, 2019. GPR has not communicated to the Company any plans to change any of the current officers or directors or governing documents and has expressed the purpose of its acquisition is to assist the Company execute on its business plan and resolve its current obligations and other claims. During January and September 2020, GPR purchased another 648,648 and 375,070 shares, respectively, in private transactions. As of the date of this filing, GPR is the beneficial owner of 56.9% of the Company’s common stock and is the Company’s largest secured creditor.

On March 16, 2020 the Company executed a Line of Credit (“LOC”) with GPR evidenced by a promissory note. The LOC is for up to $2,500,000, matures over three years and may be increased by up to another $1,000,000 and extended an additional two years, respectively, at GPR’s sole option. The LOC is for funding operating expenses critical to the Company’s redirection and all requests for funds may be approved or disapproved in GPR’s sole discretion. The LOC bears interest at 10% per annum, is convertible into shares of the Company’s common stock at a per share price of $0.04 based on the last closing sale price and is secured by the real and personal property GPR already has under lien and in pledge. During the year ended December 31, 2020 GPR, a related party, advanced $206,022 pursuant to the LOC in direct payments on the Company’s behalf to reduce certain accounts payable. The balance due GPR under this LOC is comprised of principal of $219,597 and accrued interest of $16,073 at December 31, 2020

During the year ended December 31, 2019, GPR advanced $205,655 in direct payments on the Company’s behalf, to reduce certain accounts payable by $137,655 and outstanding convertible promissory notes by $68,000. In December 2019, GPR was issued a convertible promissory note for $192,080 which it exchanged as consideration for exercising a stock option for 4,500,000 restricted common shares at an approved reduced conversion price of $0.0426, which was the market price on exercise. The remaining $13,575 of advance was subsequently included in the LOC evidenced by a new convertible promissory note. Accordingly, the $13,575 advance has been so classified as such at December 31, 2019.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our Board of Directors appointed Turner, Stone & Company, L.L.P. (“Turner”) to audit our financial statements for the years ended December 31, 2020 and 2019. The following tables set forth the fees billed to the Company for professional services rendered by Turner for the years ended December 31, 2020 and 2019:

Services	2020	2019
Audit fees	$55,145	$40,000
Audit related fees	—	—
Tax fees	14,075	—
All other fees	—	—
Total fees	$69,220	$40,000

Audit Fees

The aggregate fees billed are for professional services rendered by Turner for the audit of the Company’s annual consolidated financial statements and review of consolidated financial statements included in the Company’s Form 10-K and 10-Qs for 2020, and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended December 31, 2020.

Audit-Related Fees

There were no fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements.

Tax Fees

There were no fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning other than as presented in the table above.

All Other Fees

There were no other fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

Pre-Approval Policies and Procedures

The Company has an audit committee but has yet to formalize processes and controls that would provide proper Board oversight. Our Board approves each engagement for audit or non-audit services before we engage our independent auditor to provide those services. The Board has not established any pre-approval policies or procedures that would allow our management to engage our independent auditor to provide any specified services with only an obligation to notify the audit committee of the engagement for those services. None of the services provided by our independent auditors for fiscal year 2020 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

PART IV

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

STANDARD METALS PROCESSING, INC.

Dated: January 26, 2021	By:	/s/ J. Bryan Read
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

Name	Title	Date

/s/ J. Bryan Read	Chief Executive Officer, Secretary and Director	January 26, 2021
J. Bryan Read

/s/ Sharon Ullman	Chief Financial Officer and Director	January 26, 2021
Sharon Ullman

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STANDARD METALS PROCESSING, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2020 AND 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Standard Metals Processing, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Standard Metals Processing, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019 and the related consolidated statements of operations, shareholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the results of its consolidated operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the board of directors and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Long-lived asset impairment consideration

At December 31, 2020, the Company’s mining and mineral rights balance totaled $3.9 million. As more fully described in Note 2 to the consolidated financial statements, the Company evaluates its mining and mineral rights for impairment whenever events or changes in circumstances indicate that the carrying amounts of the asset or group of assets may not be recoverable (“triggering events”). Management evaluates various qualitative factors in determining whether or not events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable.

Auditing the Company’s impairment assessment involved our subjective judgment because, in determining whether a triggering event occurred, management uses estimates that include, among others, assumptions about forecasted gold, silver, copper and other metal prices and total future production using reserve or other relevant information reported by the operators. Significant uncertainty exists with these assumptions. Further, management’s evaluation of any new information indicating that production will not likely occur or may be significantly reduced in the future requires significant judgment.

To test the Company’s impairment assessment, our audit procedures included, among others, evaluating the significant assumptions, judgments and operating data used in the Company’s analysis to available market information. Furthermore, we considered the professional qualifications and objectivity of management’s specialists and the reputation of the third-party valuation firm.

/s/ Turner, Stone & Company L.L.P.

Dallas, Texas

January 26, 2021

We have served as the Company’s auditor since 2013.

STANDARD METALS PROCESSING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019

Assets
Current assets:
Cash	$1,199	$1,945
Prepaid expenses	35,447	--
Total current assets	36,646	1,945

Mining and Mineral Rights	3,883,524	3,883,524

Total Assets	$3,920,170	$3,885,469

Liabilities and Shareholders’ Deficit
Current liabilities:

Senior secured convertible promissory note payable, related party	$2,229,187	$2,229,187
Promissory notes payable - related party	477,500	477,500
Convertible promissory notes, including $219,597 from related party	319,597	113,575
Accrual for settlement of lawsuits	3,357,622	3,164,309
Accounts payable	1,400,632	1,820,741
Accrued interest - Related party $1,565,405 and $1,325,558 at December 31, 2020 and December 31, 2019, respectively	2,422,063	2,100,592
Total current liabilities	10,206,601	9,905,904

Commitments and Contingencies (Note 9)

Preferred stock, 50,000,000 shares authorized:
Series A, $.001 par value, 10,000,000 shares issued and outstanding at December 31, 2020 and December 31, 2019	10,000,000	10,000,000

Shareholders’ deficit:

Common stock, $0.001 par value, 500,000,000 shares authorized: 133,630,343 issued and outstanding at December 31, 2020 and 128,997,423 issued and outstanding at December 31, 2019, respectively	133,630	128,997
Additional paid-in capital	87,930,341	87,712,695
Accumulated deficit	(104,350,402)	(103,862,127)
Total shareholders’ deficit	(16,286,431)	(16,020,435)
Total Liabilities and Shareholders’ deficit	$3,920,170	$3,885,469

The accompanying footnotes are an integral part of these consolidated financial statements.

STANDARD METALS PROCESSING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
	December 31, 2020		December 31, 2019

Revenues	$		$—

Operating expenses:
General and administrative		241,435	43,875
Total operating expenses		241,435	43,875
Loss from operations		(241,435)	(43,875)

Other income (expense):
Other income		8,395	8,140
Derecognition of debt		375,270	---
Loss on modification of options and warrants		(115,722)	---
Interest expense		(514,783)	(641,430)
Total other income (expense)		(246,840)	(633,290)
Loss before income tax provision		(488,275)	(677,165)

Income tax provision		—	—
Net loss		$(488,275)	$(677,165)

Basic net loss per common share		$(0.00)	$(0.00)

Basic weighted average common shares outstanding		130,909,286	124,633,039

The accompanying footnotes are an integral part of these consolidated financial statements.

STANDARD METALS PROCESSING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Common stock outstanding		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at December 31, 2018	124,497,423	$124,497	$87,525,115	$(103,184,962)	$(15,535,350)

Shares issued upon exercise of option	4,500,000	4,500	187,580	--	192,080

Net loss for the year ended December 31, 2019	--	--	--	(677,165)	(677,165)

Balance at December 31, 2019	128,997,423	$128,997	$87,712,695	$(103,862,127)	$(16,020,435)

Shares issued upon exercise of options	2,750,000	2,750	60,500	---	63,250

Shares issued upon exercise of warrants	1,882,920	1,883	41,425	---	43,308

Loss on modification of options and warrants	---	---	115,722	---	115,722

Net loss for the year ended December 31, 2020	---	---	---	(488,275)	(488,275)

Balance at December 31, 2020	133,630,343	$133,630	$87,930,342	$(104,350,402)	$(16,286,430)

The accompanying footnotes are an integral part of these consolidated financial statements.

STANDARD METALS PROCESSING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31, 2020		December 31, 2019
OPERATING ACTIVITIES:
Net loss		$(488,275)		$(677,165)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Gain on derecognition of certain accounts payable and accrued expenses		(375,271)		---
Expenses paid directly by related party		206,022		---
Expenses paid directly by exercise of stock options and warrants		59,611		---
Loss on modification of stock options and warrants		115,722		---
Changes in operating assets and liabilities:
Accounts payable		(44,839)		36,678
Accrual for settlement of lawsuits		193,313		187,686
Accrued interest – related parties		321,471		453,745
Net cash provided by (used in) operating activities		(12,246)		944

CASH FLOWS FROM INVESTING ACTIVITIES:		---		---
Cash flows from investing activities		---		---

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options and warrants		11,500		---
Cash flows from financing activities		11,500		----

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS		(746)		944
CASH AND CASH EQUIVALENTS, beginning of period		1,945		1,001
CASH AND CASH EQUIVALENTS, end of period		$1,199		$1,945

Non-Cash Investing and Financing:
Advances from related party used for settlement of liabilities		$206,022		$205,655
Expenses paid by exercise of common stock options and warrants		$95,058		$—
Expenses prepaid by exercise of common stock options and warrants		$35,447	$	---
Related party promissory note settled by exercise of options	$	---		$192,080

The accompanying footnotes are an integral part of these consolidated financial statements.

STANDARD METALS PROCESSING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

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

The Company plans to perform permitted custom processing toll milling which is a process whereby mined material is crushed and ground into fine particles to ease the extraction of any precious minerals contained therein, such as minerals in the gold, silver, and platinum metal groups. Custom milling and refining can include many different processes that are designed specifically for each ore load and to maximize the extraction of precious metals from carbon or concentrates. These toll-processing services also distil, dry, mix, or mill chemicals and bulk materials on a contractual basis and provide a chemical production outsourcing option for industrial companies, which lack the expertise, capacity, or regulatory permits for in-house production.

We are required to obtain several permits before we can begin construction of a small-scale mineral processing facility to conduct permitted processing toll milling activities and construction of the required additional buildings and well relocation necessary for us to commence operations.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2020, the Company incurred losses from operations of $488,275. At December 31, 2020, the Company had an accumulated deficit of $104,350,402 and a working capital deficit of $10,169,955. In addition, virtually all of the Company’s assets are encumbered or pledged under a senior secured debt that is in default. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the year ended December 31, 2020, the Company received net cash proceeds of $206,022 from the convertible note line of credit Granite Peak Resources, LLC established for the Company in 2019 (See Note 7). Management believes that private placements of equity capital and/or additional debt financing will be needed to fund our long-term operating requirements. The Company may also encounter business endeavours that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavours or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Standard Metals Processing, Inc., and its wholly owned subsidiaries Aurielle Enterprises, Inc., (f/k/a Tonopah Milling and Metals Group, Inc.) and its wholly owned subsidiaries Tonopah Custom Processing, Inc., and Tonopah Resources, Inc. All significant intercompany transactions, accounts and balances have been eliminated in consolidation.

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

Long-Lived Assets

The Company will periodically evaluate the carrying value of long-lived assets to be held and used, including but not limited to, mineral properties, mine tailings, mine dumps, capital assets and intangible assets, when events and circumstances warrant such a review and at least annually. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose. There were no impairment charges during the years ended December 31, 2020 and December 31, 2019.

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

Revenue Recognition and Deferred Revenue

As of December 31, 2020, we have recorded no revenues from custom permitted processing toll milling. If we achieve revenue generation, the Company plans to report such revenues consistent with ASC Topic 606.

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

At December 31, 2020 and 2019, the weighted average shares from stock options of 3,250,000 and 28,076,223, respectively and warrants of 250,000 and 4,865,640, and number of equivalent shares of convertible notes payable of 6,239,516 and 688,525, respectively, were excluded from the diluted weighted average common share calculation due to the antidilutive effect such shares would have on net loss per common share.

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

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at December 31, 2020 and 2019. The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard will be effective for our interim and annual periods beginning January 1, 2019 and must be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company adopted this standard January 1, 2019, but as the Company does not have any significant leases, it does not expect it to have a material impact on its financial position or results of operations.

During the year ended December 31, 2020 and through January 25, 2020, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of December 31, 2020, through the date which the consolidated financial statements were issued. Based upon the review, other than described in Note 11 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

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

NOTE 5 – Senior Secured Promissory Note, related party

On October 10, 2013, a Senior Secured Convertible Promissory Note (the “Secured Note”) for up to $2,500,000 was issued to Pure Path Capital Management Company, LLC (“Pure Path”) pursuant to a Settlement and Release Agreement. The note had an original principal balance of $1,933,345, with a maturity date of April 10, 2015, and bears interest at 8% per annum. The settlement agreement included the issuance to Pure Path of 27,000,000 of the Company’s common shares, resulting in Pure Path becoming a related party. Upon an event of default additional interest will accrue at the rate equal to the lesser of (i) 15% per annum in addition to the Interest Rate or (ii) the highest rate permitted by applicable law, per annum (the “Default Rate”). The Company has obtained a waiver on the default rate interest, allowing the 8% interest rate to remain in effect during the default on the Secured Note. The Secured Note is securitized by any and all of Borrower’s tangible or intangible assets, already acquired or hereinafter acquired, including but not limited to: machinery, inventory, accounts receivable, cash, computers, hardware, land and mineral rights, etc.

The outstanding principal balance on the Secured Note was $2,229,187 as of both December 31, 2020 and 2019, with related accrued interest of $1,329,303 and $1,143,473, respectively. In March 2019, Pure Path’s interest was acquired by Granite Peak Resources, LLC. The Secured Note is in default.

NOTE 6 – PROMISSORY NOTES PAYABLE - RELATED PARTY

On February 11, 2015, the Company issued an unsecured promissory note (the “TG Note”) to Tina Gregerson Family Properties, LLC, an entity controlled by a former director of the Company. The TG Note for up to $750,000, was provided in tranches. Maturity of each tranche is one year from the date of receipt. Under the terms of the TG Note, the Company received $200,000 on February 11, 2015, $48,000 on February 13, 2015, $50,000 on April 13, 2015, $150,000 on July 31, 2015, $2,500 on October 20, 2015, $12,000 on October 29, 2015 and $15,000 on November 4, 2015. Interest accrues at 8% per annum on each tranche. Accrued interest was $220,029 and $182,084 as of December 31, 2020 and 2019, respectively. The TG Note is in default.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

On March 16, 2020 the Company executed a Line of Credit (“LOC”) with GPR, related party, evidenced by a promissory note. The LOC is for up to $2,500,000, matures over three years and may be increased by up to another $1,000,000 and extended an additional two years, respectively, at GPR’s sole option. The LOC is for funding operating expenses critical to the Company’s redirection and all requests for funds may be approved or disapproved in GPR’s sole discretion. The LOC bears interest at 10% per annum, is convertible into shares of the Company’s common stock at a per share price of $0.04 based on the last closing sale price on the date of execution and will be secured by the real and personal property GPR already has under lien. During the year ended December 31, 2020 GPR, advanced $206,022 pursuant to the LOC in direct payments on the Company’s behalf, to reduce certain accounts payable. At December 31, 2020, the balance due GPR under the LOC is $219,597 principal and $16,073 accrued interest.

During the year ended December 31, 2019, GPR advanced $205,655 in direct payments on the Company’s behalf, to reduce certain accounts payable by $137,655 and outstanding convertible promissory notes by $68,000. In December 2019, GPR was issued a convertible promissory note for $192,080 which it exchanged as consideration for exercising a stock option for 4,500,000 restricted common shares at an approved reduced conversion price of $0.0426, which was the market price on exercise. The remaining $13,575 of advance was subsequently included in the LOC evidenced by a new convertible promissory note. Accordingly, the $13,575 advance has been so classified as such at December 31, 2019.

After the foregoing advances received and note conversion, there was $319,597 of principal and $118,732 of accrued interest outstanding on convertible debentures at December 31, 2020. With exception of the $219,597 of principal advanced by a related party during the year ended December 31, 2020, a pre-existing $100,000 convertible note is in default.

NOTE 8 – SHAREHOLDERS’ DEFICIT

Preferred Stock

Series A Preferred Stock

Attributes of Series A Preferred Stock include but are not limited to the following:

Distribution in Liquidation

The Series A Preferred Stock has a liquidation preference of $10,000,000, payable only upon certain liquidity events or upon achievement of a market value of our equity equalling $200,000,000 or more. Upon any liquidation, dissolution or winding up of the Company, and after paying or adequately providing for the payment of all its obligations, the remainder of the assets of the Company shall be distributed, either in cash or in kind, first pro rata to the holders of the Series A Preferred Stock in an amount equal to the Liquidation Value (as described below); then, to any other series of Preferred Stock, until an amount to be determined by a resolution of the Board of Directors prior to issuances of such Preferred Stock, has been distributed per share, and, then, the remainder pro rata to the holders of the Common Stock. Upon the occurrence of any Liquidation Event (as defined below), each holder of Series A Preferred Stock will receive a payment equal to the Original Issue Price for each share of Series A Preferred Stock held by such holder (the “Liquidation Value”). A “Liquidation Event” will have occurred when:

●	The Company has an average market capitalization (calculated by adding the value of all outstanding shares of Common Stock valued at the Company’s closing sale price on the OTC Market or other applicable bulletin board or exchange, plus the value of the outstanding Series A Preferred Stock at the Original Issues Price per share) of $200,000,000 or more over any 90 day period. The holders of the Series A Preferred Stock would have the right, for 30 days after the end of such qualifying 90 day measurement period, to require the Company to purchase the Series A Preferred Stock for an amount equal to the Liquidation Value.

●	Any Liquidity Event in which the Company receives proceeds of $50,000,000 or more. For purposes hereof, a “Liquidity Event” means any (a) liquidation, dissolution or winding up of the Company; (b) acquisition of the Company by means of any transaction or series of related transactions (including, without limitation, any reorganization, merger, share exchange, share purchase or consolidation) provided that the applicable transaction shall not be deemed a liquidation unless the Company’s stockholders constituted immediately prior to such transaction hold less than 50% of the voting power of the surviving or acquiring entity; or (c) the sale, lease, transfer or other disposition, in a single transaction or series of related transactions, by the Company or any subsidiary of the Company of all or substantially all the assets of the Company and its subsidiaries taken as a whole, or the sale or disposition (whether by merger or otherwise) of one or more subsidiaries of the Company if substantially all of the assets of the Company and its subsidiaries taken as a whole are held by such subsidiary or subsidiaries.

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

Common Stock

Common Stock issued on exercise of stock option

During the year ending December 31, 2020, options on 2,750,000 and warrants on 1,882,920 restricted common shares were exercised at an approved reduced conversion price of $0.023, based upon market conditions. Of the options and warrants exercised 2,750,000 options and 1,882,920 warrants were modified as to exercise date resulting in a loss on modification of $115,722.

On December 21, 2019, a convertible promissory note payable totalling $192,080 was exchanged as consideration for exercising a stock option for 4,500,000 restricted common shares at an approved reduced conversion price of $0.0426, which was the market price on exercise.

Sale of Common Stock

None.

Option Grants

The following tables summarize information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price
Options outstanding - December 31, 2018	32,576,223	$0.98
Granted	—	—
Cancelled or expired	---	---
Exercised	4,500,000	1.07
Options outstanding - December 31, 2019	28,076,223	$1.07
Granted	—	—
Cancelled or expired	22,076,223	0.95
Exercised	2,750,000	0.92
Options outstanding - December 31, 2020	3,250,000	$1.07

There are no unvested options as of December 31, 2020.

The following tables summarize information about stock options outstanding and exercisable:

	Options Outstanding and Exercisable at December 31, 2020
Range of Exercise Prices	Number Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price		Aggregate Intrinsic Value (1)
$0.40 to $0.60	---		$	---	$—
$0.61 to $1.00	---	---	$	---	$—
$1.01 to $1.50	1,000,000	.0 years		$1.25	$—
$1.51 to $2.25	2,250,000	.25 years		$1.93	$—
$0.40 to $2.25	3,250,000	.2 years		$1.07	$—

	Options Outstanding and Exercisable at December 31, 2019
Range of Exercise Prices	Number Exercisable	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
$0.40 to $0.60	776,223	.8 years	$0.60	$—
$0.61 to $1.00	9,800,000	.7 years	$0.67	$—
$1.01 to $1.50	14,500,000	.8 years	$1.25	$—
$1.51 to $2.25	3,000,000	1.3 years	$1.63	$—
$0.40 to $2.25	28,076,223	.9 years	$1.07	$—

(1)	The aggregate intrinsic value in the table represents the difference between the closing stock price on December 31, 2020 and 2019 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2020 and 2019.

Common Stock Purchase Warrants

For warrants granted to non-employees in exchange for services, the Company recorded the fair value of the equity instrument using the Black-Scholes pricing model unless the value of the services is more reliably measurable.

The following table summarizes information about the Company’s stock purchase warrants outstanding and exercisable at December 31, 2020 and December 31, 2019:

	Number	Weighted Average Exercise Price	Range of Exercise Price	Weighted Remaining Contractual Life
Outstanding at December 31, 2018	4,865,640	$0.84	$0.20 – 1.23	1.5 years
Granted	—
Cancelled or expired	---
Exercised	---
Outstanding at December 31, 2019	4,865,640	$0.84	$0.20 – 1.23	.5 years
Granted	---
Cancelled or expired	2,732,720	0.76	$0.20 – 0.89	---
Exercised	1,882,920	0.89	0.89	---
Warrants exercisable at December 31, 2020	250,000	$1.23	$1.23	1.2 years

The aggregate intrinsic value of the 250,000 and 4,865,640 outstanding and exercisable warrants at December 31, 2020 and 2019, respectively, was $0. The intrinsic value is the difference between the closing stock price on December 31, 2020 and 2019 and the exercise price, multiplied by the number of in-the-money warrants had all warrant holders exercised their warrants on December 31, 2020 and 2019.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Matters

Stephen E. Flechner v. Standard Metals Processing, Inc.

On April 29, 2014, Stephen E. Flechner filed suit in the United States District Court for the District of Colorado against Standard Metals Processing, Inc. alleging that Standard Metals had refused to allow him to exercise stock options granted to him pursuant to a Stock Option Agreement, dated April 1, 2010, and a second Stock Option Agreement, dated January 21, 2011. On June 12, 2014, Standard Metals filed an Answer and a Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. On January 16, 2015, Standard Metals filed a Motion for Summary Judgment. On January 23, 2015, the Court issued an Order granting in part and denying in part Standard Metals’ Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. The Court in its Order stayed further proceedings in Colorado pending the issuance of orders by the Alabama court. Thereafter, on January 26, 2015, the Court issued an Order vacating the February 20, 2015 Trial Preparation Conference and the March 9, 2015 Bench Trial. On March 23, 2015, the Court issued an Order denying Standard Metals’ Motion for Summary Judgment. On March 30, 2015, Flechner filed a Motion to Lift the Stay. On March 31, 2015, the Court issued an Order granting Flechner’s Motion to Lift the Stay. On April 6, 2015, the Court issued an Order scheduling a Bench Trial for July 29, 2015. On April 9, 2015, Flechner filed a Motion for Reconsideration of the Court’s March 23, 2015 Order Denying Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On May 1, 2015, the Court issued an Order Granting Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On August 12, 2015 the United Stated District Court for the District of Colorado issued a judgment in favor of Stephen E. Flechner for $2,157,000. An amended final judgment was ordered in adjudication of the Complaint by the U.S. District Court for the District of Colorado (the “Court”) on August 28, 2015 in favor of Flechner in the amount of $2,157,000, plus interest through the date of judgment of $235,246, plus interest of $472.76/day from August 28, 2015 until paid in full. The Company, in good faith anticipation of a settlement did not appeal the judgment and therefore, the Company’s notice of appeal was dismissed on November 17, 2015. This judgment is now non-appealable. The Company has recognized the daily interest due from the date of the August 28, 2015 judgment through December 31, 2020, totalling $965,376, resulting in a total amount of $3,357,622 being included in the Accrual for settlement of lawsuits relating to this matter in the accompanying December 31, 2020 consolidated balance sheet.

NOTE 10 – INCOME TAXES

The components of income tax expense for the years ended December 31, 2020 and 2019 consist of the following:

	2020	2019
Current tax provision	$—	$—
Deferred tax benefit	(103,000)	(142,000)
Valuation allowance	103,000	142,000
Total income tax provision	$—	$—

Reconciliations between the statutory rate and the effective tax rate for the years ended December 31, 2020 and 2019 consist as follows:

	2020	2019
Federal statutory tax rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	0%	0%
Permanent differences	—	—%
Valuation allowance	21.0%	21.0%
Effective tax rate	—	—

Significant components of the Company’s deferred tax assets as of December 31, 2020 and 2019 are summarized below. The calculations presented below at December 31, 2020 reflect the new U.S. federal statutory corporate tax rate of 21% effective January 1, 2018 (see Note 2).

	2020	2019
Deferred tax assets:
Net operating loss carry forwards	$7,351,000	$7,248,000
Impairment of assets	6,941,000	6,941,000
Stock based compensation	2,228,000	2,228,000
Loss on settlement of debt	32,000	32,000
Total deferred tax asset	16,552,000	16,449,000
Valuation allowance	(16,552,000)	(16,449,000)
	$—	$—

As of December 31, 2020, the Company had approximately $104,000,000 of federal net operating loss carry forwards. These carry forwards, if not used, will begin to expire in 2028. Future utilization of their net operating loss carry forwards is subject to certain limitations under Section 382 of the Internal Revenue Code. The Company believes that the issuance of their common stock in exchange for the Shea Mining and Milling properties in March of 2011 resulted in an “ownership change” under the rules and regulations of Section 382. Accordingly, the Company’s ability to utilize their net operating losses of $69,000,000 generated prior to this date is limited to approximately $1,000,000 annually.

As of December 31, 2020, we do not believe any of our net operating loss carry forward consists of deductions generated by the exercise of warrants or options to purchase our stock. In the future, the stock options referenced in the above table of deferred tax items may be exercised and we may receive a tax deduction. To the extent that the tax deduction is included in a net operating loss carry forward and is in excess of amounts recognized for book purposes, no benefit will be recognized until the loss carry forward is recognized. Upon utilization and realization of the carry forward, the corresponding change in the deferred asset and valuation allowance will be recorded as additional paid-in capital.

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

NOTE 11 – SUBSEQUENT EVENTS

On January 22, 2021, GPR, the Company’s senior secured creditor and controlling shareholder, urged our Board of Directors to call an Annual Meeting for the purposes of seeking shareholder approval of an amendment to the Company’s Articles of Incorporation to: either (a) reverse split the Company’s existing Common Stock outstanding without reducing the number of shares authorized or (b) increase the number of Common Stock authorized, and (c) to designate a new class of Preferred Stock. The purpose of seeking approval of such amendment is to provide a sufficient amount of unissued Common Stock and Preferred Stock to accommodate: (i) resolution(s) with its creditors, (ii) issuance for investments received and/or (iii) acquisition of assets in furtherance of its business plan.