Form 10-Q
period 2021-03-31
Standard Metals Processing, Inc.
filed 2021-04-30
CIK 773717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, there were 133,630,343 (pre-reverse split) shares of common stock outstanding (2,672,807 shares post-reverse split) which is the Registrant’s only class of voting stock.

STANDARD METALS PROCESSING, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2021

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain statements which are forward-looking in nature and are based on the current beliefs of our management as well as assumptions made by and information currently available to management, general trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this Form 10-Q, the words “may,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict” and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. These statements reflect our judgment as of the date of this Form 10-Q with respect to future events, the outcome of which is subject to risks. We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectations, which may have a significant impact on our business, operating results, financial condition or your investment in our common stock, as described in Part II, Item 1A entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on January 26, 2021.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STANDARD METALS PROCESSING, INC.

CONDENSED Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash	$1,626	$1,199
Prepaid expenses	35,447	35,447

Total current assets	37,073	36,646

Mining and mineral rights	3,883,524	3,883,524

Total Assets	$3,920,597	$3,920,170

Liabilities and Shareholders’ Deficit
Current liabilities:
Senior secured promissory note payable, related party	$2,229,187	$2,229,187
Promissory notes payable - related party	477,500	477,500
Convertible notes payable, including $584,608 and $219,597 from related parties at March 31, 2021 and December 31, 2020, respectively	684,608	319,597
Accrual for settlement of lawsuits	3,400,170	3,357,622
Accounts payable	1,354,122	1,400,631
Accrued interest - Related party $1,629,587 and $1,565,405 at March 31, 2021 and December 31, 2020	2,542,988	2,422,063
Total current liabilities	10,688,575	10,206,600

Commitments and Contingencies (Note 6)

Preferred stock, 50,000,000 shares authorized:
Series A, $.001 par value, 10,000,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	10,000,000	10,000,000

Shareholders’ deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized: 2,672,807 issued and outstanding at March 31, 2021 and December 31, 2020	2,673	2,673
Additional paid-in capital	88,061,299	88,061,299
Accumulated deficit	(104,831,950)	(104,350,402)
Total shareholders’ deficit	(16,767,978)	(16,286,430)

Total Liabilities and Shareholders’ deficit	$3,920,597	$3,920,170

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	March 31, 2021	March 31, 2020

Revenues	$—	$—

Operating expenses:
General and administrative	342,697	52,220

Total operating expenses	342,697	52,220
Loss from operations	(342,697)	(52,220)

Other income (expense):
Other income	2,099	2,099
Derecognition of debt	22,523	---
Interest expense	(163,473)	(194,330)

Total other expense	(138,851)	(192,231)
Loss before income tax provision	(481,548)	(244,451)

Income tax provision	—	—
Net loss	$(481,548)	$(244,251)

Basic net loss per common share	$(0.18)	$(0.09)

Basic weighted average common shares outstanding	2,672,807	2,580,149

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three months ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net loss	$(481,548)		$(244,451)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Gain on derecognition of certain accounts payable	22,523		---
Expenses paid directly by related party	365,011		50,780
Changes in operating assets and liabilities -
Accounts payable	(69,032)		---
Accrued expenses	120,925		151,310
Accrual for settlement of lawsuits	42,548		43,020

Net cash provided by (used in) operating activities	427		659
Cash flows from investing activities:	—		—
Cash flows from financing activities:
Proceeds from convertible debentures	---		---

Net cash provided by financing activities	---		---

(Decrease) Increase in cash	427		659
Cash, beginning of period	1,199		1,945
Cash, end of period	$1,626		$2,604

Supplemental cash flow disclosures
Advances from related party to pay expenses on Company’s behalf	$365,011	$	---

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND

THE YEAR ENDED DECEMBER 31, 2020

	Common Stock			Accumulated
	Shares	Amount	APIC	Deficit	Total
Balance, December 31, 2019	128,997,423	$128,997	$87,712,695	$(103,862,127)	$(16,020,435)
Reverse split restatement adjustment	(126,417,274)	(126,417)	126,417	---	---
Restated balance, December 31, 2019	2,580,149	2,580	87,839,112	(103,862,127)	(16,020,435)

Shares issued on exercise of options	55,000	55	63,195	-	63,250

Shares issued on exercise of warrants	37,658	38	43,270		43,308

Loss on modification of options and warrants	+---	---	115,722	---	115,722

Net loss	---	---	---	(488,275)	(488,275)

Balance at December 31, 2020	2,672,807	2,673	88,061,299	(104,350,402)	(16,286,430)

Net loss	---	---	---	(481,548)	(481,548)

Balance at March 31, 2021	2,672,807	$2,673	$88,061,299	$(104,831,950)	$(16,767,978)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

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

The Company plans to perform permitted custom processing toll milling which is a process whereby mined material is crushed and ground into fine particles to ease the extraction of any precious minerals contained therein, such as minerals in the gold, silver, and platinum metal groups. Custom milling and refining can include many different processes that are designed specifically for each ore load and to maximize the extraction of precious metals from carbon or concentrates. These toll processing services also distill, dry, mix, or mill chemicals and bulk materials on a contractual basis and provide a chemical production outsourcing option for industrial companies, which lack the expertise, capacity, or regulatory permits for in-house production.

We are required to obtain several permits before we can begin construction of a small-scale mineral processing facility to conduct permitted processing toll milling activities and construction of the required additional buildings and well relocation necessary for us to commence operations.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2021, the Company had a net loss of $481,548. At March 31, 2021, the Company had an accumulated deficit of $104,831,950 and a working capital deficit of $10,651,502. Additionally, all of the Company’s assets are under lien pursuant to a First Deed of Trust and UCC filings; and 100% of the common stock of the Company’s subsidiary Aurielle Enterprises, Inc. (“AE”), and that of its wholly owned subsidiaries Tonopah Custom Processing, Inc., (“TCP”) and Tonopah Resources, Inc. (“TR”) has been pledged in favor of Granite Peak Resources, LLC (“GPR”), a related party, whose secured Note is in default. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on their ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the three months ended March 31, 2021, a related party advanced $365,012 from the convertible note line of credit GPR also established for the Company in 2020 (See Note 4).

Management believes that private placements of equity capital and/or additional debt financing will be needed to fund our long-term operating requirements. The Company may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders would likely be reduced, and such securities might have rights, preferences, or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position, however, if the Company is unable to obtain the necessary capital, the Company may have to cease operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Standard Metals Processing, Inc., and its wholly owned subsidiary Aurielle Enterprises Inc. (f/k/a Tonopah Milling and Metals Group, Inc.) (“AE”) and its wholly owned subsidiaries Tonopah Custom Processing, Inc., (“TCP”) and Tonopah Resources, Inc. (“TR”) All significant intercompany transactions, accounts and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2020 filed January 26, 2021. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year as a whole.

Reclassification of Prior Year Presentation

Certain prior period balance sheet amounts of accounts payable and accrued expenses have been reclassified for consistency with the current year balance sheet presentation. These reclassifications had no effect on previously reported consolidated financial condition, results of operations, cash flows, and shareholders’ deficit.

Mineral Properties

Mineral property acquisition costs are recorded at cost and are deferred until the viability of the property is determined. No properties have produced operating revenues at this time. Exploration, mineral property evaluation, option payments, related acquisition costs for mineral properties acquired under an option agreement, general overhead, administrative and holding costs to maintain a property on a care and maintenance basis are expensed in the period they are incurred. When reserves are determined for a property and a bankable feasibility study is completed, subsequent exploration and development costs on the property would be capitalized. If a project were to be put into production, capitalized costs would be amortized on the unit of production basis.

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

Management’s estimates of gold prices, recoverable reserves, probable outcomes, operating capital, and reclamation costs are subject to risks and uncertainties that may affect the recoverability of mineral property costs.

The Company does not own any mining claims. It owns tailings located on the Tonopah property and the rights to some tailings located in Manhattan, Nevada. The Company has not disturbed or processed any of this material, but recently authorized GPR to examine the economic feasibility of processing the tailings to reclaim their residual content of valuable metals in exchange for the exclusive right to process the tailings should their economic assessment prove positive. The terms of such processing to be mutually agreed upon between GPR and the Company in the future based on the results of the assessment.  In addition, the Company and Sustainable Metal Solutions, LLC (“SMS”), an affiliate of GPR, agreed to form a joint venture into which the Company will contribute the solar energy rights attributable to its 1,086 acres in exchange for SMS’s agreement to develop, manage and underwrite the venture.

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

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition and Deferred Revenue

As of March 31, 2021, the Company has not recognized any revenues from custom permitted processing toll milling. If we achieve revenue generation, the Company plans to report such revenues consistent with ASC Topic 606.

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

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at March 31, 2021 and December 31, 2020. The Company recognizes interest and penalties due on unrecognized tax benefits as well as interest receivable from favorable tax settlements within income tax expense.

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

Recent Accounting Standards

In December 2019, the FASB issued ASU 2019-12, Income Taxes-Simplifying the Accounting for Income Taxes ("ASU 2019-12"). Among other items, the amendments in ASU 2019-12 simplify the accounting treatment of tax law changes and year-to-date losses in interim periods. An entity generally recognizes the effects of a change in tax law in the period of enactment, however, there is an exception for tax laws with delayed effective dates. Under current guidance, an entity may not adjust its annual effective tax rate for a tax law change until the period in which the law is effective. This exception was removed under ASU 2019-12, thereby providing that all effects of a tax law change are recognized in the period of enactment, including adjustment of the estimated annual effective tax rate. Regarding year-to-date losses in interim periods, an entity is required to estimate its annual effective tax rate for the full fiscal year at the end of each interim period and use that rate to calculate its income taxes on a year-to-date basis. However, current guidance provides an exception that when a loss in an interim period exceeds the anticipated loss for the year, the income tax benefit is limited to the amount that would be recognized if the year-to-date loss were the anticipated loss for the full year. ASU 2019-12 removes this exception and provides that, in this situation, an entity would compute its income tax benefit at each interim period based on its estimated annual effective tax rate. ASU 2019-l2 is effective for fiscal years beginning after December 15, 2020, including interim periods within those annual periods Early adoption is permitted. The Company is currently evaluating the effect that this update will have on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, and ASU 2019-05 (collectively, "Topic 326"). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. The Company will be required to adopt this ASU for financial years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of topic 326 is not expected to have a material effect on the Company’s consolidated financial statements and financial statement disclosures.

During the period ended March 31, 2021 and through the date of this filing, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

NOTE 3 – MINING AND MINERAL RIGHTS

The Company is preparing the Tonopah property site for the construction of a permitted custom processing toll milling facility including grading the land, installing fencing, and working with contractors for our planned 21,875 square foot building and servicing and drilling various wells for our future operations.

The Company has continued to assess the realizability of its mining and mineral rights. Based on an assessment the Company conducted in January 2021, the Company believes the carrying value of the rights recorded on its books is not impaired. However, the Company determined that its land, mineral rights, and water rights are inseparable and depend on each other in value creation. Accordingly, during the year ended December 31, 2018, the Company combined the carrying value of the assets to present more clearly their intended use together.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

On March 16, 2020 the Company executed a Line of Credit (“LOC”) with Granite Peak Resources, LLC (“GPR”), a related party, evidenced by a convertible promissory note. The LOC is for up to $2,500,000, matures over three years and may be increased by up to another $1,000,000 and extended an additional two years at GPR’s sole option. The LOC is for funding operating expenses critical to the Company’s basic operations and redirection and all requests for funds may be approved or disapproved in GPR’s sole discretion. The LOC bears interest at 10% per annum, is convertible into shares of the Company’s common stock at a per share price of $2.00, and is secured by the real and personal property of the Company and its subsidiaries, and the subsidiaries’ stock GPR already has under lien (See Note 7). During the three months ended March 31, 2021 and year ended December 31, 2020, GPR advanced $365,011 and $206,022, respectively, pursuant to the LOC in direct payments on the Company’s behalf, to fund certain operating expenses and reduce certain accounts payable. At March 31, 2021 and December 31, 2020 the balance due GPR under the LOC is $584,608 and $219,597 principal and $26,171 and $16,073 accrued interest, respectively.

Advances by GPR to pay directly certain operating expenses and reduce certain accounts payable on the Company’s behalf have been included in the convertible promissory issued by the Company in connection with the LOC and classified accordingly in the accompanying consolidated condensed financial statements.

Including the foregoing advances under the LOC, there was $684,608 of principal and $130,310 of accrued interest outstanding on convertible debentures at March 31, 2021. With exception of the $584,608 of principal advanced under the LOI to date, a pre-existing convertible note is in default.

NOTE 5 – SHAREHOLDERS’ DEFICIT

Common Stock - Option Grants

The Company recorded no compensation expense for the three months ended March 31, 2021 and 2020. As of March 31, 2021, there was $0 in unrecognized compensation expense.

The Company did not grant any options during the three months ended March 31, 2021, and 40,000 options expired; none were cancelled. There are no unvested options as of March 31, 2021.

The following tables summarize information about stock options outstanding and exercisable:

	Options Outstanding and Exercisable at March 31, 2021
Range of Exercise Prices	Number Exercisable	Weighted Remaining Contractual Life	Weighted Average Exercise Price		Aggregate Intrinsic Value (1)
$20.00 to $30.00	---	---	$	---	$	---
$30.50 to $50.00	---	---	$	---	$	---
$50.50 to $75.00	---	---	$	---	$	---
$75.50 to $112.50	25,000	.25 years		$83.50	$	---
$20.00 to $112.50	25,000	.25years		$83.5000	$	---

(1)	The aggregate intrinsic value in the table represents the difference between the closing stock price on March 31, 2021 and December 31, 2020, and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on March 31, 2021 and December 31, 2020.

Common Stock Purchase Warrants

For warrants granted to non-employees in exchange for services, the Company recorded the fair value of the equity instrument using the Black-Scholes pricing model unless the value of the services is more reliably measurable.

The Company did not grant any warrants during the three months ended March 31, 2021 and no warrants were exercised, none expired, and none were cancelled. At March 31, 2021 there were 5,000 warrants outstanding, with exercise prices of $61.50, a weighted exercise price of $61.50 and a weighted remaining contractual life of 0.9 years.

The aggregate intrinsic value of the 5,000 outstanding and exercisable warrants at March 31, 2021 and December 31, 2020 was $0. The intrinsic value is the difference between the closing stock price on March 31, 2021 and December 31, 2020, and the exercise price, multiplied by the number of in-the-money warrants had all warrant holders exercised their warrants on March 31, 2021 or December 31, 2020.

The following table summarizes information about the Company’s stock purchase warrants outstanding at March 31, 2021.

	Number	Weighted Average Exercise Price	Range of Exercise Price	Weighted Remaining Contractual Life (1)
Outstanding at December 31, 2019	97,313	$42.00	$ 10.00 - 61.50	.5 years
Granted	—
Cancelled or expired	54,655	38.00
Exercised	37,658	44.50
Outstanding and exercisable at December 31, 2020	5,000	61.50	61.50-61.50	1.2 years

Granted	---	---	---
Cancelled or expired	---	---	---
Outstanding and exercisable at March 31, 2021	5,000	$61.50	$ 61.50 - 61.50	0.9 years

(1)	The aggregate intrinsic value of the 5,000 outstanding and exercisable warrants at March 31, 2021 and December 31, 2020, respectively, was $0. The intrinsic value is the difference between the closing stock price on March 31, 2021 and December 31, 2020, and the exercise price, multiplied by the number of in-the-money warrants had all warrant holders exercised their warrants on March 31, 2021 and December 31, 2020.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Legal Matters

Stephen E. Flechner v. Standard Metals Processing, Inc.

On April 29, 2014, Stephen E. Flechner filed suit in the United States District Court for the District of Colorado against Standard Metals Processing, Inc. alleging that the Company had refused to allow him to exercise stock options granted to him pursuant to a Stock Option Agreement, dated April 1, 2010, and a second Stock Option Agreement, dated January 21, 2011. On June 12, 2014, the Company filed an Answer and a Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the U.S. District Court for the Northern District of Alabama, Middle Division. On January 16, 2015, the Company filed a Motion for Summary Judgment. On January 23, 2015, the Court issued an Order granting in part and denying in part the Company’s Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the U.S. District Court for the Northern District of Alabama, Middle Division. The Court in its Order stayed further proceedings in Colorado pending the issuance of orders by the Alabama court. Thereafter, on January 26, 2015, the Court issued an Order vacating the February 20, 2015 Trial Preparation Conference and the March 9, 2015 Bench Trial. On March 23, 2015, the Court issued an Order denying the Company’s Motion for Summary Judgment. On March 30, 2015, Flechner filed a Motion to Lift the Stay. On March 31, 2015, the Court issued an Order granting Flechner’s Motion to Lift the Stay. On April 6, 2015, the Court issued an Order scheduling a Bench Trial for July 29, 2015. On April 9, 2015, Flechner filed a Motion for Reconsideration of the Court’s March 23, 2015 Order Denying Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On May 1, 2015, the Court issued an Order Granting Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On August 12, 2015 the U.S. District Court for the District of Colorado issued a judgment in favor of Stephen E. Flechner for $2,157,000. An amended final judgment was ordered in adjudication of the Complaint by the U.S. District Court for the District of Colorado (the “Court”) on August 28, 2015 in favor of Flechner in the amount of $2,157,000, plus interest through the date of judgment of $235,246, plus interest of $472.76/day from August 28, 2015 until paid in full. The Company, in good faith anticipation of a settlement did not appeal the judgment and therefore, the Company’s notice of appeal was dismissed on November 17, 2015. This judgment is now non-appealable. The Company has recognized the daily interest due from the date of the August 28, 2015 judgment through March 31, 2021, totaling $1,007,924, resulting in a total amount of $3,400,170 being included in the Accrual for settlement of lawsuits relating to this matter in the accompanying March 31, 2021 condensed consolidated balance sheet.

NOTE 7 – related party TRANSACTIONS

During March 2019, the Company was informed that a change of control of the Company had occurred. Granite Peak Resources, LLC, through its members, including Pure Path Capital Management LLC (“GPR”) acquired 1,389,289 shares of common stock (including 90,000 warrants to purchase common stock). The members transferred their shares of common stock of the Company in exchange for a pro-rata ownership interest in GPR and are listed in the Schedule 13D filed by GPR on March 29, 2019. Since March 2019, through March 31, 2021, GPR and its members, through several unsolicited transactions purchased another 43,206 shares of common stock. GPR has not communicated to the Company any plans to change any of the current officers or directors or governing documents. GPR has expressed the purpose of its acquisition is to assist the Company in resolving its current obligations and claims, as a critical step in determining its future business plans.

GPR also acquired the senior secured creditor position previously held by Pure Path Capital Group LLC (the “Secured Note”), which includes a $2,500,000 first deed of trust on the Tonopah property and an outstanding promissory note with a principal balance of $2,229,187 as of both March 31, 2021 and December 31, 2020, and related accrued interest of $1,373,968 and $1,329,303 respectively. The Secured Note is securitized by all the Company’s tangible or intangible assets, already or hereinafter acquired, including but not limited to machinery, inventory, accounts receivable, cash, computers, hardware, land and mineral rights, etc., and all of the outstanding shares of the Company’s subsidiary AE and its subsidiaries TCP and TR which are held in Pledge by GPR’s Nevada counsel. The outstanding principal balance on the Secured Note of $2,229,187 together with related accrued interest of $1,373,968 at March 31, 2021 is in default.

As further detailed in Note 4, in March 2020, the Company executed a Line of Credit (“LOC”) with GPR, a related party, evidenced by a 10% convertible promissory note. The LOC is for up to $2,500,000, matures over three years and may be increased by up to another $1.000.000 and extended an additional two years, respectively at GPR’s sole option. As the LOC, like the Secured Note, is secured by all the Company’s assets including a pledge of 100% of its subsidiaries’ stock. As such, the LOC’s outstanding balance and accrued interest increase the amount of secured debt owned by GPR. During the three months ended March 31, 2021, GPR advanced $365,011 pursuant to the LOC in direct payments on the Company’s behalf, to pay for certain operating expenses and reduce certain accounts payable. At March 31, 2021, the balance due GPR under the LOC is $584,608 principal and $26,171 accrued interest.

Although the LOC is for funding operating expenses critical to the Company’s basic operations, redirection and the resolution of certain creditors’ claims under GPR’s sole discretion, neither GPR nor the Company can give any assurances that such creditors or claimants may be amicably resolved. As of the date of this filing, GPR is the beneficial owner of 53.6% (58.3% including the common share equivalent of GPR conversion rights) of the Company’s common stock and the holder of $4,213,934 of the Company’s secured debt and related interest, $3,603,155 of which is in default at March 31, 2021.

On February 11, 2015, the Company issued an unsecured promissory note (the “Note”) to Tina Gregerson Family Properties, LLC, an entity controlled by a former director of the Company. The Note for up to $750,000 was provided in tranches. Maturity of each tranche is one year from the date of receipt. Interest accrues at 8% per annum on each tranche. Under the terms of the Note, the Company received $477,500. At March 31, 2021 and December 31, 2020, accrued interest on the Note is $229,448 and $220,029, respectively. This Note is also in default.

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

At March 31, 2021 the weighted average shares from stock options of 25,000, warrants of 5,000 and Convertible Promissory note equivalent shares of 312,404, and at December 31, 2020 the weighted average shares from stock options of 65,000, warrants of 5,000 and Convertible Promissory note equivalent shares of 124,849 were excluded from the diluted weighted average common share calculation, respectively, due to the antidilutive effect such shares would have on net loss per common share.

NOTE 9 - SUBSEQUENT EVENTS

On April 6, 2021, holders of a majority of the Company’s Common Stock consented to the following actions: a) reelection of the Company’s board members until the next Annual Meeting or until their successors are duly elected and qualified, b) authorized a 1 for 50 reverse stock split of the Company’s outstanding Common Stock, with all fractional shares rounded to the nearest whole share, as of April 12, 2021 (the “Record Date”), and c) ratified and reappointed Turner Stone & Company, LLP as the Company’s independent registered accountants. These actions were taken without notice, meetings or votes in accordance with the Nevada Revised Statutes (“NRS”), Sections 78.315 and 78.320. A complete Information Statement has been mailed to all shareholders as of the Record Date.

The outstanding shares and per share amounts in the accompanying consolidated condensed financial statements have been restated to give effect to the afore mentioned reverse split.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis of financial condition and results of operations should be read in connection with the accompanying unaudited condensed financial statements and related notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on January 23, 2021.

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

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to Standard Metals Processing, Inc. and our wholly owned subsidiary, Aurielle Enterprises Inc. (“AE”), and AE’s wholly owned subsidiaries Tonopah Custom Processing, Inc. (“TCP”) and Tonopah Resources, Inc. (“TR”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

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

Site Preparation

We have completed the initial grading of specific designated areas on the 40 undisturbed acres of land including clearing all vegetation, removing of all scrap metal, and the excavation of the building pad for preparation of our planned new 21,875 square foot processing plant and have completed the removal of all the extra and unnecessary materials and old equipment that has accumulated on the land. We have also refurbished a trailer that will act as our construction office.

Business Plan

The Company is reexamining its next steps for developing a processing facility.  In an effort to move the Company’s business plan forward, the Company may evaluate opportunities to acquire, license, or joint venture with other parties involved in toll milling, processing, or mining related activities, which may include GPR and its affiliated entities including, but not limited to, Sustainable Metal Solutions, LLC (“SMS”), Remedy Environmental LLC, and Black Bear Natural Resources, LTD.

The Company owns tailings located on the Tonopah property and the rights to some tailings located in Manhattan, Nevada. The Company has not disturbed or processed any of this material, but recently authorized GPR to examine the economic feasibility of processing the tailings to reclaim their residual content of valuable metals in exchange for the exclusive right to process the tailings should their economic assessment prove positive. The terms of such processing to be mutually agreed upon between GPR and the Company in the future based on the results of the assessment.  In addition, the Company and Sustainable Metal Solutions, LLC (“SMS”), an affiliate of GPR, agreed to form a joint venture into which the Company will contribute the solar energy rights attributable to its 1,086 acres in exchange for SMS’s agreement to develop, manage and underwrite the venture.

Products and Services

We plan to establish ourselves as a custom processing and permitted toll milling service provider. Our business plan is to build a facility on our Tonopah property, which includes an analytical lab, pyrometallurgical, and hydrometallurgical recovery plant.

The Company’s intention is to become a full service permitted custom toll milling and processing company that facilitates the extraction of precious and strategic minerals from mined material. The Company is in the process of obtaining the permits needed for construction and operation of our permitted custom processing toll milling facility with state-of-the-art equipment capable of processing gold, silver, and platinum metal groups. Many junior miners do not have the capital or the ability to permit a processing facility, yet they have a large supply of mined material that requires milling be performed. It is often cost prohibitive or impractical for these mine operators to send their materials to processing mills owned by the large mining companies, or to other customers sorely needing milling and processing services.

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

Many junior miners are undercapitalized, have limited access to capital markets and have a large supply of mined material that requires milling be performed. Many large mining companies reserve their milling capacity for their inventory, which does not make providing third party services worthwhile. This provides the Company with an opportunity to provide these potential customers with dearly needed milling and processing services. Some of our mining customers will be able to take their tailings (the material left over after the desired minerals have been extracted) from the material they deposited with the Company and put it back in the exact same mines those tailings initially came from. Thereby eliminating the need for the Company to store or dispose of their voluminous remains.

Results of Operation

Comparison of Three Months Ended March 31, 2021 to Three Months Ended March 31, 2020

Revenues

We had no revenues from any operations for the three months ended March 31, 2021 and 2020. Furthermore, we do not anticipate any significant future revenue until we have sufficiently funded construction and begin operations.

General and Administrative Expenses

General and administrative expenses were $342,697 for the three months ended March 31, 2021, as compared to $52,220 for the same period in 2020. The increase for the three months ended March 31, 2021, was principally a result of increased engineering and development expenses associated with evaluating future uses of the Company’s property. In the three months ended March 31, 2020, the $52,220 total related principally to continuance of nominal accounting, legal, and office expenses consistent with modest funding. We anticipate that that operating expenses will increase for fiscal 2021 as we continue to assess the Company’s future.

Other Income and Expenses

We receive monthly lease payments of from American Tower Corporation for a cellular tower located on our Tonopah land. As such Other Income for the three months ended March 31, 2021 was $2,099 compared to $2,099 for the respective period in 2020. Additionally, gain on derecognition of debt for the three months ended March 31, 2021 was $22,523, as compared to none in the three months ended March 31, 2020.

Interest expense for the three months ended March 31, 2021 was $163,473, compared to $194,330 for the same period in 2020. The decrease of $30,857 in the current period was primarily due to our reassessment of the interest rates likely to apply to amounts due certain unsecured creditors.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements through increases in convertible debt pursuant to our LOC during the three months ended March 31, 2021 and 2020. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had a working capital deficit of $10,651,502 at March 31, 2021. Cash was $1,626 at March 31, 2021, as compared to cash of $1,199 at December 31, 2020.

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

Recent Financings

 On March 16, 2020 the Company executed a Line of Credit (“LOC”) with GPR, a related party, evidenced by a convertible promissory note. The LOC is for up to $2,500,000, matures over three years, bears interest at 10% per annum, is convertible into shares of the Company’s common stock at a per share price of $2.00, and is secured by the real and personal property of the Company and its subsidiaries and pledged securities GPR already has under lien. The LOC is for funding operating expenses critical to the Company’s basic operations and redirection and all requests for funds may be approved or disapproved in GPR’s sole discretion.

During the three months ended March 31, 2021, GPR advanced $365,012 to pay directly on the Company’s behalf, certain administrative costs as well as engineering and development expenses to assess the future uses of the Company’s real property. During the three months ended March 31, 2020. GPR advanced $50,780 which it used to pay directly certain of the Company’s providers of administrative expenses. The advances were made by GPR, a related party, pursuant to the terms of our LOC.

Going Concern

The condensed consolidated financial statements contained in this quarterly report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through the period ended March 31, 2021 of $104,831,950, and a working capital deficit of $10,651,502, as well as negative cash flows from operating activities. Presently, the Company does not have sufficient cash resources to meet its debt obligations in the twelve months following the date of this filing. In addition, virtually all of the Company’s assets are encumbered or pledged under senior secured debt that is in default. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives to finance its capital requirements, as well as for general and administrative expenses. These alternatives include raising funds through public or private equity markets and either through institutional or retail investors. Although there is no assurance that the Company will be successful with its fund-raising initiatives, management believes that the Company will be able to secure the necessary financing providing it is successful in resolving its liabilities and other claims with its unsecured creditors and GPR’s assistance.

The consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability. If the Company raises additional funds through the issuance of equity, the percentage ownership of current shareholders would likely be reduced, and such securities might have rights, preferences or privileges senior to the rights, preferences, and privileges of the Company’s common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which would significantly and materially restrict its future. If the Company is unable to resolve the claims of its unsecured creditors, the Company may have to cease operations.

Working Capital Deficiency

	March 31, 2021	December 31, 2020
Current assets	$37,073	$36,646
Current liabilities	10,688,575	10,206,601
Working capital deficiency	$(10,651,502)	$(10,169,954)

The balance and components of current assets are consistent between periods. The increase in current liabilities is primarily due to accrual of interest on settlement of lawsuits, creditor claims, and notes due related parties.

Cash Flows

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in) operating activities	$427	$659
Net cash provided by financing activities	---	---
Increase (Decrease) in cash	$427	$659

Operating Activities

Net cash provided by operating activities was $427 and $659 for the three months ended March 31, 2021 and 2020, respectively. Cash was provided by operating activities during both periods primarily due to payments advanced under the LOC for operating expenses offset by net increases in accrued liabilities.

Financing Activities

For the three months ended March 31, 2021, net cash provided by financing activities was $-0-. For the three months ended March 31, 2020, net cash provided by financing activities was also $0.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2021, we did not engage in any off-balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the three months ended March 31, 2021 and in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

Impairment of Long-lived Assets

We review our property and mining and mineral rights subject to amortization and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset class may not be recoverable. Indicators of potential impairment include: an adverse change in legal factors or in the business climate that could affect the value of the asset; an adverse change in the extent or manner in which the asset is used or is expected to be used, or in its physical condition; and current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of the asset. If indicators of impairment are present, the asset is tested for recoverability by comparing the carrying value of the asset to the related estimated undiscounted future cash flows expected to be derived from the asset. If the expected cash flows are less than the carrying value of the asset, then the asset is considered to be impaired and its carrying value is written down to fair value, based on the related estimated discounted cash flows. During the prior year, however, we decided to combine the carrying value of our mining and mineral assets as they are inseparable and depend upon each other in value creation. See Note 3. There were no impairment charges in the three months ended March 31, 2021.

Recent Accounting Standards

In December 2019, the FASB issued ASU 2019-12, Income Taxes-Simplifying the Accounting for Income Taxes ("ASU 2019-12"). Among other items, the amendments in ASU 2019-12 simplify the accounting treatment of tax law changes and year-to-date losses in interim periods. An entity generally recognizes the effects of a change in tax law in the period of enactment, however, there is an exception for tax laws with delayed effective dates. Under current guidance, an entity may not adjust its annual effective tax rate for a tax law change until the period in which the law is effective. This exception was removed under ASU 2019-12, thereby providing that all effects of a tax law change are recognized in the period of enactment, including adjustment of the estimated annual effective tax rate. Regarding year-to-date losses in interim periods, an entity is required to estimate its annual effective tax rate for the full fiscal year at the end of each interim period and use that rate to calculate its income taxes on a year-to-date basis. However, current guidance provides an exception that when a loss in an interim period exceeds the anticipated loss for the year, the income tax benefit is limited to the amount that would be recognized if the year-to-date loss were the anticipated loss for the full year. ASU 2019-12 removes this exception and provides that, in this situation, an entity would compute its income tax benefit at each interim period based on its estimated annual effective tax rate. ASU 2019-l2 is effective for fiscal years beginning after December 15, 2020, including interim periods within those annual periods Early adoption is permitted. The Company is currently evaluating the effect that this update will have on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, and ASU 2019-05 (collectively, "Topic 326"). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. The Company will be required to adopt this ASU for financial years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of topic 326 is not expected to have a material effect on the Company’s consolidated financial statements and financial statement disclosures.

During the three months ended March 31, 2021 and through the date of this filing, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer and Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2021 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2021 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Our management feels the weaknesses identified above have not had any material effect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses, and expect to implement changes in the near term, as resources permit, to address these material weaknesses. Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds permit.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Stephen E. Flechner v. Standard Metals Processing, Inc.

On April 29, 2014, Stephen E. Flechner filed suit in the United States District Court for the District of Colorado against Standard Metals Processing, Inc. alleging that the Company had refused to allow him to exercise stock options granted to him pursuant to a Stock Option Agreement, dated April 1, 2010, and a second Stock Option Agreement, dated January 21, 2011. On June 12, 2014, the Company filed an Answer and a Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the U.S. District Court for the Northern District of Alabama, Middle Division. On January 16, 2015, the Company filed a Motion for Summary Judgment. On January 23, 2015, the Court issued an Order granting in part and denying in part the Company’s Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the U.S. District Court for the Northern District of Alabama, Middle Division. The Court in its Order stayed further proceedings in Colorado pending the issuance of orders by the Alabama court. Thereafter, on January 26, 2015, the Court issued an Order vacating the February 20, 2015 Trial Preparation Conference and the March 9, 2015 Bench Trial. On March 23, 2015, the Court issued an Order denying the Company’s Motion for Summary Judgment. On March 30, 2015, Flechner filed a Motion to Lift the Stay. On March 31, 2015, the Court issued an Order granting Flechner’s Motion to Lift the Stay. On April 6, 2015, the Court issued an Order scheduling a Bench Trial for July 29, 2015. On April 9, 2015, Flechner filed a Motion for Reconsideration of the Court’s March 23, 2015 Order Denying Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On May 1, 2015, the Court issued an Order Granting Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On August 12, 2015 the U.S. District Court for the District of Colorado issued a judgment in favor of Stephen E. Flechner for $2,157,000. An amended final judgment was ordered in adjudication of the Complaint by the U.S. District Court for the District of Colorado (the “Court”) on August 28, 2015 in favor of Flechner in the amount of $2,157,000, plus interest through the date of judgment of $235,246, plus interest of $472.76/day from August 28, 2015 until paid in full. The Company, in good faith anticipation of a settlement did not appeal the judgment and therefore, the Company’s notice of appeal was dismissed on November 17, 2015. This judgment is now non-appealable. The Company has recognized the daily interest due from the date of the August 28, 2015 judgment through March 31, 2021, totaling $1,007,924, resulting in a total amount of $3,400,170 being included in the Accrual for settlement of lawsuits relating to this matter in the accompanying March 31, 2021 condensed consolidated balance sheet.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item. We note, however, that an investment in our common stock involves a number of very significant risks. Investors should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended December 31, 2020 as filed with SEC on January 26, 2021, in addition to other information contained in such Annual Report and in this Quarterly Report on Form 10-Q, in evaluating the Company and our business before purchasing shares of our common stock. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

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

Date: April 30, 2021

By:	/s/ Sharon Ullman
Sharon Ullman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: April 30, 2021