Form 10-Q
period 2021-06-30
Standard Metals Processing, Inc.
filed 2021-08-09
CIK 773717

STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such fi les).). Yes ☐   No ☑

Indicate by check mark whether the Registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large, accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of August 9, 2021, there were 2,674,530 shares of common stock outstanding, which is the Registrant’s only class of voting stock.

STANDARD METALS PROCESSING, INC.

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STANDARD METALS PROCESSING, INC.

CONDENSED Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash	$2,237	$1,199
Prepaid expenses	8,300	35,447
Total current assets	10,537	36,646

Mining and mineral rights	3,883,524	3,883,524

Total Assets	$3,894,061	$3,920,170

Liabilities and Shareholders’ Deficit
Current liabilities:
Senior secured promissory note payable, related party	$2,229,187	$2,229,187
Promissory notes payable - related party	477,500	477,500
Convertible notes payable, including $709,852 and $219,597 from related parties at June 30, 2021 and December 31, 2020, respectively	809,852	319,597
Accrual for settlement of lawsuits	3,443,191	3,357,622
Accounts payable	1,347,463	1,400,631
Accrued interest - Related party $1,700,587 and $1,565,405 at June 30, 2021 and December 31, 2020	2,670,745	2,422,063
Total current liabilities	10,977,938	10,206,600

Commitments and Contingencies (Note 6)

Preferred stock, 50,000,000 shares authorized:
Series A, $.001 par value, 10,000,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	10,000,000	10,000,000

Shareholders’ deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized: 2,674,530 issued and outstanding at June 30, 2021 and December 31, 2020	2,674	2,674
Additional paid-in capital	88,061,298	88,061,298
Accumulated deficit	(105,147,849)	(104,350,402)
Total shareholders’ deficit	(17,083,877)	(16,286,430)

Total Liabilities and Shareholders’ deficit	$3,894,061	$3,920,170

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenues	$—	$—	$—	$—

Operating expenses:
General and administrative	151,628	64,584	494,325	116,804
Total operating expenses	151,628	64,584	494,325	116,804

Loss from operations	(151,628)	(64,584)	(494,325)	(116,804)

Other income (expense):
Other income	2,099	2,098	4,198	4,197
Derecognition of debt	4,409	115,424	26,932	115,424
Interest expense, including related party of $135,182	(170,779)	(10,534)	(334,252)	(204,864)
Total other income (expense)	164,271	106,988	(303,122)	(85,243)

Income (loss) before income tax provision	(315,899)	42,404	(797,447)	(202,047)

Income tax provision		—	—	—

Net income (loss)	$(315,899)	$42,404	$(797,447)	$(202,047)

Basic net gain (loss) per common share	$(0.12)	$0.02	$(0.30)	$(0.08)

Basic weighted average common shares outstanding	2,674,530	2,582,696	2,674,530	2,582,696

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net loss	$(797,447)	$(202,047)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Gain on derecognition of certain accounts payable	(26,932)	(115,424)
Expenses paid directly by related party	490,255	103,779
Changes in operating assets and liabilities -
Prepaid expenses	27,147	—
Accounts payable	(26,236)	(2,343)
Accrued expenses	248,682	98,540
Accrual for settlement of lawsuits	85,569	106,325
Net cash provided by (used in) operating activities	1,038	(11,170)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Proceeds from exercise of stock options	—	11,500
Net cash provided by financing activities	—	11,500

(Decrease) Increase in cash	1,038	330
Cash, beginning of period	1,199	1,945
Cash, end of period	$2,237	$2,275

Supplemental cash flow disclosures
Cash paid for interest cost	$—	$—
Income taxes paid	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Advances from related party used for settlement of liabilities	$490,255	$103,779

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND

THE YEAR ENDED DECEMBER 31, 2020

	Common Stock			Accumulated
	Shares	Amount	APIC	Deficit	Total
Balance, December 31, 2019	128,997,423	$128,997	$87,712,695	$(103,862,127)	$(16,020,435)

Reverse split restatement adjustment	(126,415,551)	(126,416)	126,416	—	—

Restated balance, December 31, 2019	2,581,872	2,581	87,839,111	(103,862,127)	(16,020,435)

Shares issued on exercise of options	55,000	55	63,195	—	63,250

Shares issued on exercise of warrants	37,658	38	43,270		43,308

Loss on modification of options and warrants	—	—	115,722	—	115,722

Net loss	—	—	—	(488,275)	(488,275)

Balance at December 31, 2020	2,674,530	2,674	88,061,298	(104,350,402)	(16,286,430)

Net loss	—	—	—	(797,447)	(797,447)

Balance at June 30, 2021	2,674,530	$2,674	$88,061,298	$(105,147,849)	$(17,083,877)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2021, the Company had a net loss of $797,447. At June 30, 2021, the Company had an accumulated deficit of $105,147,849 and a working capital deficit of $10,967,401. Additionally, all of the Company’s assets are under lien pursuant to a First Deed of Trust and UCC filings; and 100% of the common stock of the Company’s subsidiary Aurielle Enterprises, Inc. (“AE”), and that of its wholly owned subsidiaries Tonopah Custom Processing, Inc., (“TCP”) and Tonopah Resources, Inc. (“TR”) has been pledged in favor of Granite Peak Resources, LLC (“GPR”), a related party, whose secured Note is in default. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on their ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the six months ended June 30, 2021, a related party advanced $490,255 from the convertible note line of credit GPR also established for the Company in 2020 (See Note 4).

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2020 filed January 26, 2021. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year as a whole.

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

Revenue Recognition and Deferred Revenue

As of June 30, 2021, the Company has not recognized any revenues from custom permitted processing toll milling. If we achieve revenue generation, the Company plans to report such revenues consistent with ASC Topic 606.

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

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at June 30, 2021 and December 31, 2020. The Company recognizes interest and penalties due on unrecognized tax benefits as well as interest receivable from favorable tax settlements within income tax expense.

Recent Accounting Standards

During the period ended June 30, 2021 and through the date of this filing, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

NOTE 3 – MINING AND MINERAL RIGHTS

The Company previously prepared the Tonopah property site for the construction of a permitted custom processing toll milling facility including grading the land, installing fencing, and working with contractors for our planned 21,875 square foot building and servicing and drilling various wells for our future operations.

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

NOTE 4 – CONVERTIBLE NOTES PAYABLE

On March 16, 2020 the Company executed a Line of Credit (“LOC”) with Granite Peak Resources, LLC (“GPR”), a related party, evidenced by a convertible promissory note. The LOC is for up to $2,500,000, matures over three years and may be increased by up to another $1,000,000 and extended an additional two years, respectively at GPR’s sole option. The LOC is for funding operating expenses critical to the Company’s redirection and all requests for funds may be approved or disapproved in GPR’s sole discretion. The LOC bears interest at 10% per annum, is convertible into shares of the Company’s common stock at a per share price of $2.00, and is secured by the real and personal property, and subsidiaries’ stock GPR already has under lien (See Note 7). During the six months ended June 30, 2021 and year ended December 31, 2020, GPR advanced $490,255 and $206,022, respectively, pursuant to the LOC in direct payments on the Company’s behalf, to fund certain operating expenses and reduce certain accounts payable. At June 30, 2021 and December 31, 2020 the balance due GPR under the LOC is $709,852 and $219,597 principal and $42,911 and $16,073 accrued interest, respectively.

Advances by GPR to pay directly certain operating expenses and reduce certain accounts payable on the Company’s behalf have been included in the convertible promissory issued by the Company in connection with the LOC and classified accordingly in the accompanying consolidated condensed financial statements.

Including the foregoing advances under the LOC, there was $809,852 of principal and $148,545 of accrued interest outstanding on convertible debentures at June 30, 2021. With exception of the $709,852 of principal advanced under the LOI to date, a pre-existing convertible note is in default.

NOTE 5 – SHAREHOLDERS’ DEFICIT

Common Stock – Reverse Split

On April 6, 2021, holders of a majority of the Company’s common stock authorized a 1 for 50 reverse stock split of the Company’s common stock, with all fractional shares rounded to the nearest whole share, as of April 12, 2021 (the “Record Date”). This action was taken in accordance with the Nevada Revised Statutes (“NRS”), Sections 78.315 and 78.320, however, a complete Information Statement has been mailed to all shareholders as of the Record Date. The outstanding shares and per share amounts in the accompanying consolidated condensed financial statements previously reported prior to the Record Date have been adjusted to give effect to the afore mentioned reverse split.

Common Stock - Option Grants

The Company recorded no compensation expense for the six months ended June 30, 2021 and 2020. As of June 30, 2021, there was $0 in unrecognized compensation expense.

The Company did not grant any options during the six months ended June 30, 2021, and 25,000 options expired; none were cancelled. There are no vested or unvested options outstanding as of June 30, 2021.

Common Stock Purchase Warrants

For warrants granted to non-employees in exchange for services, the Company recorded the fair value of the equity instrument using the Black-Scholes pricing model unless the value of the services is more reliably measurable.

The Company did not grant any warrants during the six months ended June 30, 2021 and no warrants were exercised, none expired, and none were cancelled. At June 30, 2021 there were 5,000 warrants outstanding, with exercise prices of $61.50, a weighted exercise price of $61.50 and a weighted remaining contractual life of 0.6 years.

The aggregate intrinsic value of the 5,000 outstanding and exercisable warrants at June 30, 2021 and December 31, 2020 was $0. The intrinsic value is the difference between the closing stock price on June 30, 2021 and December 31, 2020, and the exercise price, multiplied by the number of in-the-money warrants had all warrant holders exercised their warrants on June 30, 2021 or December 31, 2020.

The following table summarizes information about the Company’s stock purchase warrants outstanding at June 30, 2021.

	Number	Weighted Average Exercise Price	Range of Exercise Price	Weighted Remaining Contractual Life (1)
Outstanding at December 31, 2019	97,313	$42.00	$10.00 - 61.50	.5 years
Granted	—
Cancelled or expired	54,655	38.00
Exercised	37,658	44.50
Outstanding and exercisable at December 31, 2020	5,000	61.50	61.50 - 61.50	1.2 years

Granted	—	—	—
Cancelled or expired	—	—	—
Outstanding and exercisable at June 30, 2021	5,000	$61.50	$61.50 - 61.50	0.6 years

(1)	The aggregate intrinsic value of the 5,000 outstanding and exercisable warrants at June 30, 2021, and December 31, 2020, respectively, was $0. The intrinsic value is the difference between the closing stock price on June 30, 2021, and December 31, 2020, and the exercise price, multiplied by the number of in-the-money warrants had all warrant holders exercised their warrants on June 30, 2021, and December 31, 2020.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Legal Matters

Stephen E. Flechner v. Standard Metals Processing, Inc.

On April 29, 2014, Stephen E. Flechner filed suit in the United States District Court for the District of Colorado against Standard Metals Processing, Inc. alleging that the Company had refused to allow him to exercise stock options granted to him pursuant to a Stock Option Agreement, dated April 1, 2010, and a second Stock Option Agreement, dated January 21, 2011. On June 12, 2014, the Company filed an Answer and a Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the U.S. District Court for the Northern District of Alabama, Middle Division. On January 16, 2015, the Company filed a Motion for Summary Judgment. On January 23, 2015, the Court issued an Order granting in part and denying in part the Company’s Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the U.S. District Court for the Northern District of Alabama, Middle Division. The Court in its Order stayed further proceedings in Colorado pending the issuance of orders by the Alabama court. Thereafter, on January 26, 2015, the Court issued an Order vacating the February 20, 2015 Trial Preparation Conference and the March 9, 2015 Bench Trial. On March 23, 2015, the Court issued an Order denying the Company’s Motion for Summary Judgment. On March 30, 2015, Flechner filed a Motion to Lift the Stay. On March 31, 2015, the Court issued an Order granting Flechner’s Motion to Lift the Stay. On April 6, 2015, the Court issued an Order scheduling a Bench Trial for July 29, 2015. On April 9, 2015, Flechner filed a Motion for Reconsideration of the Court’s March 23, 2015 Order Denying Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On May 1, 2015, the Court issued an Order Granting Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On August 12, 2015 the U.S. District Court for the District of Colorado issued a judgment in favor of Stephen E. Flechner for $2,157,000. An amended final judgment was ordered in adjudication of the Complaint by the U.S. District Court for the District of Colorado (the “Court”) on August 28, 2015 in favor of Flechner in the amount of $2,157,000, plus interest through the date of judgment of $235,246, plus interest of $472.76/day from August 28, 2015 until paid in full. The Company, in good faith anticipation of a settlement did not appeal the judgment and therefore, the Company’s notice of appeal was dismissed on November 17, 2015. This judgment is now non-appealable. The Company has recognized the daily interest due from the date of the August 28, 2015 judgment through June 30, 2021, totaling $1,050,945, resulting in a total amount of $3,443,191 being included in the Accrual for settlement of lawsuits relating to this matter in the accompanying June 30, 2021 condensed consolidated balance sheet.

NOTE 7 – related party TRANSACTIONS

During March 2019, the Company was informed that a change of control of the Company had occurred. Granite Peak Resources, LLC, through its members, including Pure Path Capital Management LLC (“GPR”) acquired 1,389,289 shares of common stock (including 90,000 warrants to purchase common stock). The members transferred their shares of common stock of the Company in exchange for a pro-rata ownership interest in GPR and are listed in the Schedule 13D filed by GPR on March 29, 2019. Since March 2019, through June 30, 2021, GPR and its members, through several unsolicited transactions purchased another 43,206 shares of common stock. GPR has not communicated to the Company any plans to change any of the current officers or directors or governing documents. GPR has expressed the purpose of its acquisition is to assist the Company in resolving its current obligations and claims, as a critical step in determining its future business plans.

GPR also acquired the senior secured creditor position previously held by Pure Path Capital Group LLC (the “Secured Note”), which includes a $2,500,000 first deed of trust on the Tonopah property and an outstanding promissory note with a principal balance of $2,229,187 as of both June 30, 2021, and December 31, 2020, and related accrued interest of $1,418,345 and $1,329,303 respectively. The Secured Note is securitized by all the Company’s tangible or intangible assets, already or hereinafter acquired, including but not limited to machinery, inventory, accounts receivable, cash, computers, hardware, land and mineral rights, etc., and all of the outstanding shares of the Company’s subsidiary AE and its subsidiaries TCP and TR which are held in Pledge by GPR’s Nevada counsel. The outstanding principal balance on the Secured Note of $2,229,187 together with related accrued interest of $1,418,345 at June 30, 2021 is in default.

As further detailed in Note 4, in March 2020, the Company executed a Line of Credit (“LOC”) with GPR, a related party, evidenced by a 10% convertible promissory note. The LOC is for up to $2,500,000, matures over three years and may be increased by up to another $1,000,000 and extended an additional two years, respectively at GPR’s sole option. As the LOC, like the Secured Note, is secured by all the Company’s assets including a pledge of 100% of its subsidiaries’ stock. As such, the LOC’s outstanding balance and accrued interest increase the amount of secured debt owned by GPR. During the six months ended June 30, 2021, GPR advanced $490,255 pursuant to the LOC in direct payments on the Company’s behalf, to pay for certain operating expenses and reduce certain accounts payable. At June 30, 2021, the balance due GPR under the LOC is $709,852 principal and $42,911 accrued interest.

Although the LOC is for funding operating expenses critical to the Company’s redirection and the resolution of certain creditors’ claims under GPR’s sole discretion, neither GPR nor the Company can give any assurances that such creditors or claimants may be amicably resolved. As of the date of this filing, GPR is the beneficial owner of 53.6% (58.3% including the common share equivalent of GPR conversion rights) of the Company’s common stock and the holder of $4,400,295 of the Company’s secured debt and related interest, $3,647,532 of which is in default at June 30, 2021.

On February 11, 2015, the Company issued an unsecured promissory note (the “Note”) to Tina Gregerson Family Properties, LLC, an entity controlled by a former director of the Company. The Note for up to $750,000 was provided in tranches. Maturity of each tranche is one year from the date of receipt. Interest accrues at 8% per annum on each tranche. Under the terms of the Note, the Company received $477,500. At June 30, 2021 and December 31, 2020, accrued interest on the Note is $239,331 and $220,029, respectively. This Note is also in default.

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

At June 30, 2021 the weighted average shares from stock options of -0-, warrants of 5,000 and Convertible Promissory note equivalent shares of 383,456, and at December 31, 2020 the weighted average shares from stock options of 65,000, warrants of 5,000 and Convertible Promissory note equivalent shares of 124,909 were excluded from the diluted weighted average common share calculation, respectively, due to the antidilutive effect such shares would have on net loss per common share.

NOTE 9 – SUBSEQUENT EVENTS

The Company entered into an agreement with Granite Peak Resources (“GPR”) on July 12, 2021 wherein GPR agreed to: (a) increase its LOC from $2,500,000 due March 16, 2023 to $5,000,000 due March 16, 2025, (b) revise its right to increase the LOC from $1,000,000 with an extension for two additional years to $5,000,000 for an additional five years, and (c) to forebear until December 31, 2021, on exercising its foreclosure rights under its defaulted Senior Secured Note and accrued interest of $3,647,532 at June 30, 2021. The Company’s Board of Directors approved a revision in the conversion price at which the LOC may convert into the Company’s common stock from $2.00 per share to $1.65 per share, based upon the market price of the Company’s common stock over the 15 days preceding the agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis of financial condition and results of operations should be read in connection with the accompanying unaudited condensed financial statements and related notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on January 26, 2021.

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

Business Plan

The Company is reexamining its next steps for developing a processing facility. In an effort to move the Company’s business plan forward, the Company may evaluate opportunities to acquire, license, or joint venture with other parties involved in toll milling, processing, or mining related activities, which may include GPR and its affiliated entities including, but not limited to, Sustainable Metal Solutions, LLC (“SMS”), NovaMetallix, Inc. (“NMX”), Remedy Environmental LLC, and Black Bear Natural Resources, LTD.

On March 27, 2020, the Company engaged NMX, a subsidiary of SMS, to conduct a study of the quantity and quality of our historic mine tailings, and the economic feasibility of processing them to reclaim their residual content of valuable metals. NMX, a firm comprised of highly qualified mining, geological and metallurgical engineering professionals, is the leading force in the rapidly developing field of sustainable metals. NMX has agreed to conduct the study of the Company’s tailings at GPR’s cost and expense in exchange for the exclusive right to process the tailings should their economic assessment prove positive. The terms of such processing to be mutually agreed upon in the future based on the results of the assessment.

On April 17, 2020, the Company and SMS, agreed to form a joint venture styled Esmeralda Renewal Energy Zone, LLC (“EREZ”). The Company has agreed to contribute the solar energy rights attributable to its 1,087 acres to EREZ in exchange for SMS’s agreement to develop, manage and underwrite the EREZ venture.

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

Results of Operation

Comparison of Three and Six Months Ended June 30, 2021 to Three and Six Months Ended June 30, 2020

Revenues

We had no revenues from any operations for the three and six months ended June 30, 2021 and 2020. Furthermore, we do not anticipate any significant future revenue until we have sufficiently funded construction and begin operations.

General and Administrative Expenses

General and administrative expenses were $151,628 and $494,325 for the three and six months ended June 30, 2021, respectively, compared to $64,584 and $116,804, respectively for the same periods in 2020. The increases for the three and six months ended June 30, 2021, were principally the result of increased engineering and development expenses associated with evaluating future uses of the Company’s property. During the three and six months ended June 30, 2020, the $64,584 and $116,804 totals related principally to continuance of nominal accounting, legal, and office expenses consistent with modest funding. We anticipate that operating expenses will increase for fiscal 2021 as we continue to assess the Company’s future.

Other Income and Expenses

We receive monthly lease payments of from American Tower Corporation for a cellular tower located on our Tonopah land. As such Other Income for the three and six months ended June 30, 2021, was $2,099 and $4,198, respectively, compared to $2,098 and $4,197, respectively, for the same periods in 2020. Additionally, the Company periodically reviews outstanding claims that have not been satisfactorily resolved. In some instances, these claims remain outstanding beyond their statutory limit on collection and are written off. Gain on derecognition of debt for the three and six months ended June 30, 2021, was $4,409, and $26,932, respectively, compared to $115,424 and $115,424, respectively for the same periods in 2020.

Interest expense for the three and six months ended June 30, 2021, was $170,779 and 334,252, respectively, compared to $10,534 and $204,864, respectively for the same periods in 2020. The increases in 2021, are consistent with the higher level of borrowings during 2021.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements through increases in convertible debt pursuant to our LOC during the three and six months ended June 30, 2021 and 2020. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had a working capital deficit of $10,967,401 at June 30, 2021. Cash was $2,237 at June 30, 2021, as compared to cash of $1,199 at December 31, 2020.

Our cash reserves will not be sufficient to meet our operational needs and thus, we need to raise additional capital to pay for our operational expenses and provide for capital expenditures. Our basic operational expenses are currently estimated at approximately $80,000 per month. Above the basic operational expenses, we estimate that we need approximately $10,000,000 to begin limited toll milling operations. If we are not able to raise additional working capital, we may have to cease operations altogether.

Recent Financings

On March 16, 2020, the Company executed a Line of Credit (“LOC”) with GPR, a related party, evidenced by a convertible promissory note. The LOC is for up to $2,500,000, matures over three years, bears interest at 10% per annum, is convertible into shares of the Company’s common stock at a per share price of $2.00, and is secured by the real and personal property and pledged securities GPR already has under lien. The LOC is for funding operating expenses critical to the Company’s redirection and all requests for funds may be approved or disapproved in GPR’s sole discretion.

During the three and six months ended June 30, 2021, GPR advanced $125,244 and $490,255, respectively, to directly pay on the Company’s behalf, certain administrative costs as well as engineering and development expenses to assess the future uses of the Company’s real property. During the three and six months ended June 30, 202, GPR advanced $50,780 and $103,779, respectively, which it used to pay directly certain of the Company’s providers of administrative expenses. The advances were made by GPR, a related party, pursuant to the terms of our LOC.

Going Concern

The condensed consolidated financial statements contained in this quarterly report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through the period ended June 30, 2021, of $105,147,849, and a working capital deficit of $10,967,401, as well as negative cash flows from operating activities. Presently, the Company does not have sufficient cash resources to meet its debt obligations in the twelve months following the date of this filing. In addition, virtually all the Company’s assets are encumbered or pledged under senior secured debt that is in default. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives to finance its capital requirements, as well as for general and administrative expenses. These alternatives include raising funds through public or private equity markets and either through institutional or retail investors. Although there is no assurance that the Company will be successful with its fund-raising initiatives, management believes that the Company will be able to secure the necessary financing providing it is successful in resolving its liabilities and other claims with its unsecured creditors and GPR’s assistance.

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

Working Capital Deficiency

	June 30, 2021	December 31, 2020
Current assets	$10,537	$36,646
Current liabilities	10,977,938	10,206,600
Working capital deficiency	$(10,967,401)	$(10,169,954)

The balance and components of current assets are consistent between periods. The increase in current liabilities is primarily due to accrual of interest on settlement of lawsuits, creditor claims, and notes due related parties.

Cash Flows

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in) operating activities	$1,038	$(11,170)
Net cash provided by financing activities	—	11,500
Increase (Decrease) in cash	$1,038	$330

Operating Activities

Net cash provided (used) by operating activities was $1,038 and $(11,170) for the six months ended June 30, 2021 and 2020, respectively. Cash was provided by operating activities during both periods primarily due to payments advanced under the LOC for operating expenses offset by net changes in accrued liabilities.

Financing Activities

For the six months ended June 30, 2021 and 2020, net cash provided by financing activities was $-0- and $11,500, respectively.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2021, we did not engage in any off-balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the six months ended June 30, 2021 and in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

Impairment of Long-lived Assets

We review our property and mining and mineral rights subject to amortization and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset class may not be recoverable. Indicators of potential impairment include: an adverse change in legal factors or in the business climate that could affect the value of the asset; an adverse change in the extent or manner in which the asset is used or is expected to be used, or in its physical condition; and current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of the asset. If indicators of impairment are present, the asset is tested for recoverability by comparing the carrying value of the asset to the related estimated undiscounted future cash flows expected to be derived from the asset. If the expected cash flows are less than the carrying value of the asset, then the asset is considered to be impaired and its carrying value is written down to fair value, based on the related estimated discounted cash flows. During the prior year, however, we decided to combine the carrying value of our mining and mineral assets as they are inseparable and depend upon each other in value creation. See Note 3. There were no impairment charges in the six months ended June 30, 2021.

Recent Accounting Standards

In December 2019, the FASB issued ASU 2019-12, Income Taxes-Simplifying the Accounting for Income Taxes (“ASU 2019-12”). Among other items, the amendments in ASU 2019-12 simplify the accounting treatment of tax law changes and year-to-date losses in interim periods. An entity generally recognizes the effects of a change in tax law in the period of enactment, however, there is an exception for tax laws with delayed effective dates. Under current guidance, an entity may not adjust its annual effective tax rate for a tax law change until the period in which the law is effective. This exception was removed under ASU 2019-12, thereby providing that all effects of a tax law change are recognized in the period of enactment, including adjustment of the estimated annual effective tax rate. Regarding year-to-date losses in interim periods, an entity is required to estimate its annual effective tax rate for the full fiscal year at the end of each interim period and use that rate to calculate its income taxes on a year-to-date basis. However, current guidance provides an exception that when a loss in an interim period exceeds the anticipated loss for the year, the income tax benefit is limited to the amount that would be recognized if the year-to-date loss were the anticipated loss for the full year. ASU 2019-12 removes this exception and provides that, in this situation, an entity would compute its income tax benefit at each interim period based on its estimated annual effective tax rate. ASU 2019-l2 is effective for fiscal years beginning after December 15, 2020, including interim periods within those annual periods Early adoption is permitted. The Company is currently evaluating the effect that this update will have on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, and ASU 2019-05 (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. The Company will be required to adopt this ASU for financial years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of topic 326 is not expected to have a material effect on the Company’s consolidated financial statements and financial statement disclosures.

During the six months ended June 30, 2021 and through the date of this filing, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer and Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2021 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, management identified the following deficiencies in the design or operation of our internal controls and procedures, which management considers to be material weaknesses:

(i) Lack of Formal Policies and Procedures. We utilize a third-party independent contractor for the preparation of our financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third-party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Stephen E. Flechner v. Standard Metals Processing, Inc.

On April 29, 2014, Stephen E. Flechner filed suit in the United States District Court for the District of Colorado against Standard Metals Processing, Inc. alleging that the Company had refused to allow him to exercise stock options granted to him pursuant to a Stock Option Agreement, dated April 1, 2010, and a second Stock Option Agreement, dated January 21, 2011. On June 12, 2014, the Company filed an Answer and a Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the U.S. District Court for the Northern District of Alabama, Middle Division. On January 16, 2015, the Company filed a Motion for Summary Judgment. On January 23, 2015, the Court issued an Order granting in part and denying in part the Company’s Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the U.S. District Court for the Northern District of Alabama, Middle Division. The Court in its Order stayed further proceedings in Colorado pending the issuance of orders by the Alabama court. Thereafter, on January 26, 2015, the Court issued an Order vacating the February 20, 2015 Trial Preparation Conference and the March 9, 2015 Bench Trial. On March 23, 2015, the Court issued an Order denying the Company’s Motion for Summary Judgment. On March 30, 2015, Flechner filed a Motion to Lift the Stay. On March 31, 2015, the Court issued an Order granting Flechner’s Motion to Lift the Stay. On April 6, 2015, the Court issued an Order scheduling a Bench Trial for July 29, 2015. On April 9, 2015, Flechner filed a Motion for Reconsideration of the Court’s March 23, 2015 Order Denying Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On May 1, 2015, the Court issued an Order Granting Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On August 12, 2015 the U.S. District Court for the District of Colorado issued a judgment in favor of Stephen E. Flechner for $2,157,000. An amended final judgment was ordered in adjudication of the Complaint by the U.S. District Court for the District of Colorado (the “Court”) on August 28, 2015 in favor of Flechner in the amount of $2,157,000, plus interest through the date of judgment of $235,246, plus interest of $472.76/day from August 28, 2015 until paid in full. The Company, in good faith anticipation of a settlement did not appeal the judgment and therefore, the Company’s notice of appeal was dismissed on November 17, 2015. This judgment is now non-appealable. The Company has recognized the daily interest due from the date of the August 28, 2015 judgment through June 30, 2021, totaling $1,050,945, resulting in a total amount of $3,443,191 being included in the Accrual for settlement of lawsuits relating to this matter in the accompanying June 30, 2021 condensed consolidated balance sheet.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Accounting Officer
(101)*	Interactive Data Files
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD METALS PROCESSING, INC.

By:	/s/ J. Bryan Read
J. Bryan Read
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2021

By:	/s/ Sharon Ullman
Sharon Ullman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: August 9, 2021