Form 10-Q
period 2021-09-30
Standard Metals Processing, Inc.
filed 2021-11-12
CIK 773717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, there were 2,674,530 shares of common stock outstanding, which is the Registrant’s only class of voting stock.

STANDARD METALS PROCESSING, INC.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STANDARD METALS PROCESSING, INC.

CONDENSED Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash	$2,120	$1,199
Prepaid expenses	---	35,447
Total current assets	2,120	36,646
Mining and mineral rights	3,883,524	3,883,524
Total Assets	$3,885,644	$3,920,170

Liabilities and Shareholders’ Deficit
Current liabilities:
Senior secured promissory note payable, related party	$2,229,187	$2,229,187
Promissory notes payable - related party	477,500	477,500
Convertible notes payable - related parties	900,425	319,597
Accrual for settlement of lawsuits	3,487,685	3,357,622
Accounts payable	1,345,043	1,400,631
Accrued interest, including related party $1,834,638 and $1,625,228 at September 30, 2021 and December 31, 2020	2,801,449	2,422,063
Total current liabilities	11,241,289	10,206,600

Commitments and Contingencies (Note 6)

Preferred stock, 50,000,000 shares authorized:
Series A, $.001 par value, 10,000,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	10,000,000	10,000,000

Shareholders’ deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized: 2,674,530 issued and outstanding at September 30, 2021 and December 31, 2020	2,674	2,674
Additional paid-in capital	88,061,298	88,061,298
Accumulated deficit	(105,419,617)	(104,350,402)
Total shareholders’ deficit	(17,355,645)	(16,286,430)

Total Liabilities and Shareholders’ deficit	$3,885,644	$3,920,170

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,				Nine months ended September 30,
	2021		2020		2021	2020

Revenues	$	---	$	---	$—	$—

Operating expenses:
General and administrative		101,090		106,058	595,415	222,862
Total operating expenses		101,090		106,058	595,415	222,862
Loss from operations		(101,090)		(106,058)	(595,415)	(222,862)

Other income (expense):
Other income		2,098		2,099	6,296	6,296
Derecognition of debt		2,421		---	29,353	115,424
Loss on modification of options and warrants				(115,722)	----	(115,722)
Interest expense, including related party of $158,335		(175,197)		(157,493)	(509,449)	(362,357)
Total other income (expense)		(170,678)		(271,116)	(473,800)	(356,359)
Income (loss) before income tax provision		(271,768)		(377,174)	(1,069,215)	(579,221)

Income tax provision				---	—	—
Net income (loss)		$(271,768)		$(377,174)	$(1,069,215)	$(579,221)

Basic net gain (loss) per common share		$(0.10)		$(0.14)	$(0.40)	$(0.22)

Basic weighted average common shares outstanding		2,674,530		2,633,974	2,674,530	2,599,913

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2021		2020
Cash flows from operating activities:
Net loss		$(1,069,215)		$(579,221)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Gain on derecognition of certain accounts payable		(29,353)		(115,424)
Expenses paid directly by related party		580,828		190,665
Expenses paid directly by exercise of options and warrants		---		59,611
Loss on modification of options and warrants		---		115,722
Changes in operating assets and liabilities -
Prepaid expenses		35,447		---
Accounts payable		(26,235)		(44,840)
Accrued expenses		379,386		212,539
Accrual for settlement of lawsuits		130,063		149,819
Net cash provided by (used in) operating activities		921		(11,129)

Cash flows from investing activities:		---		---

Cash flows from financing activities:
Proceeds from exercise of stock options		---		11,500

Net cash provided by financing activities		---		11,500

(Decrease) Increase in cash		921		371
Cash, beginning of period		1,199		1,945
Cash, end of period		$2,237		$2,316

Supplemental cash flow disclosures
Cash paid for interest cost	$	---	$	---
Income taxes paid	$	---	$	---

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Advances from related party used for settlement of liabilities		$580,828		$190,665
Expenses paid by exercise of options and warrants	$	---		$95,058
Expenses prepaid by exercise of options and warrants	$	---		$35,448

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND

THE YEAR ENDED DECEMBER 31, 2020

	Common Stock			Accumulated
	Shares	Amount	APIC	Deficit	Total
Balance, December 31, 2019	128,997,423	$128,997	$87,712,695	$(103,862,127)	$(16,020,435)
Reverse split restatement adjustment	(126,415,551)	(126,416)	126,416	---	---
Restated balance, December 31, 2019	2,581,872	2,581	87,839,111	(103,862,127)	(16,020,435)

Shares issued on exercise of options	55,000	55	63,195	-	63,250

Shares issued on exercise of warrants	37,658	38	43,270		43,308

Loss on modification of options and warrants	---	---	115,722	---	115,722

Net loss	---	---	---	(488,275)	(488,275)

Balance at December 31, 2020	2,674,530	2,674	88,061,298	(104,350,402)	(16,286,430)

Net loss	---	---	---	(1,069,215)	(1,069,215)
Balance at September 30, 2021	2,674,530	$2,674	$88,061,298	$(105,419,617)	$(17,355,645)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2021, the Company had a net loss of $1,069,215. At September 30, 2021, the Company had an accumulated deficit of $105,419,617 and a working capital deficit of $11,239,169 . Additionally, all of the Company’s assets are under lien pursuant to a First Deed of Trust and UCC filings, and 100% of the common stock of the Company’s subsidiary Aurielle Enterprises, Inc. (“AE”), and that of its wholly owned subsidiaries Tonopah Custom Processing, Inc., (“TCP”) and Tonopah Resources, Inc. (“TR”) have been pledged in favor of Granite Peak Resources, LLC (“GPR”), a related party, securing the Company’s aggregate indebtedness to GPR of $5,441,750, including interest of $1,834,638 at September 30, 2021. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on their ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. (See Notes 4 and 7).

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2020 filed January 26, 2021. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year as a whole.

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

The Company does not own any mining claims. It owns tailings located on the Tonopah property and the rights to certain tailings located in Manhattan, Nevada. The Company has not disturbed or processed any of this material, but recently authorized GPR to oversee an examination of the economic feasibility of processing the tailings to reclaim their residual content of valuable metals in exchange for the exclusive right to process the tailings should their economic assessment prove positive.  In addition, the Company and Sustainable Metal Solutions, LLC (“SMS”), an affiliate of GPR, agreed to form a joint venture into which the Company will contribute the solar energy rights attributable to its 1,086 acres in exchange for SMS’s agreement to develop, manage and underwrite the venture.

Impairment of Long-Lived Assets and Long-Lived Assets

The Company will periodically evaluate the carrying value of long-lived assets to be held and used, including but not limited to, mineral properties, mine tailings, mine dumps, capital assets and intangible assets, when events and circumstances warrant such a review and at least annually. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal.

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

Revenue Recognition and Deferred Revenue

As of September 30, 2021, the Company has not recognized any revenues from custom permitted processing toll milling. If we achieve revenue generation, the Company plans to report such revenues consistent with ASC Topic 606.

Income Taxes

Income taxes are accounted for based upon an asset and liability approach. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period.

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at September 30, 2021 and December 31, 2020. The Company recognizes interest and penalties due on unrecognized tax benefits as well as interest receivable from favorable tax settlements within income tax expense.

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

During the nine months ended September 30, 2021 and through the date of this filing, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

NOTE 3 – MINING AND MINERAL RIGHTS

The Company previously prepared the Tonopah property site for the construction of a permitted custom processing toll milling facility including grading the land, installing fencing, and working with contractors for a planned 21,875 square foot building and servicing and drilling various wells for our future operations.

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

NOTE 4 – CONVERTIBLE NOTES PAYABLE

On March 16, 2020, the Company executed a Line of Credit (“LOC”) with Granite Peak Resources, LLC (“GPR”), a related party, evidenced by a convertible promissory note. On July 12, 2021, the LOC’s availability was increased from $2,500,000 to $5,000,000; its maturity extended from March 16, 2023 to March 16, 2025; GPR’s right to increase the LOC by another $1,000,000 and extend two additional years was increased to $5,000,000 and extended for an additional five years; and GPR agreed to forebear exercising its foreclosure rights under its defaulted Senior Secured Note and accrued interest of $3,647,532 at June 30, 2021 until December 31, 2021. In exchange for the foregoing accommodations the Company revised the price at which the LOC can be converted into common stock from $2.00 to $1.65 per share. Disclosure of the common share equivalent of the LOC’s principal and accrued interest outstanding has been revised accordingly.

The LOC is for funding operating expenses critical to the Company’s redirection and all requests for funds may be approved or disapproved in GPR’s sole discretion. The LOC bears interest at 10% per annum, and is secured by the real and personal property, and subsidiaries’ stock GPR’s Senior Secured Note has under lien. During the nine months ended September 30, 2021, and year ended December 31, 2020, GPR advanced $580,828 and $206,022, respectively, pursuant to the LOC in direct payments on the Company’s behalf, to fund certain operating expenses and reduce certain accounts payable. At September 30, 2021 and December 31, 2020 the balance due GPR under the LOC is $800,425 and $219,597 principal and $58,138 and $16,073 accrued interest, respectively. Advances by GPR to pay directly certain operating expenses and reduce certain accounts payable on the Company’s behalf have been included in the convertible promissory issued by the Company in connection with the LOC and classified accordingly in the accompanying consolidated condensed financial statements. (See Note 7)

Including the foregoing advances under the LOC, there was $900,425 of principal and $122,297 of accrued interest outstanding on convertible debentures at September 30, 2021. With exception of the $800,425 of principal advanced under the LOI to date, a pre-existing $100,000 convertible note and its accrued interest of $64,159 which were in default   was assigned to GPR in September 2021.

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

Common Stock - Option Grants

The Company recorded no compensation expense for the nine months ended September 30, 2021 and 2020. As of September 30, 2021, there was $0 in unrecognized compensation expense.

The Company did not grant any options during the nine months ended September 30, 2021, and 25,000 options expired; none were cancelled. There are no vested or unvested options outstanding as of September 30, 2021.

Common Stock Purchase Warrants

For warrants granted to non-employees in exchange for services, the Company recorded the fair value of the equity instrument using the Black-Scholes pricing model unless the value of the services is more reliably measurable.

The Company did not grant any warrants during the nine months ended September 30, 2021 and no warrants were exercised, none expired, and none were cancelled. At September 30, 2021 there were 5,000 warrants outstanding, with exercise prices of $61.50, a weighted exercise price of $61.50 and a weighted remaining contractual life of 0.3 years.

The aggregate intrinsic value of the 5,000 outstanding and exercisable warrants at September 30, 2021 and December 31, 2020 was $0. The intrinsic value is the difference between the closing stock price on September 30, 2021 and December 31, 2020, and the exercise price, multiplied by the number of in-the-money warrants had all warrant holders exercised their warrants on September 30, 2021 or December 31, 2020.

The following table summarizes information about the Company’s stock purchase warrants outstanding at September 30, 2021.

	Number	Weighted Average Exercise Price	Range of Exercise Price	Weighted Remaining Contractual Life (1)
Outstanding at December 31, 2019	97,313	$42.00	$10.00 - 61.50	.5 years
Granted	—
Cancelled or expired	54,655	38.00
Exercised	37,658	44.50
Outstanding and exercisable at December 31, 2020	5,000	61.50	61.50-61.50	1.2 years

Granted	---	---	---
Cancelled or expired	---	---	---
Outstanding and exercisable at September 30, 2021	5,000	$61.50	$61.50 - 61.50	0.3 years

(1)	The aggregate intrinsic value of the 5,000 outstanding and exercisable warrants at September 30, 2021, and December 31, 2020, respectively, was $0. The intrinsic value is the difference between the closing stock price on September 30, 2021, and December 31, 2020, and the exercise price, multiplied by the number of in-the-money warrants had all warrant holders exercised their warrants on September 30, 2021, and December 31, 2020.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Legal Matters

Stephen E. Flechner v. Standard Metals Processing, Inc.

On April 29, 2014, Stephen E. Flechner filed suit in the United States District Court for the District of Colorado against Standard Metals Processing, Inc. alleging that the Company had refused to allow him to exercise stock options granted to him pursuant to a Stock Option Agreement, dated April 1, 2010, and a second Stock Option Agreement, dated January 21, 2011. On June 12, 2014, the Company filed an Answer and a Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the U.S. District Court for the Northern District of Alabama, Middle Division. On January 16, 2015, the Company filed a Motion for Summary Judgment. On January 23, 2015, the Court issued an Order granting in part and denying in part the Company’s Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the U.S. District Court for the Northern District of Alabama, Middle Division. The Court in its Order stayed further proceedings in Colorado pending the issuance of orders by the Alabama court. Thereafter, on January 26, 2015, the Court issued an Order vacating the February 20, 2015 Trial Preparation Conference and the March 9, 2015 Bench Trial. On March 23, 2015, the Court issued an Order denying the Company’s Motion for Summary Judgment. On March 30, 2015, Flechner filed a Motion to Lift the Stay. On March 31, 2015, the Court issued an Order granting Flechner’s Motion to Lift the Stay. On April 6, 2015, the Court issued an Order scheduling a Bench Trial for July 29, 2015. On April 9, 2015, Flechner filed a Motion for Reconsideration of the Court’s March 23, 2015 Order Denying Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On May 1, 2015, the Court issued an Order Granting Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On August 12, 2015 the U.S. District Court for the District of Colorado issued a judgment in favor of Stephen E. Flechner for $2,157,000. An amended final judgment was ordered in adjudication of the Complaint by the U.S. District Court for the District of Colorado (the “Court”) on August 28, 2015 in favor of Flechner in the amount of $2,157,000, plus interest through the date of judgment of $235,246, plus interest of $472.76/day from August 28, 2015 until paid in full. The Company, in good faith anticipation of a settlement did not appeal the judgment and therefore, the Company’s notice of appeal was dismissed on November 17, 2015. This judgment is now non-appealable. The Company has recognized the daily interest due from the date of the August 28, 2015 judgment through September 30, 2021, totaling $1,094,439, resulting in a total amount of $3,486,685 being included in the Accrual for settlement of lawsuits relating to this matter in the accompanying September 30, 2021 condensed consolidated balance sheet.

NOTE 7 – related party TRANSACTIONS

During March 2019, the Company was informed that a change of control of the Company had occurred. Granite Peak Resources, LLC, through its members, including Pure Path Capital Management LLC (“GPR”) acquired 1,389,289 shares of common stock (including 90,000 warrants to purchase common stock). The members transferred their shares of common stock of the Company in exchange for a pro-rata ownership interest in GPR and are listed in the Schedule 13D filed by GPR on March 29, 2019. Since March 2019, through September 30, 2021, GPR and its members, through several unsolicited transactions purchased another 43,206 shares of common stock. GPR has not communicated to the Company any plans to change any of the current officers or directors or governing documents. GPR has expressed the purpose of its acquisition is to assist the Company in resolving its current obligations and claims, as a critical step in determining its future business plans.

GPR also acquired the senior secured creditor position previously held by Pure Path Capital Group LLC (the “Senior Secured Note”), which includes a $2,500,000 first deed of trust on the Tonopah property and an outstanding promissory note with a principal balance of $2,229,187 as of both September 30, 2021, and December 31, 2020, and related accrued interest of $1,463,381 and $1,329,303 respectively. The Senior Secured Note is securitized by all the Company’s tangible or intangible assets, already or hereinafter acquired, including but not limited to machinery, inventory, accounts receivable, cash, computers, hardware, land and mineral rights, etc., and all of the outstanding shares of the Company’s subsidiary AE and its subsidiaries TCP and TR which are held in Pledge by GPR’s Nevada counsel. The outstanding principal balance on the Senior Secured Note of $2,229,187 together with related accrued interest of $1,463,381 at September 30, 2021 has had its default stayed until December 31, 2021.

As further detailed in Note 4, in March 2020, the Company executed a LOC with GPR, a related party, evidenced by a 10% convertible promissory note. On July 12, 2021, the LOC’s availability was increased from $2,500,000 to $5,000,000; its maturity extended from March 16, 2023 to March 16, 2025; GPR’s right to increase the LOC by another $1,000,000 and extend two additional years was increased to $5,000,000 and extended for an additional five years; and GPR agreed to forebear exercising its foreclosure rights under its defaulted Senior Secured Note and accrued interest of $3,647,532 at June 30, 2021 until December 31, 2021. In exchange for the foregoing accommodations the Company revised GPR’s price at which the LOC can be converted to common stock from $2.00 to $1.65 per share. Disclosure of the common share equivalent of the principal and accrued interest outstanding under the LOC has been revised accordingly.

The LOC is for funding operating expenses critical to the Company’s redirection and all requests for funds may be approved or disapproved in GPR’s sole discretion. The LOC bears interest at 10% per annum, and is secured by the real and personal property, and subsidiaries’ stock GPR’s Senior Secured Note has under lien. During the nine months ended September 30, 2021, GPR advanced $580,828 pursuant to the LOC in direct payments on the Company’s behalf, to pay for certain operating expenses and reduce certain accounts payable. At September 30, 2021, the balance due GPR under the LOC is $800,425 principal and $58,138 accrued interest. (See Note 4)

Although the LOC is for funding operating expenses critical to the Company’s redirection and the resolution of certain creditors’ claims under GPR’s sole discretion, neither GPR nor the Company can give any assurances that such creditors or claimants may be amicably resolved. As of the date of this filing, GPR is the beneficial owner of 53.6% (61.2% including the common share equivalent of GPR’s conversion rights) of the Company’s common stock and the holder of $5,441,750 of the Company’s debt and related interest, which is secured by all of the Company’s assets. At September 30, 2021, $5,441,750 of the Company’s debt and related interest was either in default or will likely return to being in default by December 31, 2021.

On February 11, 2015, the Company issued an unsecured promissory note (the “Note”) to Tina Gregerson Family Properties, LLC, an entity controlled by a former director of the Company. The Note for up to $750,000 was provided in tranches. Maturity of each tranche is one year from the date of receipt. Interest accrues at 8% per annum on each tranche. Under the terms of the Note, the Company received $477,500. At September 30, 2021 and December 31, 2020, accrued interest on the Note is $248,960 and $220,029, respectively. This Note was in default and was assigned to GPR in a private transaction during September 2021.

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

At September 30, 2021 the weighted average shares from stock options of -0-, warrants of 5,000 and Convertible Promissory note equivalent shares of 526,908, and at December 31, 2020 the weighted average shares from stock options of 65,000, warrants of 5,000 and Convertible Promissory note equivalent shares of 147,207 were excluded from the diluted weighted average common share calculation, respectively, due to the antidilutive effect such shares would have on net loss per common share.

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

Results of Operation

Comparison of Three and Nine Months Ended September 30, 2021, to Three and Nine Months Ended September 30, 2020

Revenues

We had no revenues from any operations for the three and nine months ended September 30, 2021, and 2020. Furthermore, we do not anticipate any significant future revenue until we have sufficiently funded construction and begin operations.

General and Administrative Expenses

General and administrative expenses were $101,090 and $595,415 for the three and nine months ended September 30, 2021, respectively, compared to $106,058 and $222,862, respectively for the same periods in 2020. The increases for the three and nine months ended September 30, 2021, were principally the result of increased engineering and development expenses associated with evaluating future uses of the Company’s property. During the three and nine months ended September 30, 2020, the $106,058 and $222,862 totals related principally to continuance of nominal accounting, legal, and office expenses consistent with modest funding. We anticipate that operating expenses will increase for fiscal 2021 as we continue to assess the Company’s future.

Other Income and Expenses

We receive monthly lease payments of from American Tower Corporation for a cellular tower located on our Tonopah land. As such Other Income for the three and nine months ended September 30, 2021, was $2,098 and $6,296, respectively, compared to $2,099 and $6,296, respectively, for the same periods in 2020. Additionally, the Company periodically reviews outstanding claims that have not been satisfactorily resolved. In some instances, these claims remain outstanding beyond their statutory limit on collection and are written off. Gain on derecognition of debt for the three and nine months ended September 30, 2021, was $2,421, and $29,353, respectively, compared to $0 and $115,424, respectively for the same periods in 2020.

Interest expense for the three and nine months ended September 30, 2021, was $175,197 and $509,449, respectively, compared to $157,493 and $362,357, respectively for the same periods in 2020. The increases in 2021, are consistent with the higher level of borrowings during 2021.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements through increases in convertible debt pursuant to our LOC during the three and nine months ended September 30, 2021, and 2020. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had a working capital deficit of $11,239,169 at September 30, 2021. Cash was $2,120 at September 30, 2021, as compared to cash of $1,199 at December 31, 2020.

Our cash reserves will not be sufficient to meet our operational needs and thus, we need to raise additional capital to pay for our operational expenses and provide for capital expenditures. Our basic operational expenses are currently estimated at approximately $120,000 per month. Above the basic operational expenses, we estimate that we need approximately $10,000,000 to begin limited toll milling operations. If we are not able to raise additional working capital, we may have to cease operations altogether.

Recent Financings

On March 16, 2020, the Company executed a Line of Credit (“LOC”) with GPR, a related party, evidenced by a convertible promissory note. On July 12, 2021 the LOC availability was increased from $2,500,000 to $5,000,000; its maturity extended from March 16, 2023 to March 16, 2025; GPR’s right to increase the LOC by another $1,000,000 and extend two additional years was increased to $5,000,000 with an extension for an additional five years, and GPR agreed to forebear exercising its foreclosure rights under its defaulted Senior Secured Note and accrued interest of $3,647,532 at June 30, 2021 until December 31, 2021. In exchange for the foregoing accommodations the Company revised GPR’s price at which the LOC can be converted to common stock from $2.00 to $1.65 per share. Disclosure of the common share equivalent of GPR’s LOC and accrued interest has been revised accordingly.

The LOC bears interest at 10% per annum and is secured by the real and personal property and pledged securities GPR already has under lien. The LOC is for funding operating expenses critical to the Company’s redirection and all requests for funds may be approved or disapproved in GPR’s sole discretion. During the three and nine months ended September 30, 2021, GPR advanced $490,255 and $580,828, respectively, to pay directly on the Company’s behalf, certain administrative costs as well as engineering and development expenses to assess the future uses of the Company’s real property. During the three and nine months ended September 30, 2020, GPR advanced $84,643 and $190,665, respectively, which it used to pay directly certain of the Company’s providers of administrative expenses. The advances were made by GPR, a related party, pursuant to the terms of the LOC.

Going Concern

The condensed consolidated financial statements contained in this quarterly report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through the period ended September 30, 2021, of $105,419,617, and a working capital deficit of $11,239,169, as well as negative cash flows from operating activities. Presently, the Company does not have sufficient cash resources to meet its debt obligations in the twelve months following the date of this filing. In addition, virtually all the Company’s assets are encumbered or pledged under senior secured debt owned by GPR, a related party, in the aggregate amount of $5,441,750, including interest of $1,834,638 at September 30, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives to finance its capital requirements, as well as for general and administrative expenses. These alternatives include raising funds through public or private equity markets and either through institutional or retail investors. Although there is no assurance that the Company will be successful with its fund-raising initiatives, management believes that the Company will be able to secure the necessary financing providing it is successful in resolving its liabilities and other claims with its unsecured creditors and GPR’s assistance.

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

Working Capital Deficiency

	September 30, 2021	December 31, 2020
Current assets	$2,120	$36,646
Current liabilities	11,241,289	10,206,600
Working capital deficiency	$(11,239,169)	$(10,169,954)

The balance and components of current assets are consistent between periods. The increase in current liabilities is primarily due to accrual of interest on settlement of lawsuits, creditor claims, and notes due related parties.

Cash Flows

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in) operating activities	$921	$(11,129)
Net cash provided by financing activities	---	11,500
Increase (Decrease) in cash	$921	$371

Operating Activities

Net cash provided (used) by operating activities was $921 and $(11,129) for the nine months ended September 30, 2021 and 2020, respectively. Cash was provided by operating activities during both periods primarily due to payments advanced under the LOC for operating expenses offset by net changes in accrued liabilities.

Financing Activities

For the nine months ended September 30, 2021, and 2020, net cash provided (used) by financing activities was $921 and $(11,129), respectively.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2021, we did not engage in any off-balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the nine months ended September 30, 2021, and in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

Impairment of Long-lived Assets

We review our property and mining and mineral rights subject to amortization and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset class may not be recoverable. Indicators of potential impairment include: an adverse change in legal factors or in the business climate that could affect the value of the asset; an adverse change in the extent or manner in which the asset is used or is expected to be used, or in its physical condition; and current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of the asset. If indicators of impairment are present, the asset is tested for recoverability by comparing the carrying value of the asset to the related estimated undiscounted future cash flows expected to be derived from the asset. If the expected cash flows are less than the carrying value of the asset, then the asset is considered to be impaired and its carrying value is written down to fair value, based on the related estimated discounted cash flows. During the prior year, however, we decided to combine the carrying value of our mining and mineral assets as they are inseparable and depend upon each other in value creation. There were no impairment charges in the nine months ended September 30, 2021. See Note 3.

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

During the nine months ended September 30, 2021, and through the date of this filing, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer and Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2021 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Stephen E. Flechner v. Standard Metals Processing, Inc.

On April 29, 2014, Stephen E. Flechner filed suit in the United States District Court for the District of Colorado against Standard Metals Processing, Inc. alleging that the Company had refused to allow him to exercise stock options granted to him pursuant to a Stock Option Agreement, dated April 1, 2010, and a second Stock Option Agreement, dated January 21, 2011. On June 12, 2014, the Company filed an Answer and a Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the U.S. District Court for the Northern District of Alabama, Middle Division. On January 16, 2015, the Company filed a Motion for Summary Judgment. On January 23, 2015, the Court issued an Order granting in part and denying in part the Company’s Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the U.S. District Court for the Northern District of Alabama, Middle Division. The Court in its Order stayed further proceedings in Colorado pending the issuance of orders by the Alabama court. Thereafter, on January 26, 2015, the Court issued an Order vacating the February 20, 2015 Trial Preparation Conference and the March 9, 2015 Bench Trial. On March 23, 2015, the Court issued an Order denying the Company’s Motion for Summary Judgment. On March 30, 2015, Flechner filed a Motion to Lift the Stay. On March 31, 2015, the Court issued an Order granting Flechner’s Motion to Lift the Stay. On April 6, 2015, the Court issued an Order scheduling a Bench Trial for July 29, 2015. On April 9, 2015, Flechner filed a Motion for Reconsideration of the Court’s March 23, 2015 Order Denying Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On May 1, 2015, the Court issued an Order Granting Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On August 12, 2015 the U.S. District Court for the District of Colorado issued a judgment in favor of Stephen E. Flechner for $2,157,000. An amended final judgment was ordered in adjudication of the Complaint by the U.S. District Court for the District of Colorado (the “Court”) on August 28, 2015 in favor of Flechner in the amount of $2,157,000, plus interest through the date of judgment of $235,246, plus interest of $472.76/day from August 28, 2015 until paid in full. The Company, in good faith anticipation of a settlement did not appeal the judgment and therefore, the Company’s notice of appeal was dismissed on November 17, 2015. This judgment is now non-appealable. The Company has recognized the daily interest due from the date of the August 28, 2015 judgment through September 30, 2021, totaling $1,094,439, resulting in a total amount of $3,486,685 being included in the Accrual for settlement of lawsuits relating to this matter in the accompanying September 30, 2021 condensed consolidated balance sheet.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Accounting Officer
(101)*	Interactive Data Files
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD METALS PROCESSING, INC.

By:	/s/ J. Bryan Read
J. Bryan Read
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2021

By:	/s/ Sharon Ullman
Sharon Ullman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: November 12, 2021