Form 10-K
period 2021-12-31
Standard Metals Processing, Inc.
filed 2022-04-14
CIK 773717

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

As of April 14, 2022, the Registrant’s non-affiliates owned shares of its common stock having an aggregate market value of approximately $12,326,040 (based upon the closing sales price of the Registrant’s common stock on that date).

On April 14, 2022, there were 2,674,530 shares of common stock outstanding, which is the Registrant’s only class of voting stock.

Documents Incorporated by Reference: None.

STANDARD METALS PROCESSING, INC.

Annual Report on Form 10-K

For the Year Ended December 31, 2021

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

Recent Actions

On January 10, 2022 the Company executed a definitive agreement to acquire a controlling interest in Sustainable Metal Solutions LLC (“SMS”). The purchase price for the controlling interest in SMS will be determined based upon the price of SMPR common stock on the date of Closing, such date to be decided by the Parties in good faith after all conditions precedent are met. SMS is an American multi-company environmental development platform focused on producing carbon neutral precious metals and minerals thereby driving American mineral independence while revitalizing the environment and minimizing the impacts of climate change. The business of SMS is consistent with the Company’s posture to acquire, license or joint venture with other parties involved in toll milling, processing, or mining related activities, which may include Granite Peak Resources, LLC and its affiliated entities, including, but not limited to, NovaMetallix. Inc., and BlackBear Natural Resources, LTD.

Employees

As of December 31, 2021, we did not have any employees. The Company’s and its subsidiaries’ officers, directors and independent contractors conduct all operations.

Available Information

You can request a free copy of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material, or furnish it to the Securities and Exchange Commission (“SEC”) the above filings by writing or calling us at our principal executive offices, the address and telephone number for which are set forth on the cover page of this Form 10-K for the year ended December 31, 2021.

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

INVESTORS MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF OUR COMMON STOCK DUE TO FEDERAL REGULATION OF PENNY STOCKS.

The SEC has defined any equity security with a market price of less than $5.00 per share as a “penny stock.” Penny stocks are subject to the requirements or Rule 15(g)-9 of the Securities Exchange Act of 1934. Our common stock is quoted on the Over the Counter (“OTC”) Markets under the symbol SMPR and despite recent trading prices above $5.00 per share, has historically been below $5.00 per share. Therefore, our common stock is deemed a “penny stock” and is subject to the requirements of Rule 15(g)-9. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser’s consent prior to the transaction. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

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

WE CURRENTLY DO NOT HAVE ENOUGH CASH TO FUND OPERATIONS AND/OR REDUCE OUR DEBT DURING 2022.

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

OUR INDEPENDENT AUDITORS HAVE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The financial statements for each of these periods were prepared assuming that we would continue as a going concern. We have had net losses for each of the years ended December 31, 2021 and 2020, and we have an accumulated a deficit as of December 31, 2021 of $105,477,856. Virtually all of the Company’s assets are encumbered or pledged under senior secured debt that is in default. In the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we do not expect to generate any significant revenues from operations for the foreseeable future, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital through equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

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

OUR MAJOR ASSETS ARE ENCUMBERED UNDER A DEED OF TRUST OR PLEDGED.

The Tonopah property is subject to a first deed of trust securing a $2,500,000 promissory note in default and a $5,000,000 Line of Credit plus interest accrued through December 31, 2021 of $2,229,187 and $1,509,542, respectively, held by Granite Peak Resources, LLC (“GPR”), a related party. In addition, the Company entered into a Forbearance Agreement with GPR effective December 20, 2019. GPR agreed to forbear any foreclosure proceedings for six months in exchange for the Company pledging the stock of its subsidiary and its subsidiaries as additional collateral under its outstanding obligations. The Forbearance Agreement expired June 30, 2020 and has not been renewed.

On March 16, 2020 the Company executed a Line of Credit (“LOC”) with GPR evidenced by a promissory note. The current LOC is for $5,000,000, maturing March 16, 2025, but may be increased by another $5,000,000 and extended another five years, and is secured by the Company’s real and personal property GPR already has under lien.

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

Risks Relating to Our Business

WE WILL REQUIRE ADDITIONAL FINANCING TO FUND OUR PERMITTED CUSTOM PROCESSING TOLL MILLING DEVELOPMENT AND OPERATIONS.

Substantial additional financing will be needed to fund the current plan to begin toll milling services and develop and maintain the Tonopah property. Our means of acquiring investment capital is limited to private equity and debt transactions. We have no significant sources of currently available funds to engage in additional development. Without significant additional capital, we will be unable to fund our current property interests or effectuate our current business plan for permitted custom processing toll milling and mining services. See “—Risks Relating to Our Financial Condition – We Currently Do Not Have Enough Cash to Fund Operations, and/or Reduce Debt During 2022”

OUR PERFORMANCE MAY BE SUBJECT TO FLUCTUATIONS IN MINERAL PRICES.

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

ITEM 3. LEGAL PROCEEDINGS

Stephen E. Flechner v. Standard Metals Processing, Inc.

On April 29, 2014, Stephen E. Flechner filed suit in the United States District Court for the District of Colorado against Standard Metals Processing, Inc. alleging that Standard Metals had refused to allow him to exercise stock options granted to him pursuant to a Stock Option Agreement, dated April 1, 2010, and a second Stock Option Agreement, dated January 21, 2011. On June 12, 2014, Standard Metals filed an Answer and a Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. On January 16, 2015, Standard Metals filed a Motion for Summary Judgment. On January 23, 2015, the Court issued an Order granting in part and denying in part Standard Metals’ Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. The Court in its Order stayed further proceedings in Colorado pending the issuance of orders by the Alabama court. Thereafter, on January 26, 2015, the Court issued an Order vacating the February 20, 2015 Trial Preparation Conference and the March 9, 2015 Bench Trial. On March 23, 2015, the Court issued an Order denying Standard Metals’ Motion for Summary Judgment. On March 30, 2015, Flechner filed a Motion to Lift the Stay. On March 31, 2015, the Court issued an Order granting Flechner’s Motion to Lift the Stay. On April 6, 2015, the Court issued an Order scheduling a Bench Trial for July 29, 2015. On April 9, 2015, Flechner filed a Motion for Reconsideration of the Court’s March 23, 2015 Order Denying Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On May 1, 2015, the Court issued an Order Granting Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On August 12, 2015 the United Stated District Court for the District of Colorado issued a judgment in favor of Stephen E. Flechner for $2,157,000. An amended final judgment was ordered in adjudication of the Complaint by the U.S. District Court for the District of Colorado (the “Court”) on August 28, 2015 in favor of Flechner in the amount of $2,157,000, plus interest through the date of judgment of $235,246, plus interest of $472.76/day from August 28, 2015 until paid in full. The Company, in good faith anticipation of a settlement did not appeal the judgment and therefore, the Company’s notice of appeal was dismissed on November 17, 2015. This judgment is now non-appealable. The Company has recognized the daily interest due from the date of the August 28, 2015 judgment through December 31, 2021, totalling $1,138,933, resulting in a total amount of $3,531,179 being included in the accrual for settlement of lawsuits relating to this matter in the accompanying December 31, 2021 consolidated balance sheet.

On November 29, 2021 the Company was notified that its majority shareholder, Granite Peak Resources, LLC, had executed definitive documents with Stephen Flechner to acquire his judgment against the Company. Documents have been filed with the Court to reflect this acquisition.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Market under the symbol “SMPR.” As of April 14, 2021, the last closing sale price of our common stock as reported by OTCQB was $0.0500 per share. The following table sets forth for the periods indicating the range of high and low closing sale prices of our common stock:

Period	High	Low

Quarter Ended March 31, 2021	$4.85	$1.80
Quarter Ended June 30, 2021	$4.26	$1.01
Quarter Ended September 30, 2021	$5.00	$1.08
Quarter Ended December 31, 2021	$7.50	$3.82

Quarter Ended March 31, 2020	$1.725	$3.95
Quarter Ended June 30, 2020	$0.115	$0.40
Quarter Ended September 30, 2020	$1.55	$2.85
Quarter Ended December 31, 2020	$1.50	$2.50

The quotations from the OTC Market above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions.

Transfer Agent

Our transfer agent is American Stock Transfer & Trust Company, LLC, and is located at 6201 15th Avenue, Brooklyn, New York, NY 11219. Their telephone number is (718) 921-8124 and their website is www.astfinancial.com.

Holders of Common Stock

As of April 13, 2022 there were approximately 170 shareholders of record of our common stock. As of such date, 2,674,530 shares were issued and outstanding.

Dividends

We have never paid cash dividends on our common stock and have no present intention of doing so in the foreseeable future. Rather, we intend to retain all future earnings to provide for the growth of our Company. Payment of cash dividends in the future, if any, will depend, among other things, upon our future earnings, requirements for capital improvements and financial condition.

Recent Sales of Unregistered Securities

During the year ended December 31, 2021, Granite Peak Resources, LLC (“GPR”), a related party, advanced $665,498 pursuant to a secured line of credit in direct payments on the Company’s behalf to reduce certain accounts payable and operating expenses. The balance due GPR under this line of credit is comprised of principal of $885,095 and accrued interest of $77,172 at December 31, 2021.

During the year ended December 31, 2020, Granite Peak Resources, LLC (“GPR”), a related party, advanced $219,597 pursuant to a secured line of credit in direct payments on the Company’s behalf to reduce certain accounts payable and operating expenses. The balance due GPR under this line of credit is comprised of principal of $319,597 and accrued interest of $16,073 at December 31, 2020.

After the foregoing note conversions and advances received, there was $985,095 of principal and $185,831 of accrued interest outstanding on convertible debentures at December 31, 2021, which included a pre-existing $100,000 convertible note in default, which was acquired by GPR in September 2021.

ITEM 6. [RESERVED]

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

Business Plan

The Company is re-examining its next steps for developing a processing facility. In an effort to move the Company’s business plan forward, Management may evaluate opportunities to acquire, license or joint venture with other parties, which may include related parties, involved in toll milling, processing, or mining related activities, The Company is re-examining its next steps for developing a processing facility. In an effort to move the Company’s business plan forward, Management may evaluate opportunities to acquire, license or joint venture with other parties, which may include related parties, involved in toll milling, processing, or mining related activities, which may include Granite Peak Resources, LLC and its affiliated entities including, but not limited to Sustainable Metal Solutions, LLC (See – “Recent Actions” above), NovaMetallix. Inc., and Black Bear Natural Resources, LTD.

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

Reverse Stock Split

Effective May 18, 2021, the Company effected a  reverse stock split of the outstanding Common Stock on the basis of one share for every fifty shares currently issued and outstanding.

Results of Operations

Comparison of the Years Ended December 31, 2021 and December 31, 2020

Revenues

We had no revenues from any operations for the years ended December 31, 2021 and 2020. Furthermore, we do not anticipate any significant future revenue until we have sufficiently funded construction and begin operations.

General and Administrative Expenses

General and administrative expenses were $681,939 for the year ended December 31, 2021 as compared to $241,435 for the same period in 2020. For the year ended December 31, 2020, general and administrative expenses and professional fees were severely cut due to lack of funding. During the year ended December 31, 2021, the nature of expenses were relatively the same, however we were able to incur and pay normal professional and legal fees and other necessary expenses due to greater availability of funds. We anticipate that future administration and operating expenses will increase for fiscal 2022 as we continue to build the infrastructure to proceed with our planned custom processing toll milling services.

Other Income and Expenses

Each year we receive monthly payments of $700 per month from American Tower Corporation for a cellular tower located on our Tonopah land. In addition, during the year ended December 31, 2021, the Company recognized gains due to the write off of numerous accrued claims that were no longer enforceable or settled for less than face amount aggregating $226,645. There were similar no longer enforceable claims written off during the year ended December 31, 2020 totaling $375,270.

Interest expense for the year ended December 31, 2021 was $680,555, compared to $514,783 for the respective period in 2020. The $165,772 increase during 2021 compared to 2020 is principally related to the Company’s revised estimate of the reasonable rate of interest that may apply to certain delinquent accounts payable that are in dispute. The remaining interest expense relates primarily to the interest due at rates ranging from 6% to 10% on notes payable to related parties and our increasing balances of convertible promissory notes outstanding during both periods.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements principally through increases in our LOC with GPR. We do not anticipate generating sufficient positive cash flows from our operations to fund the next 12 months. We had a working capital deficit of $11,297,408 at December 31, 2021. Cash was $2,363 at December 31, 2021, as compared to cash of $1,199 at December 31, 2020.

Our cash reserves will not be adequate to meet our operational needs and thus, we need to raise additional capital to pay for our operational expenses and provide for capital expenditures. Our basic operational expenses are currently estimated at approximately $55,000 per month, without regard to accrued interest of approximately $60,000 per month. Above our basic monthly expenses, we estimate that we need approximately $17,500,000 to begin limited toll milling operations. If we are not able to raise additional working capital, we may have to cease operations altogether.

Recent Financings

During the year ended December 31, 2021, Granite Peak Resources, LLC (“GPR”), a related party, advanced $665,498 pursuant to a secured line of credit in direct payments on the Company’s behalf to reduce certain accounts payable. The balance due GPR under this line of credit is comprised of principal of $985,095 and accrued interest of $185,831 at December 31, 2021

During the year ended December 31, 2020, Granite Peak Resources, LLC (“GPR”), a related party, advanced $206,022 in direct payments on the Company’s behalf, to reduce certain accounts payable and operating expenses. The balance due GPR under this line of credit is comprised of principal of $319,597 and accrued interest of $89,955 at December 31, 2020.

Included in the foregoing year-end balances was a pre-existing convertible note in default held by a non-affiliate third party with a principal balance of $100,000 and accrued interest which GPR purchased in September 2021.

Going Concern

The consolidated financial statements contained in this annual report on Form 10-K have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through the period ended December 31, 2021 of $105,477,856, and a working capital deficit of $11,297,408, as well as negative cash flows from operating activities. Presently, the Company does not have adequate cash resources to meet its debt obligations in the 12 months following the date of this filing. In addition, virtually all of the Company’s assets are encumbered or are pledged under senior secured debt that is in default. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives to finance its capital requirements, as well as for general and administrative expenses. These alternatives include raising funds through public or private equity markets and either through institutional or retail investors. Although there is no assurance that the Company will be successful with its fund-raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

Working Capital Deficiency

	December 31, 2021	December 31, 2020
Current assets	$2,363	$36,646
Current liabilities	11,299,771	10,206,600
Working capital deficiency	$(11,297,408)	$(10,169,954)

Current assets remained stable between periods. The increase in current liabilities is primarily due to an increase in accrued interest relating to the Company’s convertible debentures and notes payable, as well as the increase of convertible debt balances as a result of increasing advances from related party, Granite Peak Resources, LLC.

Cash Flows

	Years Ended December 31,
	2021	2020
Net cash provided by (used in) operating activities	$1,164	$(12,246)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	—	11,500
Increase (decrease) in cash	$1,164	$(746)

Operating Activities

Net cash provided by operating activities was $1,164 for the year ended December 31, 2021, primarily due to the gain on derecognition of certain accounts payable and accrued expenses of $226,645, net of expenses paid directly by related party.

Net cash used by operating activities was $12,246 for the year ended December 31, 2020.

Investing Activities

For the year ended December 31, 2021 and 2020 the Company conducted no investing activities.

Financing Activities

The Company’s financing during 2021 was from advances from a related party totaling $665,498. The Company’s financing during 2020 was from advances from a related party totaling $206,022, and the proceeds from exercise of common stock options and warrants of $11,500 which were paid to certain vendors on the Company’s behalf.

Off-Balance Sheet Arrangements

During the year ended December 31, 2021, we did not engage in any off-balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

Impairment of Long-lived Assets

We are reviewing the property and equipment, intangible assets subject to amortization and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset class may not be recoverable. Indicators of potential impairment include: an adverse change in legal factors or in the business climate that could affect the value of the asset; an adverse change in the extent or manner in which the asset is used or is expected to be used, or in its physical condition; and current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of the asset. If indicators of impairment are present, the asset is tested for recoverability by comparing the carrying value of the asset to the related estimated undiscounted future cash flows expected to be derived from the asset. If the expected cash flows are less than the carrying value of the asset, then the asset is considered to be impaired and its carrying value is written down to fair value, based on the related estimated discounted cash flows. There were no impairment charges in the year ended December 31, 2021, however, we decided to combine the carrying value of our mining and mineral assets as they are inseparable and depend upon each other in value creation.

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

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at December 31, 2021 and 2020. The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

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

Recent Accounting Standards

During the year ended December 31, 2021 and through April 13, 2022, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

As a result of our continued material weaknesses described below, management has concluded that, as of December 31, 2021, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment, management identified the following control deficiencies, which were previously identified, that still represent material weaknesses at December 31, 2021:

●	The Company, at times in the past prior to the period covered by this annual statement, entered into material transactions without timely obtaining the appropriate signed agreements, stock certificates and board approval prior to releasing cash funds called for by the transaction. Management believes the approval process currently in place is sufficient to alleviate any misappropriation of funds and will change procedures if and when circumstances indicate they are needed. Although the Company has taken steps to prevent this from happening by utilizing an escrow agent, agreements entered into by prior management will continue to cause an issue until such prior agreements terminate or expire.

●	Management did not design and maintain effective control relating to the quarter end closing and financial reporting process due to lack of evidence of review surrounding various account reconciliations and properly evidenced journal entries. Due to the Company’s limited resources, the Company has insufficient personnel resources and technical accounting and reporting expertise to properly address all of the accounting matters inherent in the Company’s financial transactions. Additionally, though the Company has recently formed a formal audit committee, the Company has not yet formalized processes and controls that would provide proper board oversight role within the financial reporting process. Management continues to search for additional board members that are independent and can add financial expertise and intends to formalize oversight processes in this area in an effort to remediate part of this material weakness.

●	The Company’s change in management, board members and officer positions resulting in changes of the responsible person for certain duties has caused delays in the timely review of financial data and banking information. The Company has very limited review procedures in place. This material weakness, previously identified, continued in 2021 as a result of additional management changes. Management plans to establish a more formal review process by the board members in an effort to reduce the risk of fraud and financial misstatements.

We are in the process of establishing certain steps in response to the identification of these material weaknesses that should result in certain changes in our internal control over financial reporting, but due to the Company’s limited funds and inability to add certain staff personnel, the changes may be limited and may also not be completely effective. There were no additional material weaknesses noted during the year ended December 31, 2021.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names of all directors and executive officers of the Company, their respective ages and all positions and offices with the Company held by each person as of December 31, 2021:

Name	Age	Positions with the Company
J. Bryan Read	59	Chief Executive Officer, Director, and Secretary
Sharon L. Ullman	75	Chief Financial Officer, Chief Administrative Officer and Director

Biographies

J. Bryan Read, Lt. Col, US Army (R) – Chief Executive Officer

Mr. Read, appointed Chief Executive Officer on December 13, 2016, honorably served as an officer and a commander in the United States Army. He has over twenty years professional military experience in leadership management, military logistics, training operations, missile defense, property management, diplomacy, and supply systems. He has commanded military organizations from platoon up through battalion level. As a military attaché assigned to the State Department and an overseas United States Embassy in the Former Soviet Union, he regularly planned and conducted meetings with high level foreign government officials and ministries on behalf of the United States involving important defense and commerce related matters. He has served as the Russian language Interpreter and team leader for the U.S. Humanitarian Special Operations Mission to Semipalatinsk, Kazakhstan. Additionally, he was a professor at the United States Military Academy at West Point.

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

Audit Committee, Compensation Committee and Financial Expert

The Company does not currently utilize a formal audit committee. There were no audit committee meetings held during 2021. Financial information relating to quarterly reports was disseminated to all board members for review. The audited financial statements for the years ended December 31, 2021 and 2020 were provided to each member of the board in which any concerns by the members were directed to management and the auditors. The Company does not currently utilize a compensation committee. There were no compensation committee meetings during 2021 and no actions taken by written consent

ITEM 11. EXECUTIVE COMPENSATION

General Philosophy

Our Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.

Executive Compensation

The following table summarizes the compensation of each named executive officer for the fiscal years ended December 31, 2021 and 2020 awarded to or earned by (i) each individual serving as our principal executive officer and principal financial officer of the Company and (ii) each individual that served as an executive officer of the Company at the end of such fiscal years who received compensation in excess of $100,000.

	Annual Compensation				Option	All Other	Total
Name and Principal Position	Year	Salary		Bonus	Awards (1)	Compensation	($)
J. Bryan Read,	2021		$—	$—	$—	$—	$—
Chief Executive Officer	2020		$—	$—	$—	$—	$—

Sharon L. Ullman	2021	$		$—		$	$
Chief Financial Officer and Director	2020		$—	$—	$—	$—	$—

(1)	The amounts shown are the aggregate grant date fair values of these awards computed in accordance with Financial Accounting Standards Board (“FASB”) guidance now codified as Accounting Standards Codification (“ASC”) FASB ASC Topic 718, “Stock Compensation” (formerly under FASB Statement No. 123(R)).

Employment Agreements

We have not entered into any severance or change of control provisions with any of our other executive officers.

Equity Compensation Plans

No options were exercised by our named executive officers during the year ended December 31, 2021. In March 2019, Ms. Ullman exchanged her option for membership interest in Granite Peak Resources, LLC. This exchange was disclosed on a Schedule 13D filed with the Securities and Exchange Commission on March 29, 2019. At December 31, 2021 the executive officers held no options or warrants.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following information sets forth the number and percentage of shares of the Company’s common stock owned beneficially, as of April 14, 2022, by any person, who is known to the Company to be the beneficial owner of five percent or more of the Company’s common stock, and, in addition, by each director and each executive officer of the Company, and by all directors and executive officers as a group.

Information as to beneficial ownership is based upon statements furnished to the Company by such persons and the shareholder list provided by the Company’s transfer agent, American Stock Transfer & Trust Company, LLC, as of April 14, 2022.

Name and Address	Amount of Beneficial Ownership (1)	Percentage of Class %

J. Bryan Read	3,000	*
611 Walnut Street
Gadsden, AL 35901

All directors and officers as a group (1 person)	3,000	*

Granite Peak Resources, LLC.	1,441,926	53.9%
30 N Gould Street, Suite R
Sheridan, WY 82081

(1)	Except as otherwise indicated, each person possesses sole voting and investment power with respect to the shares shown as beneficially owned. Shares are deemed owned in the same percentage as the individual’s ownership in the entity owning such shares.

(*)	Less than 1%

Equity Compensation Plans

The following table sets forth certain information regarding equity compensation plan information as of December 31, 2021:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (b)
Equity compensation plans approved by security holders	65,000	(1)	$62.50	1,460,000

Equity compensation plans not approved by security holders	—		$—	—

Total	65,000		$62.50	1,460,000

(1)	granted pursuant to the 2014 Option Plan, for individual grants. See the notes to the financial statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following describes certain relationships and related transactions that we have with persons deemed to be affiliates of ours. We believe that each of the transactions described below were on terms at least as favorable to our Company as we would have expected to negotiate with unaffiliated third parties.

Granite Peak Resources, LLC

During March 2019, the Company was informed that a change of control of the Company had occurred. Granite Peak Resources, LLC (“GPR”) through its members (including Pure Path Capital Management LLC) acquired 69,464,434 shares of common stock (including 4,500,000 options to purchase common stock). The members transferred their shares of common stock of the Company in exchange for a pro-rata ownership interest in GPR. GPR also acquired the senior secured creditor position previously held by Pure Path Capital Group LLC, which includes a $2,500,000 first deed of trust on the Tonopah property and an outstanding promissory note with a principal balance of $2,229,187 and accrued interest of $1,509,542 as of December 31, 2021, which is in default. The members of Granite Peak Resources LLC are listed in the Schedule 13D filed by GPR on March 29, 2019. GPR has not communicated to the Company any plans to change any of the current officers or directors or governing documents and has expressed the purpose of its acquisition is to assist the Company execute on its business plan and resolve its current obligations and other claims. During January and September 2020, GPR purchased another 648,648 and 375,070 shares, respectively, in private transactions. As of the date of this filing, GPR is the beneficial owner of 53.9% of the Company’s common stock and is the Company’s largest secured creditor.

On March 16, 2020 the Company executed a Line of Credit (“LOC”) with GPR evidenced by a promissory note. The LOC is for up to $2,500,000, matures over three years and may be increased by up to another $1,000,000 and extended an additional two years, respectively, at GPR’s sole option. The LOC is for funding operating expenses critical to the Company’s redirection and all requests for funds may be approved or disapproved in GPR’s sole discretion. The LOC bears interest at 10% per annum, is convertible into shares of the Company’s common stock at a per share price of $20.00 based on the last closing sale price and is secured by the real and personal property GPR already has under lien and in pledge. During the year ended December 31, 2021 GPR, a related party, advanced $665,498 pursuant to the LOC in direct payments on the Company’s behalf to reduce certain accounts payable. The balance due GPR under this LOC is comprised of principal of $885,095 and accrued interest of $77,172 at December 31, 2021

During the year ended December 31, 2020, GPR advanced $206,022 in direct payments on the Company’s behalf, to reduce certain accounts payable and operating expenses. The balance due GPR under this LOC is comprised of principal of $219,597 and accrued interest of $16,073 at December 31, 2020.

The Company entered into a Forbearance Agreement with GPR effective December 20, 2019. GPR has agreed to forbear any foreclosure proceedings for six months in exchange for the Company pledging the stock of its subsidiary and its subsidiaries as additional collateral under its outstanding obligations. The Forbearance Agreement expired June 30, 2020 and as of the date of this filing has not been renewed.

Tina Gregerson/Tina Gregerson Family Properties, LLC

On February 11, 2015, the Company issued an unsecured promissory note (the “Note”) to Tina Gregerson Family Properties, LLC, an entity controlled by a former officer and director of the Company. The Note for up to $750,000 was provided in tranches. Maturity of each tranche is one year from the date of receipt. Interest will accrue at 8% per annum on each tranche upon default the interest rate increased to 12% per annum. As consideration, the Company agreed to issue common stock purchase warrants for the purchase of up to 250,000 shares of common stock exercisable for seven years at $1.23 per share (exercise price does not reflect the reverse stock split). The Note is in default. The Company was informed in September 2021 that GPR had purchased Ms. Gregerson’s entire interest.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our Board of Directors appointed Turner, Stone & Company, L.L.P. (“Turner”) PCAOB Auditor ID76 to audit our financial statements for the years ended December 31, 2021 and 2020. The following tables set forth the fees billed to the Company for professional services rendered by Turner for the years ended December 31, 2021 and 2020:

Services	2021	2020
Audit fees	$34,035	$55,145
Audit related fees	—	—
Tax fees	0	14,075
All other fees	—	—
Total fees	$34,035	$69,220

Audit Fees

The aggregate fees billed are for professional services rendered by Turner for the audit of the Company’s annual consolidated financial statements and review of consolidated financial statements included in the Company’s Form 10-K and 10-Qs for 2021, and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended December 31, 2021.

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

Pre-Approval Policies and Procedures

The Company has an audit committee but has yet to formalize processes and controls that would provide proper Board oversight. Our Board approves each engagement for audit or non-audit services before we engage our independent auditor to provide those services. The Board has not established any pre-approval policies or procedures that would allow our management to engage our independent auditor to provide any specified services with only an obligation to notify the audit committee of the engagement for those services. None of the services provided by our independent auditors for fiscal year 2021 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation filed with the State of Nevada (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended 2010 filed on March 21, 2011).
3.2	Articles of Amendment, effective January 4, 2013 (incorporated by reference to Exhibit 99-3i03 to the Company’s Current Report on Form 8-K filed on March 13, 2013).
3.3	Amendment to the Articles of Incorporation and Plan of Conversion filed with the State of Colorado with effective dates of March 4 and March 5, 2013 (incorporated by reference to the Schedule 14C information filed on February 11, 2013).
3.4	Bylaws of Standard Gold, Inc. (incorporated by reference to Exhibit D to the Company’s Schedule 14C filed on February 11, 2013).
10.1	Exchange Agreement, dated March 15, 2011, by and between the Company, Shea Mining & Milling, LLC, Afignis, LLC, Leslie Lucas Partners, LLC, Wits Basin Precious Minerals Inc. and Alfred A. Rapetti, (incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.2	Assignment and Assumption of Loan Documents and Loan Modification Agreement, dated March 15, 2011, by and between the Company, Shea Mining & Milling, LLC and NJB Mining, Inc, (incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.3	Term Loan Agreement, dated August 25, 2009, by and between Shea Mining & Milling, LLC and NJB Mining, Inc (assumed by the Company on March 15, 2011), (incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.4	Promissory Note, dated August 25, 2009, issued by Shea Mining & Milling, LLC to NJB Mining, Inc (assumed by the Company on March 15, 2011), (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.5	Deed of Trust and Security Agreement with Assignment of Rents and Fixture Filing, dated August 21, 2009, executed by Shea Mining & Milling, LLC in favor of NJB Mining, Inc (assumed by the Company on March 15, 2011), (incorporated by reference to Exhibit 10.17 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.6	Assignment of Lease and Rents, dated August 21, 2009, executed by Shea Mining & Milling, LLC in favor of NJB Mining, Inc (assumed by the Company on March 15, 2011), (incorporated by reference to Exhibit 10.18 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.7	Environmental Indemnity, dated August 25, 2009, by and between Shea Mining & Milling, LLC and NJB Mining, Inc (assumed by the Company on March 15, 2011), (incorporated by reference to Exhibit 10.19 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).

10.15	Articles of Amendment to the Articles of Incorporation of Standard Gold, Inc. (incorporated by reference to Exhibit A to the Company’s Schedule 14C filed on February 11, 2013).
10.16	Plan of Conversion of Standard Gold, Inc., a Colorado corporation, into Standard Gold, Inc., a Nevada corporation (incorporated by reference to Exhibit B to the Company’s Schedule 14C filed on February 11, 2013).
10.17	Articles of Incorporation of Standard Gold, Inc. (incorporated by reference to Exhibit C to the Company’s Schedule 14C filed on February 11, 2013).
10.19	Statement of Correction (Document Number 20111157771) (incorporated by reference to Exhibit 3(i).01 to the Company’s Form 8-K filed on March 13, 2013).
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

STANDARD METALS PROCESSING, INC.

Dated: April 14, 2022	By:	/s/ J. Bryan Read
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

Name	Title	Date

/s/ J. Bryan Read	Chief Executive Officer, Secretary and Director	April 14, 2022
J. Bryan Read

/s/ Sharon Ullman	Chief Financial Officer and Director	April 14, 2022
Sharon Ullman

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STANDARD METALS PROCESSING, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2021 AND 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Standard Metals Processing, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Standard Metals Processing, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020 and the related consolidated statements of operations, shareholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the results of its consolidated operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Long-lived asset impairment consideration

At December 31, 2021, the Company’s mining and mineral rights balance totaled $3.9 million. As more fully described in Note 2 to the consolidated financial statements, the Company evaluates its mining and mineral rights for impairment whenever events or changes in circumstances indicate that the carrying amounts of the asset or group of assets may not be recoverable (“triggering events”). Management evaluates various qualitative factors in determining whether or not events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable.

Auditing the Company’s impairment assessment involved our subjective judgment because, in determining whether a triggering event occurred, management uses estimates that include, among others, assumptions about forecasted gold, silver, copper and other metal prices and total future production using reserve or other relevant information. Significant uncertainty exists with these assumptions. Further, management’s evaluation of any new information indicating when production will likely occur or may be significantly reduced in the future requires significant judgment.

To test the Company’s impairment assessment, our audit procedures included, among others, evaluating the reasonableness of the significant assumptions, judgments and operating data used in the Company’s analysis to available market information and discussions with management regarding their valuation methodology. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgement and in increased extent of effort.

/s/ Turner, Stone & Company, L.L.P.

PCAOB Auditor ID 76

Dallas, Texas

April 14, 2022

We have served as the Company’s auditor since 2013.

STANDARD METALS PROCESSING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020

Assets
Current assets:
Cash	$2,363	$1,199
Prepaid expenses	—	35,447
Total current assets	2,363	36,646

Mining and Mineral Rights	3,883,524	3,883,524

Total Assets	$3,885,887	$3,920,170

Liabilities and Shareholders’ Deficit
Current liabilities:

Senior secured convertible promissory note payable, related party	$2,229,187	$2,229,187
Promissory notes payable - related party	477,500	477,500
Convertible promissory notes, related party	985,094	319,597
Accrual for settlement of lawsuits	3,531,179	3,357,622
Accounts payable	1,147,751	1,400,631
Accrued interest - Related party $1,925,233 and $1,625,228 at December 31, 2021 and December 31, 2020, respectively	2,929,060	2,422,063
Total current liabilities	11,299,771	10,206,600

Commitments and Contingencies (Note 8)

Preferred stock, 50,000,000 shares authorized:
Series A, $.001 par value, 10,000,000 shares issued and outstanding at December 31, 2021 and December 31, 2020	10,000,000	10,000,000

Shareholders’ deficit:

Common stock, $0.001 par value, 500,000,000 shares authorized: 2,674,530 issued and outstanding at December 31, 2021 and December 31, 2020	2,674	2,674
Additional paid-in capital	88,061,298	88,061,298
Accumulated deficit	(105,477,856)	(104,350,402)
Total shareholders’ deficit	(17,413,884)	(16,286,431)
Total Liabilities and Shareholders’ deficit	$3,885,887	$3,920,170

The accompanying footnotes are an integral part of these consolidated financial statements.

STANDARD METALS PROCESSING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
	December 31, 2021		December 31, 2020

Revenues	$		$—

Operating expenses:
General and administrative		681,939	241,435
Total operating expenses		681,939	241,435
Loss from operations		(681,939)	(241,435)

Other income (expense):
Other income		8,395	8,395
Derecognition of debt		226,645	375,270
Loss on modification of options and warrants		—	(115,722)
Interest expense		(680,555)	(514,783)
Total other income (expense)		(445,515)	(246,840)

Loss before income tax provision		(1,127,454)	(488,275)

Income tax provision		—	—
Net loss		$(1,127,454)	$(488,275)

Basic net loss per common share		$(0.42)	$(0.19)

Basic weighted average common shares outstanding		2,674,530	2,618,185

The accompanying footnotes are an integral part of these consolidated financial statements.

STANDARD METALS PROCESSING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Common stock outstanding		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance at December 31, 2019	128,997,423	$128,997	$87,712,695	$(103,862,127)	$(16,020,435)

Reverse split restatement adjustment	(126,415,551)	(126,416)	126,416	—	—

Restated balance December 31, 2019	2,581,872	2,581	87,839,111	(103,862,127)	(16,020,435)

Shares issued upon exercise of options	55,000	55	63,195	—	63,250

Shares issued upon exercise of warrants	37,658	38	43,270	—	43,308

Loss on modification of options and warrants	—	—	115,722	—	115,722

Net loss for the year ended December 31,2020				(488,275)	(488,275)
Balance, December 31, 2020	2,674,530	2,674	88,061,298	(104,350,402)	(16, 286,430)

Net loss for year ended December 31, 2021				(1,127,454)	(1,127,454)

Balance, December 31, 2021	2,674,530	2,674	88,061,298	(105,477,856)	(17,413,884)

The accompanying footnotes are an integral part of these consolidated financial statements.

STANDARD METALS PROCESSING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31, 2021	December 31, 2020
OPERATING ACTIVITIES:
Net loss	$(1,127,454)	$(488,275)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Gain on derecognition of certain accounts payable and accrued expenses	(226,645)	(375,271
Expenses paid directly by related party	665,497	206,022
Expenses paid directly by exercise of stock options and warrants	—	59,611
Loss on modification of stock options and warrants	—	115,722
Changes in operating assets and liabilities:
Prepaid expenses	35,477	---
Accounts payable	(26,235)	(44,839)
Accrual for settlement of lawsuits	173,557	193,313
Accrued interest – related parties	506,997	321,471
Net cash provided by (used in) operating activities	1,164	(12,246)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—
Cash flows from investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options and warrants	—	11,500
Cash flows from financing activities	—	11,500

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	1,164	(746)
CASH AND CASH EQUIVALENTS, beginning of period	1,199	1,945
CASH AND CASH EQUIVALENTS, end of period	$2,363	$1,199

Non-Cash Investing and Financing:
Advances from related party used for settlement of liabilities	$665,498	$206,022
Expenses paid by exercise of common stock options and warrants	$—	$95,058
Expenses prepaid by exercise of common stock options and warrants	$—	$35,447
Related party promissory note settled by exercise of options	$—	$—

The accompanying footnotes are an integral part of these consolidated financial statements.

STANDARD METALS PROCESSING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 and 2020

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2021, the Company incurred losses from operations of $1,127,454. At December 31, 2021, the Company had an accumulated deficit of $105,477,856 and a working capital deficit of $11,297,408. In addition, virtually all of the Company’s assets are encumbered or pledged under a senior secured debt that is in default. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the year ended December 31, 2021, the Company received net cash proceeds of $665,498 from the convertible note line of credit Granite Peak Resources, LLC established for the Company in 2019 (See Note 6). Management believes that private placements of equity capital and/or additional debt financing will be needed to fund our long-term operating requirements. The Company may also encounter business endeavours that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavours or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

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

Long-Lived Assets

The Company will periodically evaluate the carrying value of long-lived assets to be held and used, including but not limited to, mineral properties, mine tailings, mine dumps, capital assets and intangible assets, when events and circumstances warrant such a review and at least annually. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose. There were no impairment charges during the years ended December 31, 2021 and December 31, 2020.

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

Revenue Recognition and Deferred Revenue

As of December 31, 2021, we have recorded no revenues from custom permitted processing toll milling. If we achieve revenue generation, the Company plans to report such revenues consistent with ASC Topic 606.

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

At December 31, 2021 and 2020, the weighted average shares from stock options was 0 and 65,000, respectively and warrants of 0 and 5,000 and number of equivalent shares of convertible notes payable of 590,387 and 147,207, respectively, were excluded from the diluted weighted average common share calculation due to the antidilutive effect such shares would have on net loss per common share.

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

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at December 31, 2021 and 2020. The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

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

During the year ended December 31, 2021 and through April 14, 2022, there were several new accounting pronouncements issued by the Financial Accounting Standards Board.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of December 31, 2021, through the date which the consolidated financial statements were issued. Based upon the review, other than described in Note 10 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

NOTE 3 – MINING AND MINERAL RIGHTS

The Company is preparing the Tonopah property site for the construction of a permitted custom processing toll milling facility including grading the land, installing fencing and working with contractors for our planned 21,875 square foot building and servicing and drilling various wells for our future operations.

The Company has continued to assess the realizability of its mining and mineral rights. Based on an assessment the Company conducted during 2021, the Company decided the combined carrying value of its land, mineral rights and water rights of $3,883,524 was fairly stated and not exposed to impairment.

NOTE 4 – Senior Secured Promissory Note - related party

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

The outstanding principal balance on the Secured Note was $2,229,187 as of both December 31, 2021 and 2020, with related accrued interest of $1,509,542 and $1,329,303, respectively. In March 2019, Pure Path’s interest was acquired by Granite Peak Resources, LLC. The Secured Note is in default.

NOTE 5 – PROMISSORY NOTES PAYABLE – RELATED PARTY

On February 11, 2015, the Company issued an unsecured promissory note (the “TG Note”) to Tina Gregerson Family Properties, LLC, an entity controlled by a former director of the Company. The TG Note for up to $750,000, was provided in tranches. Maturity of each tranche is one year from the date of receipt. Under the terms of the TG Note, the Company received $200,000 on February 11, 2015, $48,000 on February 13, 2015, $50,000 on April 13, 2015, $150,000 on July 31, 2015, $2,500 on October 20, 2015, $12,000 on October 29, 2015 and $15,000 on November 4, 2015. Interest accrues at 8% per annum on each tranche. Accrued interest was $258,637 and $220,029 as of December 31, 2021 and 2020, respectively. The TG Note is in default and was purchased from Ms. Gregerson by Granite Peak Resources, LLC, the Company’s majority shareholder in September 2021.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

On March 16, 2020 the Company executed a Line of Credit (“LOC”) with GPR, related party, evidenced by a promissory note. The LOC is for up to $2,500,000, matures over three years and may be increased by up to another $1,000,000 and extended an additional two years, respectively, at GPR’s sole option. The LOC is for funding operating expenses critical to the Company’s redirection and all requests for funds may be approved or disapproved in GPR’s sole discretion. The LOC bears interest at 10% per annum, is convertible into shares of the Company’s common stock at a per share price of $0.04 based on the last closing sale price on the date of execution and will be secured by the real and personal property GPR already has under lien. During the year ended December 31, 2020 GPR, advanced $206,022 pursuant to the LOC in direct payments on the Company’s behalf, to reduce certain accounts payable. At December 31, 2021, the balance due GPR under the LOC is $885,095 principal and $77,132 accrued interest.

After the foregoing activity, there was $989,095 of principal and $185,831 of accrued interest outstanding on convertible debentures at December 31, 2021. Included in the foregoing year-end balances was a pre-existing convertible note in default held by a non-affiliate third party with a principal balance of $100,000 and accrued interest which GPR purchased in September 2021.

NOTE 7 – SHAREHOLDERS’ DEFICIT

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

Common Stock

Common Stock issued on exercise of stock option

None.

Sale of Common Stock

None.

Option Grants

The following tables summarize information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price
Options outstanding - December 31, 2019	561,524	$53.50
Granted	—	—
Cancelled or expired	441,524	47.50
Exercised	55,000	46.00
Options outstanding –December 31, 2020	65,000	$53.50
Granted	—	—
Cancelled or expired	65,000	53.50
Exercised	—	—
Options outstanding –December 31, 2021	-0-	$—

There are no unvested options as of December 31, 2021.

Common Stock Purchase Warrants

For warrants granted to non-employees in exchange for services, the Company recorded the fair value of the equity instrument using the Black-Scholes pricing model unless the value of the services is more reliably measurable.

The following table summarizes information about the Company’s stock purchase warrants outstanding and exercisable at December 31, 2021 and December 31, 2020:

	Number	Weighted Average Exercise Price	Range of Exercise Price	Weighted Remaining Contractual Life
Outstanding at December 31, 2019	97,313	$42.00	$10.00 – 62.50	1.5 years
Granted	—
Cancelled or expired	54,654	38.00	10.00-44.50	0.5
Exercised	37,659	44.50	44.50	—
Outstanding at December 31, 2020	5,000	$61.50	$61.50	1.0 years
Granted	—
Cancelled or expired	5,000	61.50	$61.50	1.0 years
Exercised	—	—	—	—
Outstanding at December 31, 2021	-0-	$—	$—	—

The aggregate intrinsic value of the outstanding and exercisable warrants at December 31, 2021 and 2020, respectively, was $0. The intrinsic value is the difference between the closing stock price on December 31, 2021 and 2020 and the exercise price, multiplied by the number of in-the-money warrants had all warrant holders exercised their warrants on December 31, 2021 and 2020.

Reverse Stock Split of Common Stock

Effective May 18, 2021, the Company effected a reverse stock split of the outstanding Common Stock on the basis of one share for every fifty shares currently issued and outstanding.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Legal Matters

Stephen E. Flechner v. Standard Metals Processing, Inc.

On April 29, 2014, Stephen E. Flechner filed suit in the United States District Court for the District of Colorado against Standard Metals Processing, Inc. alleging that Standard Metals had refused to allow him to exercise stock options granted to him pursuant to a Stock Option Agreement, dated April 1, 2010, and a second Stock Option Agreement, dated January 21, 2011. On June 12, 2014, Standard Metals filed an Answer and a Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division . On January 16, 2015, Standard Metals filed a Motion for Summary Judgment. On January 23, 2015, the Court issued an Order granting in part and denying in part Standard Metals’ Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the United States District Court for the Northern District of Alabama, Middle Division. The Court in its Order stayed further proceedings in Colorado pending the issuance of orders by the Alabama court. Thereafter, on January 26, 2015, the Court issued an Order vacating the February 20, 2015 Trial Preparation Conference and the March 9, 2015 Bench Trial. On March 23, 2015, the Court issued an Order denying Standard Metals’ Motion for Summary Judgment. On March 30, 2015, Flechner filed a Motion to Lift the Stay. On March 31, 2015, the Court issued an Order granting Flechner’s Motion to Lift the Stay. On April 6, 2015, the Court issued an Order scheduling a Bench Trial for July 29, 2015. On April 9, 2015, Flechner filed a Motion for Reconsideration of the Court’s March 23, 2015 Order Denying Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On May 1, 2015, the Court issued an Order Granting Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On August 12, 2015 the United Stated District Court for the District of Colorado issued a judgment in favor of Stephen E. Flechner for $2,157,000. An amended final judgment was ordered in adjudication of the Complaint by the U.S. District Court for the District of Colorado (the “Court”) on August 28, 2015 in favor of Flechner in the amount of $2,157,000, plus interest through the date of judgment of $235,246, plus interest of $472.76/day from August 28, 2015 until paid in full. The Company, in good faith anticipation of a settlement did not appeal the judgment and therefore, the Company’s notice of appeal was dismissed on November 17, 2015. This judgment is now non-appealable.  The Company has recognized the daily interest due from the date of the August 28, 2015 judgment through December 31, 2021, totaling $1,138,933, resulting in a total amount of $3,531,179 being included in the Accrual for settlement of lawsuits relating to this matter in the accompanying December 31, 2021 consolidated balance sheet.

On November 29, 2021 the Company was notified that its majority shareholder, Granite Peak Resources, LLC, had executed definitive documents with Stephen Flechner to acquire his judgment against the Company. Documents have been filed with the Court to reflect this acquisition.

NOTE 9 - INCOME TAXES

The components of income tax expense for the years ended December 31, 2021 and 2020 consist of the following:

	2021	2020
Current tax provision	$—	$—
Deferred tax benefit	(237,000)	(103,000)
Valuation allowance	237,000	103,000
Total income tax provision	$—	$—

Reconciliations between the statutory rate and the effective tax rate for the years ended December 31, 2021 and 2020 consist as follows:

	2021	2020
Federal statutory tax rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	0%	0%
Permanent differences	—	—%
Valuation allowance	21.0%	21.0%
Effective tax rate	—	—

Significant components of the Company’s deferred tax assets as of December 31, 2021 and 2020 are summarized below. The calculations presented below at December 31, 2021 reflect the new U.S. federal statutory corporate tax rate of 21% effective January 1, 2018 (see Note 2).

	2021	2020
Deferred tax assets:
Net operating loss carry forwards	$7,588,000	$7,248,000
Impairment of assets	6,941,000	6,941,000
Stock based compensation	2,228,000	2,228,000
Loss on settlement of debt	32,000	32,000
Total deferred tax asset	16,789,000	16,449,000
Valuation allowance	(16,789,000)	(16,449,000)
	$—	$—

As of December 31, 2021, the Company had approximately $105,000,000 of federal net operating loss carry forwards. These carry forwards, if not used, will begin to expire in 2028. Future utilization of their net operating loss carry forwards is subject to certain limitations under Section 382 of the Internal Revenue Code. The Company believes that the issuance of their common stock in exchange for the Shea Mining and Milling properties in March of 2011 resulted in an “ownership change” under the rules and regulations of Section 382. Accordingly, the Company’s ability to utilize their net operating losses of $69,000,000 generated prior to this date is limited to approximately $1,000,000 annually.

As of December 31, 2021, we do not believe any of our net operating loss carry forward consists of deductions generated by the exercise of warrants or options to purchase our stock. In the future, the stock options referenced in the above table of deferred tax items may be exercised and we may receive a tax deduction. To the extent that the tax deduction is included in a net operating loss carry forward and is in excess of amounts recognized for book purposes, no benefit will be recognized until the loss carry forward is recognized. Upon utilization and realization of the carry forward, the corresponding change in the deferred asset and valuation allowance will be recorded as additional paid-in capital.

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

NOTE 10 - SUBSEQUENT EVENTS

On January 10, 2022, Standard Metals Processing, Inc. (the “Company”) executed a definitive agreement to acquire a controlling interest in Sustainable Metal Solutions, LLC (“SMS”). Closing of the acquisition of SMS is subject to due diligence. The purchase price for the controlling interest of SMS will be determined based on the price of SMPR common stock on the date of Closing, such date to be decided by the Parties in good faith after all conditions precedent are met. The Company will file a registration statement with the Securities and Exchange Commission (“SEC”) covering all shares of common stock issued in connection with this transaction. SMS is an American multi-company environmental development platform focused on producing carbon neutral precious metals and minerals thereby driving American mineral independence while revitalizing the environment and minimizing the impacts of climate change.