Form 10-Q
period 2022-03-31
Standard Metals Processing, Inc.
filed 2022-05-06
CIK 773717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition from _______to _______________

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

As of May 4, 2022, there were 2,674,530 shares of common stock outstanding which is the Registrant’s only class of voting stock.

Documents incorporated by reference: None

STANDARD METALS PROCESSING, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2022

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain statements which are forward-looking in nature and are based on the current beliefs of our management as well as assumptions made by and information currently available to management, general trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this Form 10-Q, the words “may,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict” and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. These statements reflect our judgment as of the date of this Form 10-Q with respect to future events, the outcome of which is subject to risks. We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectations, which may have a significant impact on our business, operating results, financial condition or your investment in our common stock, as described in Part II, Item 1A entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on April 14, 2022.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STANDARD METALS PROCESSING, INC.

CONDENSED Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$1,972	$2,363
Total current assets	1,972	2,363
Mining and mineral rights	3,883,524	3,883,524
Total Assets	$3,885,496	$3,885,887

Liabilities and Shareholders’ Deficit
Current liabilities:
Senior secured promissory note payable, related party	$2,229,187	$2,229,187
Promissory notes payable - related party	477,500	477,500
Convertible notes payable - related party	1,109,461	985,094
Accrual for settlement of lawsuits	3,593,073	3,531,179
Accounts payable	1,147,751	1,147,751
Accrued interest - Related party $1,988,525 and $1,925,233 at March 31, 2022 and December 31, 2021	3,049,864	2,929,060
Total current liabilities	11,606,836	11,299,771

Commitments and Contingencies (Note 6)

Preferred stock, 50,000,000 shares authorized:
Series A, $.001 par value, 10,000,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	10,000,000	10,000,000

Shareholders’ deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized: 2,674,530 issued and outstanding at March 31, 2022 and December 31, 2021	2,674	2,674
Additional paid-in capital	88,061,298	88,061,298
Accumulated deficit	(105,785,312)	(105,477,856)
Total shareholders’ deficit	(17,721,340)	(17,413,884)

Total Liabilities and Shareholders’ Deficit	$3,885,496	$3,885,887

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	March 31, 2022	March 31, 2021

Revenues	$—	$—

Operating expenses:
General and administrative	126,857	342,697
Total operating expenses	126,857	342,697
Loss from operations	(126,857)	(342,697)

Other income (expense):
Other income	2,099	2,099
Derecognition of debt	---	22,523
Interest expense	(182,698)	(163,473)
Total other expense	(180,599)	(138,851)
Loss before income tax provision	(307,456)	(481,548)
Income tax provision	—	—
Net loss	$(307,456)	$(481,548)

Basic net loss per common share	$(0.11)	$(0.18)

Basic weighted average common shares outstanding	2,674,530	2,672,807

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three months ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net loss	$(307,456)	$(481,548)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Gain on derecognition of certain accounts payable	---	22,523
Expenses paid directly by related party	124,367	365,011
Changes in operating assets and liabilities -
Accounts payable	---	(69,032)
Accrued expenses	120,804	120,925
Accrual for settlement of lawsuits	61,894	42,548
Net cash provided by (used in) operating activities	(391)	427
Cash flows from investing activities:	—	—
Cash flows from financing activities:
Proceeds from convertible debentures	---	---
Net cash provided by financing activities	---	---

(Decrease) Increase in cash	(391)	427
Cash, beginning of period	2,363	1,199
Cash, end of period	$1,972	$1,626

Supplemental cash flow disclosures
Advances from related party to pay expenses on Company’s behalf	$124,367	$365,011

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND

THE THREE MONTHS ENDED MARCH 31, 2021

	Common Stock			Accumulated
	Shares	Amount	APIC	Deficit	Total
Balance at December 31, 2021	2,674,530	$2,674	$88,061,298	$(104,350,402)	$(16,286,430)

Net loss three months ended March 31, 2021	---	---	---	(481,548)	(481,548)
Balance at March 31, 2021	2,674,530	2,674	88,061,298	(104,831,950)	(16,767,978)

Balance at December 31, 2021	2,674,530	2,674	88,061,298	(105,477,856)	(17,413,884)

Net loss three months ended March 31, 2022	---	---	---	(307,456)	(307,456)
Balance at March 31, 2022	2,674.530	$2,674	$88.061,298	$(105.785.312)	$(17,721,340)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

STANDARD METALS PROCESSING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2022, the Company had a net loss of $307,456. At March 31, 2022, the Company had an accumulated deficit of $105,785,312 and a working capital deficit of $11,604,864. Additionally, all of the Company’s assets are under lien pursuant to a First Deed of Trust and UCC filings; and 100% of the common stock of the Company’s subsidiary Aurielle Enterprises, Inc. (“AE”), and that of its wholly owned subsidiaries Tonopah Custom Processing, Inc., (“TCP”) and Tonopah Resources, Inc. (“TR”) has been pledged in favor of Granite Peak Resources, LLC (“GPR”), a related party, whose secured Note is in default. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on their ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the three months ended March 31, 2022, a related party advanced $124,367 from the convertible note line of credit GPR also established for the Company in 2020 (See Note 4).

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2021 filed April 14, 2022. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year as a whole.

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

Impairment of Long-Lived Assets and Long-Lived Assets

The Company will periodically evaluate the carrying value of long-lived assets to be held and used, including but not limited to, mineral properties, mine tailings, mine dumps, capital assets and intangible assets, when events and circumstances warrant such a review and at least annually. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposition.

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

Revenue Recognition and Deferred Revenue

As of March 31, 2022, the Company has not recognized any revenues from custom permitted processing toll milling. If we achieve revenue generation, the Company plans to report such revenues consistent with ASC Topic 606.

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

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at March 31, 2022 and December 31, 2021. The Company recognizes interest and penalties due on unrecognized tax benefits as well as interest receivable from favorable tax settlements within income tax expense.

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

Recent Accounting Standards

During the period ended March 31, 2022, and through the date of this filing, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

NOTE 3 – MINING AND MINERAL RIGHTS

The Company is preparing the Tonopah property site for the construction of a permitted custom processing toll milling facility including grading the land, installing fencing, and working with contractors for our planned 21,875 square foot building and servicing and drilling various wells for our future operations.

The Company has continued to assess the realizability of its mining and mineral rights. Based on an assessment the Company conducted in January 2022, the Company believes the carrying value of the rights recorded on its books is not impaired. However, the Company determined that its land, mineral rights, and water rights pf $3,883,524 was fairly stated and not exposed to impairment.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

On March 16, 2020 the Company executed a Line of Credit (“LOC”) with Granite Peak Resources, LLC (“GPR”), a related party, evidenced by a convertible promissory note. The LOC is for up to $2,500,000, matures over three years and may be increased by up to another $1,000,000 and extended an additional two years at GPR’s sole option. The LOC is for funding operating expenses critical to the Company’s basic operations and redirection and all requests for funds may be approved or disapproved in GPR’s sole discretion. The LOC bears interest at 10% per annum, is convertible into shares of the Company’s common stock at a per share price of $1.65 and is secured by the real and personal property of the Company and its subsidiaries, and the subsidiaries’ stock GPR already has under lien (See Note 7). During the three months ended March 31, 2022 and year ended December 31, 2021, GPR advanced $124,367 and $665,497, respectively, pursuant to the LOC in direct payments on the Company’s behalf, to fund certain operating expenses and reduce certain accounts payable. At March 31, 2022 and December 31, 2021 the balance due GPR under the LOC is $1,009,461and $885,094 principal and $99,164 and $77,172 accrued interest, respectively.

Advances by GPR to pay directly certain operating expenses and reduce certain accounts payable on the Company’s behalf have been included in the convertible promissory issued by the Company in connection with the LOC and classified accordingly in the accompanying consolidated condensed financial statements.

Including the foregoing advances under the LOC, there was $1,109,461 of principal and $181,225 of accrued interest outstanding on convertible debentures at March 31, 2022. Included in the foregoing year-end balances was a pre-existing convertible note in default held by a non-affiliate third party with a principal balance of $100,000 and accrued interest which GPR purchased in September 2021.

NOTE 5 – SHAREHOLDERS’ DEFICIT

Common Stock - Option Grants

The Company recorded no compensation expense for the three months ended March 31, 2022 and 2021. As of March 31, 2022, there was $0 in unrecognized compensation expense.

The Company did not grant any options during the three months ended March 31, 2022, none expired, and none were cancelled. There are no unvested options as of March 31, 2022.

For warrants granted to non-employees in exchange for services, the Company recorded the fair value of the equity instrument using the Black-Scholes pricing model unless the value of the services is more reliably measurable.

The Company did not grant any warrants during the three months ended March 31, 2022 and no warrants were exercised, 5,000 expired, and none were cancelled. At March 31, 2021 there were 5,000 warrants outstanding, with exercise prices of $56.00, a weighted exercise price of $56.00 and a weighted remaining contractual life of 0.9 years.

The aggregate intrinsic value of the 5,000 outstanding and exercisable warrants at March 31, 2022 and December 31, 2021 was $0. The intrinsic value is the difference between the closing stock price on March 31, 2022 and December 31, 2021, and the exercise price, multiplied by the number of in-the-money warrants had all warrant holders exercised their warrants on March 31, 2022 or March 31, 2021.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Legal Matters

Stephen E. Flechner v. Standard Metals Processing, Inc.

On April 29, 2014, Stephen E. Flechner filed suit in the United States District Court for the District of Colorado against Standard Metals Processing, Inc. alleging that the Company had refused to allow him to exercise stock options granted to him pursuant to a Stock Option Agreement, dated April 1, 2010, and a second Stock Option Agreement, dated January 21, 2011. On June 12, 2014, the Company filed an Answer and a Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the U.S. District Court for the Northern District of Alabama, Middle Division. On January 16, 2015, the Company filed a Motion for Summary Judgment. On January 23, 2015, the Court issued an Order granting in part and denying in part the Company’s Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the U.S. District Court for the Northern District of Alabama, Middle Division. The Court in its Order stayed further proceedings in Colorado pending the issuance of orders by the Alabama court. Thereafter, on January 26, 2015, the Court issued an Order vacating the February 20, 2015 Trial Preparation Conference and the March 9, 2015 Bench Trial. On March 23, 2015, the Court issued an Order denying the Company’s Motion for Summary Judgment. On March 30, 2015, Flechner filed a Motion to Lift the Stay. On March 31, 2015, the Court issued an Order granting Flechner’s Motion to Lift the Stay. On April 6, 2015, the Court issued an Order scheduling a Bench Trial for July 29, 2015. On April 9, 2015, Flechner filed a Motion for Reconsideration of the Court’s March 23, 2015 Order Denying Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On May 1, 2015, the Court issued an Order Granting Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On August 12, 2015 the U.S. District Court for the District of Colorado issued a judgment in favor of Stephen E. Flechner for $2,157,000. An amended final judgment was ordered in adjudication of the Complaint by the U.S. District Court for the District of Colorado (the “Court”) on August 28, 2015 in favor of Flechner in the amount of $2,157,000, plus interest through the date of judgment of $235,246, plus interest of $472.76/day from August 28, 2015 until paid in full. The Company, in good faith anticipation of a settlement did not appeal the judgment and therefore, the Company’s notice of appeal was dismissed on November 17, 2015. This judgment is now non-appealable. The Company has recognized the daily interest due from the date of the August 28, 2015 judgment through March 31, 2022, totaling $1,181,481 resulting in a total amount of $3,573,727 being included in the Accrual for settlement of lawsuits relating to this matter in the accompanying March 31, 2022 condensed consolidated balance sheet.

On November 29, 2021 the Company was notified that its majority shareholder, Granite Peak Resources, LLC, had executed definitive documents with Stephen Flechner to acquire his judgment against the Company. Documents have been filed with the Court to reflect this acquisition.

NOTE 7 – related party TRANSACTIONS

During March 2019, the Company was informed that a change of control of the Company had occurred. Granite Peak Resources, LLC, through its members, including Pure Path Capital Management LLC (“GPR”) acquired 1,389,289 shares of common stock (including 90,000 warrants to purchase common stock). The members transferred their shares of common stock of the Company in exchange for a pro-rata ownership interest in GPR and are listed in the Schedule 13D filed by GPR on March 29, 2019. Since March 2019, through March 31, 2022, GPR and its members, through several unsolicited transactions purchased another 43,206 shares of common stock. GPR has not communicated to the Company any plans to change any of the current officers or directors or governing documents. GPR has expressed the purpose of its acquisition is to assist the Company in resolving its current obligations and claims, as a critical step in determining its future business plans.

GPR also acquired the senior secured creditor position previously held by Pure Path Capital Group LLC (the “Secured Note”), which includes a $2,500,000 first deed of trust on the Tonopah property and an outstanding promissory note with a principal balance of $2,229,187 as of both March 31, 2022 and December 31, 2021, and related accrued interest of $1,554,086 and $1,509,542, respectively. The Secured Note is securitized by all the Company’s tangible or intangible assets, already or hereinafter acquired, including but not limited to machinery, inventory, accounts receivable, cash, computers, hardware, land and mineral rights, etc., and all of the outstanding shares of the Company’s subsidiary AE and its subsidiaries TCP and TR which are held in Pledge by GPR’s Nevada counsel. The outstanding principal balance on the Secured Note of $2,229,187 together with related accrued interest of $1,554,086 at March 31, 2022 is in default.

As further detailed in Note 4, in March 2020, the Company executed a Line of Credit (“LOC”) with GPR, a related party, evidenced by a 10% convertible promissory note. The LOC is for up to $2,500,000, matures over three years and may be increased by up to another $1,000.000 and extended an additional two years, respectively at GPR’s sole option. As the LOC, like the Secured Note, is secured by all the Company’s assets including a pledge of 100% of its subsidiaries’ stock. As such, the LOC’s outstanding balance and accrued interest increase the amount of secured debt owned by GPR.

On February 11, 2015, the Company issued an unsecured promissory note (the “Note”) to Tina Gregerson Family Properties, LLC, an entity controlled by a former director of the Company. The Note for up to $750,000 was provided in tranches. Maturity of each tranche is one year from the date of receipt. Interest accrues at 8% per annum on each tranche. Under the terms of the Note, the Company received $477,500. At March 31, 2022 and December 31, 2021, accrued interest on the Note is $268,178 and $258,637, respectively. The TG Note is in default and was purchased from Ms. Gregerson by Granite Peak Resources, LLC, the Company’s majority shareholder in September 2021. The TG Note is in default and was purchased from Ms. Gregerson by Granite Peak Resources, LLC, the Company’s majority shareholder in September 2021.

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

At March 31, 2022 and December 31, 2021, the weighted average shares from no stock options or warrants outstanding and Convertible Promissory note equivalent shares of 679,177, and 590,387, respectively were excluded from the diluted weighted average common share calculation, due to the antidilutive effect such shares would have on net loss per common share.

NOTE 9 – EXECUTORY ACQUISITION AGREEMENT

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis of financial condition and results of operations should be read in connection with the accompanying unaudited condensed financial statements and related notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on April 14, 2021.

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

Results of Operation

Comparison of Three Months Ended March 31, 2022 to Three Months Ended March 31, 2021

Revenues

We had no revenues from any operations for the three months ended March 31, 2022 and 2021. Furthermore, we do not anticipate any significant future revenue until we have sufficiently funded construction and begin operations.

General and Administrative Expenses

General and administrative expenses were $126,857 for the three months ended March 31, 2022, as compared to $342,697 for the same period in 2021. The decrease for the three months ended March 31, 2022, was principally a result of a reduction in engineering and development expenses necessary with evaluating future uses of the Company’s property. In the three months ended March 31, 2021, the $342,697 of administrative expenses resulted in the substantial completion of that effort. We anticipate that operating expenses will increase for fiscal 2022 as we continue to assess the Company’s future.

Other Income and Expenses

We receive monthly lease payments of from American Tower Corporation for a cellular tower located on our Tonopah land. As such Other Income for the three months ended March 31, 2022, was $2,099 compared to $2,099 for the respective period in 2021. Additionally, gain on derecognition of debt for the three months ended March 31, 2021 of $22,523was not reproduceable in the current period.

Interest expense for the three months ended March 31, 2022, was $182,698, compared to $163,473 for the same period in 2021. The increase of $19,225 in the current period was consistent with the balances of debt between periods.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements through increases in convertible debt pursuant to our LOC during the three months ended March 31, 2022 and 2021. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had a working capital deficit of $11,604,864 at March 31, 2022. Cash was $1,972 at March 31, 2022, as compared to cash of $2,363 at December 31, 2021.

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

Recent Financings

On March 16, 2020, the Company executed a Line of Credit (“LOC”) with GPR, a related party, evidenced by a convertible promissory note. The LOC is for up to $2,500,000, matures over three years, bears interest at 10% per annum, is convertible into shares of the Company’s common stock at a per share price of $1.65, and is secured by the real and personal property of the Company and its subsidiaries and pledged securities GPR already has under lien. The LOC is for funding operating expenses critical to the Company’s basic operations and redirection and all requests for funds may be approved or disapproved in GPR’s sole discretion.

During the three months ended March 31, 2022, GPR advanced $124,367 to pay directly on the Company’s behalf, certain administrative costs as well as engineering and development expenses to assess the future uses of the Company’s real property. During the three months ended March 31, 2021. GPR advanced $365,012 which it used to pay directly certain of the Company’s providers of administrative expenses. The advances were made by GPR, a related party, pursuant to the terms of our LOC.

Going Concern

The condensed consolidated financial statements contained in this quarterly report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through the period ended March 31, 2022, of $105,785,312 and a working capital deficit of $11,604,864, as well as negative cash flows from operating activities. Presently, the Company does not have sufficient cash resources to meet its debt obligations in the twelve months following the date of this filing. In addition, virtually all of the Company’s assets are encumbered or pledged under senior secured debt that is in default. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives to finance its capital requirements, as well as for general and administrative expenses. These alternatives include raising funds through public or private equity markets and either through institutional or retail investors. Although there is no assurance that the Company will be successful with its fund-raising initiatives, management believes that the Company will be able to secure the necessary financing providing it is successful in resolving its liabilities and other claims with its unsecured creditors and GPR’s assistance.

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

Working Capital Deficiency

	March 31, 2022	December 31, 2021
Current assets	$1,972	$2,363
Current liabilities	11,606,836	11,299,771
Working capital deficiency	$(11,604,864)	$(11,297,408)

The balance and components of current assets are consistent between periods. The increase in current liabilities is primarily due to accrual of interest on settlement of lawsuits, creditor claims, and notes due related parties.

Cash Flows

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in) operating activities	$(391)	$427
Net cash provided by financing activities	---	---
Increase (Decrease) in cash	$(391)	$427

Operating Activities

Net cash (used in) provided by operating activities was ($391) and $427 for the three months ended March 31, 2022 and 2021, respectively. Cash was provided by operating activities during both periods primarily due to payments advanced under the LOC for operating expenses offset by net increases in accrued liabilities.

Financing Activities

For the three months ended March 31, 2022, net cash provided by financing activities was $-0-. For the three months ended March 31, 2021, net cash provided by financing activities was also $0.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2022, we did not engage in any off-balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the three months ended March 31, 2022 and in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

Impairment of Long-lived Assets

We review our property and mining and mineral rights subject to amortization and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset class may not be recoverable. Indicators of potential impairment include: an adverse change in legal factors or in the business climate that could affect the value of the asset; an adverse change in the extent or manner in which the asset is used or is expected to be used, or in its physical condition; and current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of the asset. If indicators of impairment are present, the asset is tested for recoverability by comparing the carrying value of the asset to the related estimated undiscounted future cash flows expected to be derived from the asset. If the expected cash flows are less than the carrying value of the asset, then the asset is considered to be impaired and its carrying value is written down to fair value, based on the related estimated discounted cash flows. During the year ended December 31, 2018, we combined the carrying value of our mining and mineral assets as they are inseparable and depend upon each other in value creation. See Note 3. There were no impairment charges in the three months ended March 31, 2022.

Recent Accounting Standards

During the three months ended March 31, 2022 and through the date of this filing, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer and Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2022 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Stephen E. Flechner v. Standard Metals Processing, Inc.

On April 29, 2014, Stephen E. Flechner filed suit in the United States District Court for the District of Colorado against Standard Metals Processing, Inc. alleging that the Company had refused to allow him to exercise stock options granted to him pursuant to a Stock Option Agreement, dated April 1, 2010, and a second Stock Option Agreement, dated January 21, 2011. On June 12, 2014, the Company filed an Answer and a Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the U.S. District Court for the Northern District of Alabama, Middle Division. On January 16, 2015, the Company filed a Motion for Summary Judgment. On January 23, 2015, the Court issued an Order granting in part and denying in part the Company’s Motion to Dismiss or, Alternatively, to Stay or Transfer the action to the U.S. District Court for the Northern District of Alabama, Middle Division. The Court in its Order stayed further proceedings in Colorado pending the issuance of orders by the Alabama court. Thereafter, on January 26, 2015, the Court issued an Order vacating the February 20, 2015 Trial Preparation Conference and the March 9, 2015 Bench Trial. On March 23, 2015, the Court issued an Order denying the Company’s Motion for Summary Judgment. On March 30, 2015, Flechner filed a Motion to Lift the Stay. On March 31, 2015, the Court issued an Order granting Flechner’s Motion to Lift the Stay. On April 6, 2015, the Court issued an Order scheduling a Bench Trial for July 29, 2015. On April 9, 2015, Flechner filed a Motion for Reconsideration of the Court’s March 23, 2015 Order Denying Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On May 1, 2015, the Court issued an Order Granting Flechner’s Motion to Enforce the Confidential Settlement Agreement to Settle Certain Issues. On August 12, 2015 the U.S. District Court for the District of Colorado issued a judgment in favor of Stephen E. Flechner for $2,157,000. An amended final judgment was ordered in adjudication of the Complaint by the U.S. District Court for the District of Colorado (the “Court”) on August 28, 2015 in favor of Flechner in the amount of $2,157,000, plus interest through the date of judgment of $235,246, plus interest of $472.76/day from August 28, 2015 until paid in full. The Company, in good faith anticipation of a settlement did not appeal the judgment and therefore, the Company’s notice of appeal was dismissed on November 17, 2015. This judgment is now non-appealable. The Company has recognized the daily interest due from the date of the August 28, 2015 judgment through March 31, 2022, totaling $1,181,481, resulting in a total amount of $3,573,727 being included in the Accrual for settlement of lawsuits relating to this matter in the accompanying March 31, 2022 condensed consolidated balance sheet.

On November 29, 2021 the Company was notified that its majority shareholder, Granite Peak Resources, LLC, had executed definitive documents with Stephen Flechner to acquire his judgment against the Company. Documents have been filed with the Court to reflect this acquisition.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item. We note, however, that an investment in our common stock involves a number of very significant risks. Investors should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended December 31, 2021 as filed with SEC on April 14, 2022, in addition to other information contained in such Annual Report and in this Quarterly Report on Form 10-Q, in evaluating the Company and our business before purchasing shares of our common stock. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Accounting Officer
(101)*	Interactive Data Files
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD METALS PROCESSING, INC.

By:	/s/ J. Bryan Read
J. Bryan Read
Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2022

By:	/s/ Sharon Ullman
Sharon Ullman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: May 6, 2022