Form 10-Q
period 2022-09-30
American Clean Resources Group, Inc.
filed 2022-11-08
CIK 773717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such fi les).). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an “emerging growth company”. See the definitions of “large, accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large, accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act: ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 7, 2022, there were 2,674,530 shares of common stock outstanding which is the Registrant’s only class of voting stock.

Documents incorporated by reference: none

AMERICAN CLEAN RESOURCES GROUP, INC.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN CLEAN RESOURCES GROUP, INC.

CONDENSED Consolidated Balance Sheets

(Unaudited)

	September 30, 2022	December 31, 2021

Assets
Current assets:
Cash	$849	$2,363

Total current assets	849	2,363

Mining and mineral rights	3,883,524	3,883,524

Total Assets	$3,884,373	$3,885,887

Liabilities and Shareholders’ Deficit
Current liabilities:
Senior secured promissory note payable, related party	$2,229,187	$2,229,187
Promissory notes payable - related party	477,500	477,500
Convertible notes payable - related party	1,380,590	985,094
Accrual for settlement of lawsuits - related party	3,679,588	3,531,179
Accounts payable	1,191,368	1,147,751
Accrued interest - Related party $2,171,666 and $1,925,233 at September 30, 2022 and December 31, 2021	3,338,655	2,929,060
Total current liabilities	12,296,888	11,299,771

Commitments and Contingencies (Note 6)

Preferred stock, 110,000,000 shares authorized:
Series A, $.001 par value: 10,000,000 issued and outstanding at September 30, 2022 and December 31, 2021	10,000,000	10,000,000

Shareholders’ deficit:
Common stock, $0.001 par value, 1,000,000,000 shares authorized: 2,674,530 issued and outstanding at September 30, 2022 and December 31, 2021	2,674	2,674
Additional paid-in capital	88,061,298	88,061,298
Accumulated deficit	(106,476,487)	(105,477,856)
Total shareholders’ deficit	(18,412,515)	(17,413,884)

Total Liabilities and Shareholders’ Deficit	$3,884,373	$3,885,887

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN CLEAN RESOURCES GROUP, INC.

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended				Nine Months Ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
Revenues	$	---	$	---	$	---	$	---

Operating expenses:
General and administrative		150,355		101,090		462,061		595,415

Total operating expenses		150,355		101,090		462,061		595,415
Loss from operations		(150,355)		(101090)		(462,061)		(595,415)

Other income (expense):
Other income		2,098		2,098		6,296		6,296
Derecognition of debt		15,138		2,421		15,138		29,353
Loss on modification of options and warrants								---
Interest expense, including related party of $244,759 and $158,335 at September 30, 2022 and 2021		(190,345)		(175,197)		(558,004)		(509,449)

Total other expense		(173,109)		(170,678)		(536,570)		(473,800)
Loss before income tax provision		(323,464)		(271,768)		(998,631)		(1,069,215)

Income tax provision		---		---		---		—
Net loss		$(323,464)		$(271,768)		$(998,631)		$(1,069,215)

Basic net loss per common share		$(0.12)		$(0.10)		$(0.37)		$(0.40)

Basic weighted average common shares outstanding		2,674,530		2,674,530		2,674,530		2,674,530

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN CLEAN RESOURCES GROUP, INC.

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net loss	$(998,631)	$(1,069,215)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Gain on derecognition of certain accounts payable	(15,138)	(29,353)
Expenses paid directly by related party	395,496	580,828
Expenses paid directly by exercise of options and warrants		---
Loss on modification of options and warrants		---
Changes in operating assets and liabilities - Prepaid expenses	---	35,447
Accounts payable	58,755	(26,235)
Accrued expenses	409,595	379,386
Accrual for settlement of lawsuits	148,409	130,063
Net cash provided by (used in) operating activities	(1,514)	921

Cash flows from investing activities:	---	---

Cash flows from financing activities:	---	---

Net cash provided by financing activities	---	---

(Decrease) Increase in cash	(1,514)	921
Cash, beginning of period	2,363	1,199
Cash, end of period	$849	$2,237

Supplemental cash flow disclosures
Advances from related party to pay expenses on Company’s behalf	$395,496	$580,828

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN CLEAN RESOURCES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE Nine MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	Common Stock			Accumulated
	Shares	Amount	APIC	Deficit	Total
Balance at December 31, 2020	2,674,530	$2,674	$88,061,298	$(104,350,402)	$(16,286,430)

Net loss nine months ended September 30, 2021	---	---	---	(1,069,215)	(1,069,215)

Balance at September 30, 2021	2,674,530	$2,674	$88,061,298	$(105,419,617)	$(17,355,645)

Balance at December 31, 2021	2,674,530	$2,674	$88,061,298	$(105,477,856)	$(17,413,884)

Net loss nine months ended September 30, 2022	---	---	---	(998,631)	(998,631)

Balance at September 30, 2022	2,674,530	$2,674	$88,061,298	$(106,476,487)	$(18,412,515)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN CLEAN RESOURCES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2022, the Company had a net loss of $998,631. At September 30, 2022, the Company had an accumulated deficit of $106,476,487 and a working capital deficit of $12,296,039. Additionally, all of the Company’s assets are under lien pursuant to a First Deed of Trust and UCC filings; and 100% of the common stock of the Company’s subsidiary Aurielle Enterprises, Inc. (“AE”), and that of its wholly owned subsidiaries Tonopah Custom Processing, Inc., (“TCP”) and Tonopah Resources, Inc. (“TR”) have been pledged in favor of Granite Peak Resources, LLC (“GPR”), a related party, whose secured Note is in default. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the nine months ended September 30, 2022, $395,496 was advanced from the convertible note line of credit GPR established for the Company in 2020 (See Note 4).

Management believes that private placements of equity capital and/or additional debt financing will be needed to fund our long-term operating requirements. The Company may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders would likely be reduced, and such securities might have rights, preferences, or privileges senior to our common stock. Additional financing may not be available on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position, however, if the Company is unable to obtain the necessary capital, the Company may have to cease operations.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2021, filed April 14, 2022. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year as a whole.

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

Revenue Recognition and Deferred Revenue

As of September 30, 2022, the Company has not recognized any revenues from permitted custom processing toll milling. If we achieve revenue generation, the Company plans to report such revenues consistent with ASC Topic 606.

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

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at September 30, 2022 and December 31, 2021. The Company recognizes interest and penalties due on unrecognized tax benefits as well as interest receivable from favorable tax settlements within income tax expense.

Recent Accounting Standards

During the period ended September 30, 2022, and through the date of this filing, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

NOTE 3 – MINING AND MINERAL RIGHTS

The Company is preparing the Tonopah property site for the construction of a permitted custom processing toll milling facility including grading the land, installing fencing, and working with contractors for our planned 21,875 square foot building and servicing and drilling various wells for our future operations.

The Company has continued to assess the realizability of its mining and mineral rights. During 2021, the Company completed substantially all the engineering, test drilling, and independent lab analysis to characterize mineral content of the Company’s tailings which cover approximately 30% of its 1,184 acres. During 2022 the Company’s engineering staff has added to the feasibility study given the value of our water rights and historic use of our property. Based on its continuing assessment of the Company’s property, the Company believes the carrying value of its combined mining and mineral rights, land and water rights of $3,883,524 is fairly stated and not exposed to impairment.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

On March 16, 2020, the Company executed a Line of Credit (“LOC”) with Granite Peak Resources, LLC (“GPR”), a related party, evidenced by a convertible promissory note. The LOC is for up to $2,500,000, matures over three years and may be increased by up to another $1,000,000 and extended an additional two years at GPR’s sole option. The LOC is for funding operating expenses critical to the Company’s basic operations and redirection and all requests for funds may be approved or disapproved in GPR’s sole discretion. The LOC bears interest at 10% per annum, is convertible into shares of the Company’s common stock at a per share price of $1.65 and is secured by the real and personal property of the Company and its subsidiaries, and the subsidiaries’ stock GPR already has under lien (See Note 7). During the nine months ended September 30, 2022, and year ended December 31, 2021, GPR advanced $395,496 and $665,497, respectively, pursuant to the LOC in direct payments on the Company’s behalf, to fund certain operating expenses and reduce certain accounts payable. At September 30, 2022, and December 31, 2021, the balance due GPR under the LOC is $1,280,590 and $885,094 principal and $151,374 and $77,172 accrued interest, respectively.

Advances by GPR to pay directly certain operating expenses and reduce certain accounts payable on the Company’s behalf have been included in the convertible promissory issued by the Company in connection with the LOC and classified accordingly in the accompanying consolidated condensed financial statements.

Including the foregoing advances under the LOC, there was $100,000 of principal and $84,382 of accrued interest outstanding on convertible debentures at September 30, 2022. Included in the foregoing year-end balances was a pre-existing convertible note in default held by a non-affiliate third party with a principal balance of $100,000 and accrued interest which GPR purchased in September 2021.

NOTE 5 – SHAREHOLDERS’ DEFICIT

Common Stock - Option Grants

The Company recorded no compensation expense for the nine months ended September 30, 2022 and 2021. As of September 30, 2022, there was $0 in unrecognized compensation expense.

The Company did not grant any options during the nine months ended September 30, 2022, none expired, and none were cancelled. There are no unvested options as of September 30, 2022.

For warrants granted to non-employees in exchange for services, the Company recorded the fair value of the equity instrument using the Black-Scholes pricing model unless the value of the services is more reliably measurable.

The Company did not grant any warrants during the nine months ended September 30, 2022, and no warrants were exercised, 5000 expired, and none were cancelled. At September 30, 2022, there were 5,000 warrants outstanding, with a weighted exercise price of $56.00 and a weighted remaining contractual life of 0.3 years.

The aggregate intrinsic value of the 5,000 outstanding and exercisable warrants at September 30, 2022, and December 31, 2021 was $0. The intrinsic value is the difference between the closing stock price on September 30, 2022, and December 31, 2021, and the exercise price, multiplied by the number of in-the-money warrants had all warrant holders exercised their warrants on September 30, 2022, or December 31, 2021.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Legal Matters

Stephen E. Flechner v. Standard Metals Processing, Inc.

On April 29, 2014, Stephen E. Flechner filed suit in the United States District Court for the District of Colorado against Standard Metals Processing, Inc. alleging that the Company had refused to allow him to exercise stock options granted to him pursuant to certain Stock Option Agreements. On August 28, 2015, an amended final judgment was ordered in adjudication of the Complaint by the U.S. District Court for the District of Colorado (the “Court”) in favor of Flechner in the amount of $2,157,000, plus interest through the date of judgment of $235,246, plus interest of $472.76/day from August 28, 2015, until paid in full. The Company, in good faith anticipation of a settlement did not appeal the judgment and therefore, the Company’s notice of appeal was dismissed on November 17, 2015. This judgment is now non-appealable. The Company has recognized the daily interest due from the date of the August 28, 2015, judgment through September 30, 2022, totaling $1,392,257 resulting in a total amount of $3,679,588 being included in the Accrual for settlement of lawsuits relating to this matter in the accompanying condensed consolidated balance sheets as of September 30, 2022.

On November 29, 2021, the Company was notified that its majority shareholder, Granite Peak Resources, LLC, had executed definitive documents with Stephen Flechner to acquire his judgment against the Company. Documents have been filed with the Court to reflect this acquisition. As GPR now owns Mr. Flechner’s claim, the Company’s Accrual for Settlement of Lawsuits, and the interest relating thereto, have been reflected as a related party transaction.

NOTE 7 – related party TRANSACTIONS

During March 2019, the Company was informed that a change of control of the Company had occurred. Granite Peak Resources, LLC, through its members, including Pure Path Capital Management LLC (“GPR”) acquired 1,389,289 shares of common stock (including 90,000 warrants to purchase common stock). The members transferred their shares of common stock of the Company in exchange for a pro-rata ownership interest in GPR and are listed in the Schedule 13D filed by GPR on March 29, 2019. Since March 2019, through September 30, 2022, GPR and its members, through several unsolicited transactions purchased another 43,206 shares of common stock. GPR has not communicated to the Company any plans to change any of the current officers or directors or governing documents. GPR has expressed the purpose of its investment is to assist the Company in resolving its current obligations and claims, as a critical step in determining its future business plans.

GPR also acquired the senior secured creditor position previously held by Pure Path Capital Group LLC (the “Secured Note”), which includes a $2,500,000 first deed of trust on the Tonopah property and an outstanding promissory note with a principal balance of $2,229,187 as of both September 30, 2022 and December 31, 2021, and related accrued interest of $1,644,781 and $1,509,542, respectively. The Secured Note is securitized by all the Company’s tangible or intangible assets, already or hereinafter acquired, including but not limited to machinery, inventory, accounts receivable, cash, computers, hardware, land, mineral, and water rights, etc., and all of the outstanding shares of the Company’s subsidiary AE and its subsidiaries TCP and TR which are held in Pledge by GPR’s Nevada counsel. The outstanding principal balance on the Secured Note of $2,229,187 together with related accrued interest of $1,644,781 at September 30, 2022, are in default.

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

On February 11, 2015, the Company issued an unsecured promissory note (the “TG Note”) to Tina Gregerson Family Properties, LLC, an entity controlled by a former director of the Company. The TG Note for up to $750,000 was provided in tranches. Maturity of each tranche is one year from the date of receipt. Interest accrues at 8% per annum on each tranche. Under the terms of the TG Note, the Company received $477,500. At September 30, 2022 and December 31, 2021, accrued interest on the Note is $289,455 and $258,588, respectively. The TG Note is in default and was purchased from Ms. Gregerson by Granite Peak Resources, LLC, the Company’s majority shareholder in September 2021.

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

At both September 30, 2022, and December 31, 2021, the share equivalent of the assumed exercise of stock options or warrants outstanding was 5,000 shares. At September 30, 2022, and December 31, 2021, the share equivalent of the assumed conversion of our convertible notes and accrued interest was 875,232 and 590,387 shares, respectively, The foregoing share equivalents were excluded from the diluted weighted average common share calculation due to the antidilutive effect such shares would have on net loss per common share.

NOTE 9 – SUBSEQUENT EVENTS

The Company previously disclosed its execution of a definitive agreement on January 10, 2022 to acquire Sustainable Metal Solutions, LLC, a related party, and its subsidiaries (the “SMS Group”). The SMS Group is active in the exploration and advancement of mining rights to metals and minerals that may be refined and marketed using the most efficient and sustainable sources of clean energy and operating methods to promote clean land, clean water, and clean air conservation. The SMS Group is working with technologies to extract valuable metals and minerals efficiently and responsibly, both by mining them from their original underground state and by processing them from historically abandoned mine tailings containing substantial amounts of valuable metals and minerals.

The SMS Group brings the capital and management experience necessary to not only commence the processing of the vast amount of mine tailings located on the Company’s Nevada property but also develop the Company’s property for utilization of its location in and geographically strategic access to the Solar Energy Zone, as well as optimizing the value of the water rights controlled by the Company.

As previously disclosed in connection with the acquisition of the SMS Group, the Company changed its name to American Clean Resources Group, Inc., and its OTCQB Symbol to ACRG. As a condition to close, ACRG will need to apply to and be accepted to trade on NASDAQ Capitals markets (f/k/a NASDAQ Small Cap) as soon as its audit for the year ended 12/31/22 is completed. ACRG will issue one share of ACRG Commons Stock for each membership unit of SMS Group acquired, and in anticipation of accessing the capital it will need to support its current and future business initiatives, the Company increased its authorized Shares of Preferred Stock and Common Stock from 50,000,000 to 110,000,000 and 500,000,000 to 1,000,000,000, respectively.

As of November 4, 2022, the Company is still actively engaged in its due diligence relating to its acquisition of the SMS Group. Due to the complexity of the industry, the auditing and due diligence process is extensive. Additionally, the compliance requirements for companies in the mining industry have expanded. In connection with the acquisition of the SMS Group, the Company must comply with these requirements. Among other items, the Company will need to file S-K 1300 Report(s) with the SEC which discloses information related to mineral resources and reserves and includes a technical report summary that must be prepared by a qualified person. This Report must be filed for each material property. As part of the due diligence process, the Company is readying itself for the increased compliance requirements.

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

Results of Operation

Comparison of Nine Months Ended September 30, 2022, to the Nine Months Ended September 30, 2021

Revenues

We had no revenues from any operations for the nine months ended September 30, 2022, and 2021. Furthermore, we do not anticipate any significant future revenue until we have sufficiently funded construction and begin operations.

General and Administrative Expenses

General and administrative expenses were $462,061 for the nine months ended September 30, 2022, as compared to $595,415 for the same period in 2021. During 2021, the $595,415 represented the Company’s completion of substantially all the engineering, test drilling, and independent lab analysis to characterize mineral content on the Company’s tailings which cover approximately 30% of its 1,184 acres. The $462,061 during the nine months ended September 30, 2022, was principally a result of a reduction in engineering and development expenses necessary in evaluating the future uses of the Company’s property as much of that evaluation was completed in the prior year.

Other Income and Expenses

We receive monthly lease payments of from American Tower Corporation for a cellular tower located on our Tonopah land. As such Other Income for the nine months ended September 30, 2022, was $6,296 compared to $6,296 for the respective period in 2021. Additionally, gain on derecognition of debt for the nine months ended September 30, 2022, was $15,138 compared to $29,353 for the respective period in 2021.

Interest expense for the nine ended September 30, 2022, was $558,004 compared to $509,449 for the same period in 2021. The increase of $48,555 in the current period was consistent with the balances of debt between periods.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements through increases in convertible debt pursuant to our LOC during the nine months ended September 30, 2022, and 2021. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had a working capital deficit of $12,296,039 at September 30, 2022. Cash was $849 at September 30, 2022, as compared to cash of $2,363 at December 31, 2021.

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

During the nine months ended September 30, 2022, GPR advanced $395,496 to pay directly on the Company’s behalf, certain administrative costs as well as engineering and development expenses to assess the future uses of the Company’s real property. During the nine months ended September 30, 2021. GPR advanced $580,828 which it used to pay directly certain of the Company’s providers of administrative expenses. The advances were made by GPR, a related party, pursuant to the terms of our LOC.

Going Concern

The condensed consolidated financial statements contained in this quarterly report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through the period ended September 30, 2022, of $106,476,487 and a working capital deficit of $12,296,039, as well as negative cash flows from operating activities. Presently, the Company does not have sufficient cash resources to meet its debt obligations in the twelve months following the date of this filing. In addition, virtually all of the Company’s assets are encumbered or pledged under senior secured debts that are in default. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives to fund its capital requirements, as well as for general and administrative expenses. These alternatives include raising funds through public or private equity markets and either through institutional or retail investors. Although there is no assurance that the Company will be successful with its fund-raising initiatives, management believes that the Company will be able to secure the necessary financing providing it is successful in resolving its liabilities and other claims with its unsecured creditors and GPR’s assistance.

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

Working Capital Deficiency	September 30, 2022	December 31, 2021
Current assets	$849	$2,363
Current liabilities	12,296,888	11,299,771
Working capital deficiency	$(12,296,039)	$(11,297,408)

The balance and components of current assets are consistent between periods. The increase in current liabilities is primarily due to accrual of interest on settlement of lawsuits, creditor claims, and notes due related parties.

Cash Flows

	Nine Months Ended September 30,
	2022	2021
Net provided by cash (used in) operating activities	$(1,514)	$921
Net cash provided by financing activities	---	---
Increase (Decrease) in cash	$(1,514)	$921

Operating Activities

Net cash (used in) provided by operating activities was $(1,514) and $921 for the nine months ended September 30, 2022, and 2021, respectively. The level of cash during both periods was primarily related to payments advanced under the LOC for operating expenses.

Financing Activities

For the nine months ended September 30, 2022, net cash provided by financing activities was $0. For the nine months ended September 30, 2021, net cash provided by financing activities was also $0.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2022, we did not engage in any off-balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our consolidated condensed financial statements included herein for the nine months ended September 30, 2022, and in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed April 14, 2022. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

Impairment of Long-lived Assets

We review our property and its mining, mineral, and water rights subject to amortization and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset class may not be recoverable. Indicators of potential impairment include: an adverse change in legal factors or in the business climate that could affect the value of the asset; an adverse change in the extent or manner in which the asset is used or is expected to be used, or in its physical condition; and current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of the asset. If indicators of impairment are present, the asset is tested for recoverability by comparing the carrying value of the asset to the related estimated undiscounted future cash flows expected to be derived from the asset. If the expected cash flows are less than the carrying value of the asset, the asset is considered to be impaired and its carrying value is written down to fair value, based on the related estimated discounted cash flows. During the year ended December 31, 2018, we combined the carrying value of our real property, mining, mineral and water rights as they are inseparable and depend upon each other in value creation. See Note 3. There were no impairment charges in the nine months ended September 30, 2022.

Recent Accounting Standards

During the nine months ended September 30, 2022, and through the date of this filing, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer and Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2022 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022, in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Stephen E. Flechner v. Standard Metals Processing, Inc.

On April 29, 2014, Stephen E. Flechner filed suit in the United States District Court for the District of Colorado against Standard Metals Processing, Inc. alleging that the Company had refused to allow him to exercise stock options granted to him pursuant to certain Stock Option Agreements. On August 28, 2015, an amended final judgment was ordered in adjudication of the Complaint by the U.S. District Court for the District of Colorado (the “Court”) in favor of Flechner in the amount of $2,157,000, plus interest through the date of judgment of $235,246, plus interest of $472.76/day from August 28, 2015, until paid in full. The Company, in good faith anticipation of a settlement did not appeal the judgment and therefore, the Company’s notice of appeal was dismissed on November 17, 2015. This judgment is now non-appealable. The Company has recognized the daily interest due from the date of the August 28, 2015 judgment through September 30, 2022, totaling $1,392,257 resulting in a total amount of $3,679,588 being included in the Accrual for settlement of lawsuits relating to this matter in the accompanying condensed consolidated balance sheets as of September 30, 2022.

On November 29, 2021, the Company was notified that its majority shareholder, Granite Peak Resources, LLC, had executed definitive documents with Stephen Flechner to acquire his judgment against the Company. Documents have been filed with the Court to reflect this acquisition. As GPR now owns Mr. Flechner’s claim, the Company’s Accrual for Settlement of Lawsuits, and the interest relating thereto, have been reflected as a related party transaction.

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

Date: November 8, 2022

By:	/s/ Sharon Ullman
Sharon Ullman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: November 8, 2022