Form 10-K
period 2022-12-31
American Clean Resources Group, Inc.
filed 2023-04-17
CIK 773717

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2022

Commission File Number: 000-14319

AMERICAN CLEAN RESOURCES GROUP, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

STANDARD METALS PROCESSING, INC.

(Former Name)

Nevada	84-0991764
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

12567 West Cedar Drive, Suite 104, Lakewood, Colorado 80228-2039

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of March 31, 2023, the Registrant’s non-affiliates owned shares of its common stock having an aggregate market value of approximately $3,093,836 (based upon the closing sales price of the Registrant’s common stock on that date).

On April 13, 2023, there were 2,674,530 shares of common stock outstanding, which is the Registrant’s only class of voting stock.

Documents Incorporated by Reference: None.

AMERICAN CLEAN RESOURCES GROUP, INC.

Annual Report on Form 10-K

For the Year Ended December 31, 2022

i

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains both historical statements and statements that are forward-looking in nature. Historical statements are based on events that have already happened. Certain of these historical events provide some basis to our management, with which assumptions are made relating to events that are reasonably expected to happen in the future. Management also relies on information and assumptions provided by certain third- party operators of our projects as well as assumptions made with the information currently available to predict future events. These future event predictions, or forward-looking statements, include (but are not limited to) statements related to the uncertainty of the quantity or quality of ore or tailings grades, the fluctuations in the market price of such reserves, as well as gold, silver and other precious minerals, general trends in our operations or financial results, plans, expectations, estimates and beliefs. You can identify forward-looking statements by terminology such as “may,” “could,” “should,” “anticipate,” “believe,” “estimate,” “continue,” “expect,” “intend,” “plan,” “predict,” “potential” and similar expressions and their variants. These forward-looking statements reflect our judgment as of the date of this Annual Report with respect to future events, the outcome of which is subject to risks, which may have a significant impact on our business, operating results and/or financial condition. Readers are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. We undertake no obligation to update forward-looking statements. The risks identified in Item 1A, among others, may impact forward-looking statements contained in this Annual Report.

ITEM 1. BUSINESS

Business Overview

General

American Clean Resources Group, Inc. f/k/a Standard Metals Processing, Inc. (“we,” “us,” “our,” “ACRG” or the “Company”) is an exploration stage company having offices in Lakewood, Colorado and, through its subsidiaries, a property in Tonopah, Nevada. Our business plan is to purchase equipment and build a facility on our Tonopah property to serve as a permitted custom processing toll milling facility (which includes an analytical lab, pyrometallurgical plant, and hydrometallurgical recovery plant).

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

Any reference herein to “ACRG” “the Company,” “we,” “our,” or “us” is intended to mean American Clean Resources Group, Inc., a Nevada corporation, and all of our subsidiaries unless otherwise indicated.

Corporate History

The Company was incorporated in the State of Colorado on July 10, 1985, as Princeton Acquisitions, Inc. On December 7, 2009, the Company changed its name to Standard Gold, Inc. Effective March 5, 2013, the Company moved its domicile from Colorado to Nevada and changed its name from Standard Gold, Inc. to Standard Gold Holdings, Inc. In 2013, the Company changed its name to Standard Metals Processing, Inc., and coincident with announcing its plans to acquire 80.1 % of the SMS Group during 2022, changed its name to American Clean Resources Group, Inc. to more accurately reflect the business plans contemplated by the Company, and relocated its administrative offices into those adjacent to Granite Peak Resources, LLC (“GPR”), an ACRG affiliate. (see “Recent Actions” below for further information regarding the SMS Group).

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

Toll Milling

Toll milling is a process whereby mined material is crushed and ground into fine particles to ease the extraction of any precious minerals contained therein, such as minerals in the gold, silver and platinum metal groups. Custom milling and refining that are designed specifically for each ore load can include many different processes to maximize the extraction of precious metals from ore, carbon, or concentrates.

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

There are various methods of extraction. The Company determines which method to use based upon the sample sent to the Company. In most situations, a series of tests will be performed on a bulk sample ranging in size from 250 to 1,000 pounds. A metallurgist will determine the best process or processes to use for the extraction based on several factors. These include the composition of the host rock, mineralization of the host rock, whether or not it is an oxide or sulfide ore body, and the particle size of the precious metal. After the metallurgist reviews these characteristics, the Company will run ore on a gold table and assays the concentrates, middlings, and tails. An assay is an investigative procedure for qualitatively assessing or quantitatively measuring the presence, or amount of, precious metals in ore. If there is too much gold in the middling or tails, the size of the grind is adjusted to increase yield or if there is not enough gold in the middlings or tails the Company grinds the material to a finer mesh.

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

Recent Actions

On January 10, 2022 the Company executed a definitive agreement to acquire a controlling interest in Sustainable Metal Solutions LLC (“SMS”). The purchase price for the controlling interest in SMS will be determined based upon the price of ACRG common stock on the date of closing, such date to be decided by the Parties in good faith after all conditions precedent are met. SMS is an American multi-company environmental development platform focused on producing carbon neutral precious metals and minerals thereby driving American mineral independence while revitalizing the environment and minimizing the impacts of climate change. The business of SMS is consistent with the Company’s posture to acquire, license or joint venture with other parties involved in toll milling, processing, or mining related activities, which may include GPR and its affiliated entities, including, but not limited to, NovaMetallix. Inc., and BlackBear Natural Resources, LTD.

Employees

As of December 31, 2022, we did not have any employees. The Company’s and its subsidiaries’ officers, directors and independent contractors conduct all operations.

Available Information

You can request a free copy of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material, or furnish it to the Securities and Exchange Commission (“SEC”) the above filings by writing or calling us at our principal executive offices, the address and telephone number for which are set forth on the cover page of this Form 10-K for the year ended December 31, 2022.

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

INVESTORS MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF OUR COMMON STOCK DUE TO FEDERAL REGULATION OF PENNY STOCKS.

The SEC has defined any equity security with a market price of less than $5.00 per share as a “penny stock.” Penny stocks are subject to the requirements or Rule 15(g)-9 of the Securities Exchange Act of 1934. Our common stock is quoted on the Over the Counter (“OTC”) Markets under the symbol ACRG and despite recent trading prices above $5.00 per share, has historically been below $5.00 per share. Therefore, our common stock is deemed a “penny stock” and is subject to the requirements of Rule 15(g)-9. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser’s consent prior to the transaction. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

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

WE CURRENTLY DO NOT HAVE ENOUGH CASH TO FUND OPERATIONS AND/OR REDUCE OUR DEBT DURING 2023.

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

OUR MANAGEMENT HAS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The financial statements for each of these periods were prepared assuming that we would continue as a going concern. We have had net losses for each of the years ended December 31, 2022, and 2021, and we have an accumulated a deficit as of December 31, 2022, of $106,530,496. Virtually all of the Company’s assets are encumbered or pledged under senior secured debt that is in default. These conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we do not expect to generate any significant revenues from operations for the foreseeable future, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital through equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

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

OUR MAJOR ASSETS ARE ENCUMBERED UNDER A DEED OF TRUST OR PLEDGED.

The Tonopah property is subject to a first deed of trust securing a $2,500,000 promissory note in default and a $5,000,000 Line of Credit held by GPR, a related party. At December 31, 2022, the outstanding principal and accrued interest amounts are $2,229,187 and $1,689,685, respectively. In addition, the Company entered into a Forbearance Agreement with GPR effective December 20, 2019. GPR agreed to forbear any foreclosure proceedings for six months in exchange for the Company pledging the stock of its subsidiary and its subsidiaries as additional collateral under its outstanding obligations. The Forbearance Agreement expired June 30, 2020 and has not been renewed.

On March 16, 2020 the Company executed a Line of Credit (“LOC”) with GPR, a related party, evidenced by a promissory note. The original LOC was for $5,000,000, maturing March 16, 2025, but may be increased by another $5,000,000 and extended another five years, and is secured by the Company’s real and personal property GPR already has under lien. The Company entered into an Amendment and Forbearance Agreement with GPR on January 5, 2023 wherein GPR agreed to: (a) increase the existing LOC from $5,000,000 due March 16, 2025 to $35,000,000 due March 16, 2027, (b) roll two existing promissory notes purchased by GPR into the LOC resulting in the extinguishment of such notes as separate instruments, and (c) to forebear until January 12, 2024, on exercising its foreclosure rights under its defaulted Senior Secured Note. The Company’s Board of Directors approved a revision in the conversion price at which the LOC may convert into the Company’s common stock from $1.65 per share to $1.05 per share, based upon the market price of the Company’s common stock over the 3 days preceding the agreement. GPR is the Company’s majority shareholder and largest debtholder. GPR holds a senior secured interest in all of the assets of the Company, including the stock of its subsidiary entities.

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

Risks Relating to Our Business

WE WILL REQUIRE ADDITIONAL FINANCING TO FUND OUR PERMITTED CUSTOM PROCESSING TOLL MILLING DEVELOPMENT AND OPERATIONS.

Substantial additional financing will be needed to fund the current plan to begin toll milling services and develop and maintain the Tonopah property. Our means of acquiring investment capital is limited to private equity and debt transactions. We have no significant sources of currently available funds to engage in additional development. Without significant additional capital, we will be unable to fund our current property interests or effectuate our current business plan for permitted custom processing toll milling and mining services. See “—Risks Relating to Our Financial Condition – We Currently Do Not Have Enough Cash to Fund Operations, and/or Reduce Debt During 2023”.

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

During 2022, our corporate office was relocated to 10567 West Cedar Drive, Suite 105, Lakewood, Colorado 80228-2039, a commercial office building owned and operated by GPR’s affiliates. We believe that our facilities are adequate for our current needs and are in closer physical proximity to our property.

ITEM 3. LEGAL PROCEEDINGS

Stephen E. Flechner v. Standard Metals Processing, Inc.

On August 12, 2015 the United Stated District Court for the District of Colorado issued a judgment in favor of Stephen E. Flechner for $2,157,000. An amended final judgment was ordered in adjudication of the Complaint by the U.S. District Court for the District of Colorado (the “Court”) on August 28, 2015 in favor of Flechner in the amount of $2,157,000, plus interest through the date of judgment of $235,246, plus interest of $472.76/day from August 28, 2015 until paid in full. The Company has recognized the daily interest due from the date of the August 28, 2015 judgment through December 31, 2022, totaling $1,311,490, resulting in a total amount of $3,703,736 being included in the accrual for settlement of lawsuits relating to this matter in the accompanying December 31, 2022 consolidated balance sheet.

On November 29, 2021, the Company was notified that its majority shareholder, GPR, had executed definitive documents with Stephen Flechner to acquire his judgment against the Company. Documents have been filed with the Court to reflect this acquisition.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Market under the symbol “ACRG.” As of March 31, 2023, the last closing sale price of our common stock as reported by OTCQB was $2.51 per share. The following table sets forth for the periods indicating the range of high and low closing sale prices of our common stock:

Period	High	Low

Quarter Ended March 31, 2022	$8.50	$4.40
Quarter Ended June 30, 2022	$11.75	$7.50
Quarter Ended September 30, 2022	$8.95	$1.75
Quarter Ended December 31, 2022	$3.14	$1.50

Quarter Ended March 31, 2021	$4.85	$1.80
Quarter Ended June 30, 2021	$4.26	$1.01
Quarter Ended September 30, 2021	$5.00	$1.08
Quarter Ended December 31, 2021	$7.50	$3.82

The quotations from the OTC Market above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions.

Transfer Agent

Our transfer agent is American Stock Transfer & Trust Company, LLC, and is located at 6201 15th Avenue, Brooklyn, New York, NY 11219. Their telephone number is (718) 921-8124 and website is www.astfinancial.com.

Holders of Common Stock

As of April 5, 2023, there were approximately 151 shareholders of record of our common stock. As of such date, 2,674,530 shares were issued and outstanding.

Dividends

We have never paid cash dividends on our common stock and have no present intention of doing so in the foreseeable future. Rather, we intend to retain all future earnings to provide for the growth of our Company. Payment of cash dividends in the future, if any, will depend, among other things, upon our future earnings, requirements for capital improvements and financial condition.

Recent Sales of Unregistered Securities

During the year ended December 31, 2022, GPR, a related party, advanced $314,433 pursuant to a secured line of credit in direct payments on the Company’s behalf to reduce certain accounts payable and operating expenses. The balance due GPR under this line of credit is comprised of principal of $1,199,527 and accrued interest of $184,928 at December 31, 2022.

During the year ended December 31, 2021, GPR, a related party, advanced $665,497 pursuant to a secured line of credit in direct payments on the Company’s behalf to reduce certain accounts payable and operating expenses. The balance due GPR under this line of credit is comprised of principal of $885,095 and accrued interest of $77,172, at December 31, 2021.

After the foregoing note conversions and advances received, there was $1,299,527 of principal and $270,810 of accrued interest outstanding on convertible promissory notes payable at December 31, 2022, which included a pre-existing $100,000 convertible note and $85,882 of related accrued interest in default, which was acquired by GPR in September 2021.

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

Business Plan

The Company is re-examining its next steps for developing a processing facility. In an effort to move the Company’s business plan forward, Management may evaluate opportunities to acquire, license or joint venture with other parties, which may include related parties, involved in toll milling, processing, or mining related activities. The Company is re-examining its next steps for developing a processing facility. In an effort to move the Company’s business plan forward, Management may evaluate opportunities to acquire, license or joint venture with other parties, which may include related parties, involved in toll milling, processing, or mining related activities, which may include GPR and its affiliated entities including, but not limited to Sustainable Metal Solutions, LLC (See – “Recent Actions” above), NovaMetallix. Inc., and BlackBear Natural Resources, LTD.

On March 27, 2020, the Company engaged NovaMetallix. Inc. (“NMX”), a member of the Sustainable Metal Solutions Group, a GPR affiliate, to conduct a study of the quantity and quality of our historic mine tailings, and the economic feasibility of processing them to reclaim their residual content of gold, silver, and other valuable metals.  NMX, a firm comprised of world class mining, geological and metallurgical engineering professionals, is dedicated to the rapidly developing field of sustainable metal recovery.  NMX has agreed to conduct the study of the Company’s tailings in exchange for GPR’s agreement to underwrite its cost and expense, and the exclusive right to process the tailings should their economic assessment prove positive. The terms of such processing to be mutually agreed upon in the future based on the results of the assessment.

Reverse Stock Split

Effective May 18, 2021, the Company effected a reverse stock split of the outstanding Common Stock, on the basis of one share for every fifty shares currently issued and outstanding.

Results of Operations

Comparison of the Years Ended December 31, 2022, and December 31, 2021

Revenues

We had no revenues from any operations for the years ended December 31, 2022 and 2021. Furthermore, we do not anticipate any significant future revenue until we have sufficiently funded construction and begin operations.

General and Administrative Expenses

General and administrative expenses were $323,940 for the year ended December 31, 2022 as compared to $681,939 for the same period in 2021. For the year ended December 31, 2022, general and administrative expenses and professional fees were severely cut due to lack of funding. During the year ended December 31, 2021, the nature of expenses were relatively the same, however we were able to incur and pay normal professional and legal fees and other necessary expenses due to greater availability of funds. We anticipate that future administration and operating expenses will increase for fiscal 2023 as we continue to build the infrastructure to proceed with our planned custom processing toll milling services.

Other Income and Expenses

Each year we receive monthly payments of approximately $700 per month, totaling $8,396 per year, from American Tower Corporation for a cellular tower located on our Tonopah land. In addition, during the year ended December 31, 2022, the Company recognized gains due to the write off of numerous accrued claims that were no longer enforceable or settled for less than face amount aggregating $15,137. There were similar no longer enforceable claims written off during the year ended December 31, 2021, totaling $226,645.

Interest expense for the year ended December 31, 2022, was $752,233 compared to $680,555 for the respective period in 2021. The $71,678 increase during 2022 compared to 2021 is primarily due to interest due at rates ranging from 6% to 10% on notes payable to related parties and our increasing balances of convertible promissory notes outstanding during both periods.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements principally through increases in our LOC with GPR. We do not anticipate generating sufficient positive cash flows from our operations to fund the next 12 months. We had a working capital deficit of $12,350,048, at December 31, 2022. Cash was $1,251, at December 31, 2022, as compared to cash of $2,363 at December 31, 2021.

Our cash reserves will not be adequate to meet our operational needs and thus, we need to raise additional capital to pay for our operational expenses and provide for capital expenditures. Our basic operational expenses are currently approximately $32,000 per month, without regard to accrued interest of approximately $63,000 per month. Above our basic monthly expenses, we estimate that we need $50,000,000 to begin limited toll milling operations. If we are not able to raise additional working capital, we may have to cease operations altogether.

Recent Financings

During the year ended December 31, 2022, GPR, a related party, advanced $314,433 pursuant to a secured line of credit in direct payments on the Company’s behalf to reduce certain accounts payable. The balance due GPR under this line of credit is comprised of principal of $1,199,527 and accrued interest of $184,928 at December 31, 2022. The Company entered into an Amendment and Forbearance Agreement with GPR on January 5, 2023 wherein GPR agreed to: (a) increase the existing LOC from $5,000,000 due March 16, 2025 to $35,000,000 due March 16, 2027, (b) roll two existing promissory notes purchased by GPR into the LOC resulting in the extinguishment of such notes as separate instruments, and (c) to forebear until January 12, 2024, on exercising its foreclosure rights under its defaulted Senior Secured Note. The Company’s Board of Directors approved a revision in the conversion price at which the LOC may convert into the Company’s common stock from $1.65 per share to $1.05 per share, based upon the market price of the Company’s common stock over the 3 days preceding the agreement. GPR is the Company’s majority shareholder and largest debtholder. GPR holds a senior secured interest in all of the assets of the Company, including the stock of its subsidiary entities.

During the year ended December 31, 2021, GPR, a related party, advanced $665,498 in direct payments on the Company’s behalf, to reduce certain accounts payable and operating expenses. The balance due GPR under this line of credit is comprised of principal of $985,095 and accrued interest of $85,831 at December 31, 2021.

Included in the foregoing year-end balances was a pre-existing convertible note in default held by a non-affiliate third party with a principal balance of $100,000 and accrued interest of $71,671, which GPR purchased in September 2021.

Going Concern

The consolidated financial statements contained in this annual report on Form 10-K have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through the period ended December 31, 2022 of $106,530,496, and a working capital deficit of $12,350,048, as well as negative cash flows from operating activities. Presently, the Company does not have adequate cash resources to meet its debt obligations in the 12 months following the date of this filing. In addition, virtually all of the Company’s assets are encumbered or are pledged under senior secured debt that is in default. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives to finance its capital requirements, as well as for general and administrative expenses. These alternatives include raising funds through public or private equity markets and either through institutional or retail investors. Although there is no assurance that the Company will be successful with its fund-raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

Working Capital Deficiency

	December 31, 2022	December 31, 2021
Current assets	$1,251	$2,363
Current liabilities	12,351,299	11,299,771
Working capital deficiency	$(12,350,048)	$(11,297,408)

Current assets remained stable between periods. The increase in current liabilities is primarily due to an increase in accrued interest relating to the Company’s convertible debentures and notes payable, as well as the increase of convertible debt balances as a result of increasing advances from GPR, a related party.

Cash Flows

	Years Ended December 31,
	2022	2021
Net cash provided by (used in) operating activities	$(1,112)	$1,164
Net cash provided by investing activities	---	—
Net cash provided by financing activities	---	—
Increase (decrease) in cash	$(1,112)	$1,164

Operating Activities

Net cash used by operating activities was $1,112 for the year ended December 31, 2022, primarily due to the net loss for the year, net of expenses paid directly by related party and increases in accruals for settlement of lawsuit and interest.

Net cash provided by operating activities was $1,164 for the year ended December 31, 2021.

Investing Activities

For the year ended December 31, 2022, and 2021 the Company conducted no investing activities.

Financing Activities

The Company’s financing during 2022 was from non-cash advances from a related party totaling $314,433, for expenses of the Company paid by such related party. The Company’s financing during 2021 was from advances from a related party totaling $665,497, which were paid to certain vendors on the Company’s behalf.

Off-Balance Sheet Arrangements

During the year ended December 31, 2022, we did not engage in any off-balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

Impairment of Long-lived Assets

We are reviewing the property and equipment, intangible assets subject to amortization and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset class may not be recoverable. Indicators of potential impairment include: an adverse change in legal factors or in the business climate that could affect the value of the asset; an adverse change in the extent or manner in which the asset is used or is expected to be used, or in its physical condition; and current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of the asset. If indicators of impairment are present, the asset is tested for recoverability by comparing the carrying value of the asset to the related estimated undiscounted future cash flows expected to be derived from the asset. If the expected cash flows are less than the carrying value of the asset, then the asset is considered to be impaired and its carrying value is written down to fair value, based on the related estimated discounted cash flows. There were no impairment charges in the year ended December 31, 2022, however, in 2019 we decided to combine the carrying value of our mining and mineral assets as they are inseparable and depend upon each other in value creation.

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

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at December 31, 2022 and 2021. The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

Recent Accounting Standards

During the year ended December 31, 2022 and through April 17, 2023, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were not effective as of December 31, 2022, because of the identification of the material weaknesses in internal control over financial reporting described below. Notwithstanding the material weaknesses that existed as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer have each concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”). We are currently taking steps to remediate such material weaknesses as described below.

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

As a result of our continued material weaknesses described below, management has concluded that, as of December 31, 2022, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment, management identified the following control deficiencies, which were previously identified, that still represent material weaknesses at December 31, 2022:

●	The Company, at times in the past prior to the period covered by this annual statement, entered into material transactions without timely obtaining the appropriate signed agreements, stock certificates and board approval prior to releasing cash funds called for by the transaction. Management believes the approval process currently in place is sufficient to alleviate any misappropriation of funds and will change procedures if and when circumstances indicate they are needed. Although the Company has taken steps to prevent this from happening by utilizing an escrow agent, agreements entered into by prior management will continue to cause an issue until such prior agreements terminate or expire.

●	Management did not design and maintain effective control relating to the quarter end closing and financial reporting process due to lack of evidence of review surrounding various account reconciliations and properly evidenced journal entries. Due to the Company’s limited resources, the Company has insufficient personnel resources and technical accounting and reporting expertise to properly address all of the accounting matters inherent in the Company’s financial transactions. Additionally, though the Company has recently formed a formal audit committee, the Company has not yet formalized processes and controls that would provide proper board oversight role within the financial reporting process. Management continues to search for additional board members that are independent and can add financial expertise and intends to formalize oversight processes in this area in an effort to remediate part of this material weakness.

●	The Company’s change in management, board members and officer positions resulting in changes of the responsible person for certain duties has caused delays in the timely review of financial data and banking information. The Company has very limited review procedures in place. This material weakness, previously identified, continued in 2022 as a result of additional management changes. Management plans to establish a more formal review process by the board members in an effort to reduce the risk of fraud and financial misstatements.

We are in the process of establishing certain steps in response to the identification of these material weaknesses that should result in certain changes in our internal control over financial reporting, but due to the Company’s limited funds and inability to add certain staff personnel, the changes may be limited and may also not be completely effective. There were no additional material weaknesses noted during the year ended December 31, 2022.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names of all directors and executive officers of the Company, their respective ages and all positions and offices with the Company held by each person as of December 31, 2022:

Name	Age	Positions with the Company
J. Bryan Read	61	Chief Executive Officer, Director, and Secretary
Sharon L. Ullman	76	Chief Financial Officer, Chief Administrative Officer and Director

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

Audit Committee, Compensation Committee and Financial Expert

The Company does not currently utilize a formal audit committee. There were no audit committee meetings held during 2022. Financial information relating to quarterly reports was disseminated to all board members for review. The audited financial statements for the years ended December 31, 2022 and 2021 were provided to each member of the board in which any concerns by the members were directed to management and the auditors. The Company does not currently utilize a compensation committee. There were no compensation committee meetings during 2022 and no actions taken by written consent

ITEM 11. EXECUTIVE COMPENSATION

General Philosophy

Our Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.

Executive Compensation

The following table summarizes the compensation of each named executive officer for the fiscal years ended December 31, 2022, and 2021 awarded to or earned by (i) each individual serving as our principal executive officer and principal financial officer of the Company and (ii) each individual that served as an executive officer of the Company at the end of such fiscal years who received compensation in excess of $100,000.

	Annual Compensation				Option	All Other	Total
Name and Principal Position	Year	Salary		Bonus	Awards (1)	Compensation	($)
J. Bryan Read,	2022		$—	$—	$—	$—	$—
Chief Executive Officer	2021		$—	$—	$—	$—	$—

Sharon L. Ullman	2022	$		$—		$	$
Chief Financial Officer and Director	2021		$—	$—	$—	$—	$—

(1)	The amounts shown are the aggregate grant date fair values of these awards computed in accordance with Financial Accounting Standards Board (“FASB”) guidance now codified as Accounting Standards Codification (“ASC”) FASB ASC Topic 718, “Stock Compensation” (formerly under FASB Statement No. 123(R)).

Employment Agreements

We have not entered into any severance or change of control provisions with any of our other executive officers.

Equity Compensation Plans

No options were exercised by our named executive officers during the year ended December 31, 2022. At December 31, 2022 the executive officers held no options or warrants.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following information sets forth the number and percentage of shares of the Company’s common stock owned beneficially, as of April 13, 2023, by any person, who is known to the Company to be the beneficial owner of five percent or more of the Company’s common stock, and, in addition, by each director and each executive officer of the Company, and by all directors and executive officers as a group.

Information as to beneficial ownership is based upon statements furnished to the Company by such persons and the shareholder list provided by the Company’s transfer agent, American Stock Transfer & Trust Company, LLC, as of April 13, 2023.

Name and Address	Amount of Beneficial Ownership (1)	Percentage of Class %

J. Bryan Read	3,000	*
611 Walnut Street
Gadsden, AL 35901

All directors and officers as a group (1 person)	3,000	*

Granite Peak Resources, LLC.	1,441,926	53.9%
30 N Gould Street, Suite R
Sheridan, WY 82081

(1)	Except as otherwise indicated, each person possesses sole voting and investment power with respect to the shares shown as beneficially owned. Shares are deemed owned in the same percentage as the individual’s ownership in the entity owning such shares.

(*)	Less than 1%

Equity Compensation Plans

The following table sets forth certain information regarding equity compensation plan information as of December 31, 2022:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (b)
Equity compensation plans approved by security holders	65,000	(1)	$62.50	1,460,000

Equity compensation plans not approved by security holders	—		$—	—

Total	65,000		$62.50	1,460,000

(1)	granted pursuant to the 2014 Option Plan, for individual grants. See the notes to the financial statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following describes certain relationships and related transactions that we have with persons deemed to be affiliates of ours. We believe that each of the transactions described below were on terms at least as favorable to our Company as we would have expected to negotiate with unaffiliated third parties.

Granite Peak Resources, LLC

During March 2019, the Company was informed that a change of control of the Company had occurred. GPR, through its members (including Pure Path Capital Management LLC) acquired 69,464,434 shares of common stock (including 4,500,000 options to purchase common stock). The members transferred their shares of common stock of the Company in exchange for a pro-rata ownership interest in GPR. GPR also acquired the senior secured creditor position previously held by Pure Path Capital Group LLC, which includes a $2,500,000 first deed of trust on the Tonopah property and an outstanding promissory note with a principal balance of $2,229,187 and accrued interest of $ 1,690,183 as of December 31, 2022, which is in default. The members of GPR are listed in the Schedule 13D filed by GPR on March 29, 2019. GPR has not communicated to the Company any plans to change any of the current officers or directors or governing documents and has expressed the purpose of its acquisition is to assist the Company execute on its business plan and resolve its current obligations and other claims. During January and September 2020, GPR purchased another 648,648 and 375,070 shares, respectively, and 2,600 in October 2022, in private transactions. As of the date of this filing, GPR is the beneficial owner of 53.9% of the Company’s common stock and is the Company’s largest secured creditor.

On March 16, 2020, the Company executed a Line of Credit (“LOC”) with GPR evidenced by a promissory note. The LOC is for up to $2,500,000, matures over three years and may be increased by up to another $1,000,000 and extended an additional two years, respectively, at GPR’s sole option. The LOC is for funding operating expenses critical to the Company’s redirection and all requests for funds may be approved or disapproved in GPR’s sole discretion. The LOC bears interest at 10% per annum, is convertible into shares of the Company’s common stock at a per share price of $20.00 based on the last closing sale price and is secured by the real and personal property GPR already has under lien and in pledge. During the year ended December 31, 2022 GPR, a related party, advanced $314,433 pursuant to the LOC in direct payments on the Company’s behalf to reduce certain accounts payable. The balance due GPR under this LOC is comprised of principal of $1,199,527 and accrued interest of $184,928, at December 31, 2022.

During the year ended December 31, 2021, GPR advanced $665,497 in direct payments on the Company’s behalf, to reduce certain accounts payable and operating expenses. The balance due GPR under this LOC is comprised of principal of $885,095 and accrued interest of $77,172, at December 31, 2021.

The Company entered into an Amendment and Forbearance Agreement with GPR on January 5, 2023 wherein GPR agreed to: (a) increase the existing LOC from $5,000,000 due March 16, 2025 to $35,000,000 due March 16, 2027, (b) roll two existing promissory notes purchased by GPR into the LOC resulting in the extinguishment of such notes as separate instruments, and (c) to forebear until January 12, 2024, on exercising its foreclosure rights under its defaulted Senior Secured Note. The Company’s Board of Directors approved a revision in the conversion price at which the LOC may convert into the Company’s common stock from $1.65 per share to $1.05 per share, based upon the market price of the Company’s common stock over the 3 days preceding the agreement. GPR is the Company’s majority shareholder and largest debtholder. GPR holds a senior secured interest in all of the assets of the Company, including the stock of its subsidiary entities.

Tina Gregerson/Tina Gregerson Family Properties, LLC

On February 11, 2015, the Company issued an unsecured promissory note (the “Note”) to Tina Gregerson Family Properties, LLC, an entity controlled by a former officer and director of the Company. The Note for up to $750,000 was provided in tranches. Maturity of each tranche is one year from the date of receipt. Interest will accrue at 8% per annum on each tranche upon default the interest rate increased to 12% per annum. As consideration, the Company agreed to issue common stock purchase warrants for the purchase of up to 250,000 shares of common stock exercisable for seven years at $1.23 per share (exercise price does not reflect the reverse stock split). The Note is in default and the warrant has expired. The Company was informed in September 2021 that GPR had purchased Ms. Gregerson’s entire interest which amounted to $477,500 of principal plus accrued interest of $296,788 at December 31, 2022, and $477,500 of principal plus accrued interest of $258,588 at December 31, 2021.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Board of Directors appointed Turner, Stone & Company, L.L.P. (“Turner”) PCAOB Auditor ID76 to audit our consolidated financial statements for the years ended December 31, 2022, and 2021. The following tables set forth the fees billed to the Company for professional services rendered by Turner for the years ended December 31, 2022, and 2021:

Services	2022	2021
Audit fees	$35,200	$34,035
Audit related fees		—
Tax fees		0
All other fees		—
Total fees	$35,200	$34,035

Audit Fees

The aggregate fees billed are for professional services rendered by Turner for the audit of the Company’s annual consolidated financial statements and review of consolidated financial statements included in the Company’s Form 10-K and 10-Qs for 2022 and 2021, and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2022 and 2021.

Audit-Related Fees

There were no fees billed in each of the last two years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements.

Tax Fees

There were no fees billed in each of the last two years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning other than as presented in the table above.

All Other Fees

There were no other fees billed in each of the last two years for products and services provided by the principal accountant, other than the services reported above.

Pre-Approval Policies and Procedures

The Company does not currently utilize a formal audit committee as it has yet to formalize processes and controls that would provide proper Board oversight. Our Board approves each engagement for audit or non-audit services before we engage our independent auditor to provide those services. The Board has not established any pre-approval policies or procedures that would allow our management to engage our independent auditor to provide any specified services with only an obligation to notify the audit committee of the engagement for those services. None of the services provided by our independent auditors for fiscal year 2022 were obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation filed with the State of Nevada (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended 2010 filed on March 21, 2011).
3.2	Articles of Amendment, effective January 4, 2013 (incorporated by reference to Exhibit 99-3i03 to the Company’s Current Report on Form 8-K filed on March 13, 2013).
3.3	Amendment to the Articles of Incorporation and Plan of Conversion filed with the State of Colorado with effective dates of March 4 and March 5, 2013 (incorporated by reference to the Schedule 14C information filed on February 11, 2013).
3.4	Bylaws of Standard Gold, Inc. (incorporated by reference to Exhibit D to the Company’s Schedule 14C filed on February 11, 2013).
4.1**	Description of Securities registered with the Securities and Exchange Commission
10.1	Exchange Agreement, dated March 15, 2011, by and between the Company, Shea Mining & Milling, LLC, Afignis, LLC, Leslie Lucas Partners, LLC, Wits Basin Precious Minerals Inc. and Alfred A. Rapetti, (incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.2	Assignment and Assumption of Loan Documents and Loan Modification Agreement, dated March 15, 2011, by and between the Company, Shea Mining & Milling, LLC and NJB Mining, Inc, (incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.3	Term Loan Agreement, dated August 25, 2009, by and between Shea Mining & Milling, LLC and NJB Mining, Inc (assumed by the Company on March 15, 2011), (incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.4	Promissory Note, dated August 25, 2009, issued by Shea Mining & Milling, LLC to NJB Mining, Inc (assumed by the Company on March 15, 2011), (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.5	Deed of Trust and Security Agreement with Assignment of Rents and Fixture Filing, dated August 21, 2009, executed by Shea Mining & Milling, LLC in favor of NJB Mining, Inc (assumed by the Company on March 15, 2011), (incorporated by reference to Exhibit 10.17 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.6	Assignment of Lease and Rents, dated August 21, 2009, executed by Shea Mining & Milling, LLC in favor of NJB Mining, Inc (assumed by the Company on March 15, 2011), (incorporated by reference to Exhibit 10.18 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.7	Environmental Indemnity, dated August 25, 2009, by and between Shea Mining & Milling, LLC and NJB Mining, Inc (assumed by the Company on March 15, 2011), (incorporated by reference to Exhibit 10.19 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.15	Articles of Amendment to the Articles of Incorporation of Standard Gold, Inc. (incorporated by reference to Exhibit A to the Company’s Schedule 14C filed on February 11, 2013).
10.16	Plan of Conversion of Standard Gold, Inc., a Colorado corporation, into Standard Gold, Inc., a Nevada corporation (incorporated by reference to Exhibit B to the Company’s Schedule 14C filed on February 11, 2013).
10.17	Articles of Incorporation of Standard Gold, Inc. (incorporated by reference to Exhibit C to the Company’s Schedule 14C filed on February 11, 2013).
10.19	Statement of Correction (Document Number 20111157771) (incorporated by reference to Exhibit 3(i).01 to the Company’s Form 8-K filed on March 13, 2013).
Statement of Correction (Document Number 20111178093) (incorporated by reference to Exhibit 3(i).02 to the Company’s Form 8-K filed on March 13, 2013).
Articles of Amendment (Document Number 20131009270) (incorporated by reference to Exhibit 3(i).03 to the Company’s Form 8-K filed on March 13, 2013).
24**	Power of Attorney (included on the signature page hereto).
31.1**	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation
101.DEF**	Inline XBRL Taxonomy Extension Definition
101.LAB**	Inline XBRL Taxonomy Extension Label
101.PRE**	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File. (formatted as Inline XBRL and contained in Exhibit 101).

**	Filed herewith electronically

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CLEAN RESOURCES GROUP, INC.

Dated: April 17, 2023	By:	/s/ J. Bryan Read
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

Name	Title	Date

/s/ J. Bryan Read	Chief Executive Officer, Secretary and Director	April 17, 2023
J. Bryan Read

/s/ Sharon Ullman	Chief Financial Officer and Director	April 17, 2023
Sharon Ullman

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERICAN CLEAN RESOURCES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2022 AND 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

American Clean Resources Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of American Clean Resources Group, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the notes to consolidated financial statements, the Company has suffered recurring losses from operations since inception and has a significant working capital deficit and a significant accumulated deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the board of directors and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Long-Lived Asset Impairment Consideration

Critical Audit Matter Description:

At December 31, 2022, the Company’s mining and mineral rights balance totaled $3.9 million. As more fully described in Note 2 to the consolidated financial statements, the Company evaluates its mining and mineral rights for impairment whenever events or changes in circumstances indicate that the carrying amounts of the asset or group of assets may not be recoverable (“triggering events”). Management evaluates various qualitative factors in determining whether or not events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable.

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

How the Critical Audit Matter was Addressed in the Audit:

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

/s/ Turner, Stone & Company, L.L.P.

 We have served as the Company’s auditor since 2013.

Dallas, Texas

April 17, 2023

AMERICAN CLEAN RESOURCES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021

Assets
Current assets:
Cash	$1,251	$2,363
Total current assets	1,251	2,363

Mining and mineral rights	3,883,524	3,883,524

Total Assets	$3,884,775	$3,885,887

Liabilities and Shareholders’ Deficit
Current liabilities:

Senior secured convertible promissory note payable, related party	$2,229,187	$2,229,187
Promissory notes payable, related party	477,500	477,500
Convertible promissory notes payable, related party	1,299,527	985,094
Accrual for settlement of lawsuits	3,703,736	3,531,179
Accounts payable	1,132,614	1,147,751
Accrued interest (including related party amounts of $2,286,109 and $1,925,233 at December 31, 2022 and 2021, respectively)	3,508,735	2,929,060
Total current liabilities	12,351,299	11,299,771

Commitments and Contingencies (Note 9)

Preferred stock, 50,000,000 shares authorized:
Series A, $.001 par value, 10,000,000 shares issued and outstanding at December 31, 2022 and 2021	10,000,000	10,000,000

Shareholders’ deficit:

Common stock, $0.001 par value, 500,000,000 shares authorized: 2,674,530 issued and outstanding at December 31, 2022 and 2021	2,674	2,674
Additional paid-in capital	88,061,298	88,061,298
Accumulated deficit	(106,530,496)	(105,477,856)
Total shareholders’ deficit	(18,466,524)	(17,413,884)
Total Liabilities and Shareholders’ deficit	$3,884,775	$3,885,887

The accompanying footnotes are an integral part of these consolidated financial statements.

AMERICAN CLEAN RESOURCES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2022		December 31, 2021

Revenues	$	---	$	---

Operating expenses:
General and administrative		323,940		681,939
Total operating expenses		323,940		681,939
Loss from operations		(323,940)		(681,939)

Other income (expense):
Other income		8,396		8,395
Gain on derecognition of accounts payable		15,137		226,645
Interest expense		(752,233)		(680,555)
Total other income, expense, net		(728,700)		(445,515)
				—
Loss before income tax provision		(1,052,640)		(1,127,454)

Income tax provision		---		---
Net loss		$(1,052,640)		$(1,127,454)

Basic net loss per common share		$(0.39)		$(0.42)

Basic weighted average common shares outstanding		2,674,530		2,674,530

The accompanying footnotes are an integral part of these consolidated financial statements.

AMERICAN CLEAN RESOURCES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Common stock outstanding		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance, December 31, 2020	2,674,530	$2,674	$88,061,298	$(104,350,402)	$(16,286,430)

Net loss for year ended December 31,2021	-	-	-	(1,127,454)	(1,127,454)

Balance, December 31, 2021	2,674,530	2,674	88,061,298	(105,477,856)	(17,413,884)

Net loss for year ended December 31, 2022	-	-	-	(1,052,640)	(1,052,640)

Balance, December 31, 2022	2,674,530	2,674	88,061,298	(106,530,496)	(18,466,524)

The accompanying footnotes are an integral part of these consolidated financial statements.

AMERICAN CLEAN RESOURCES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2022	December 31, 2021
OPERATING ACTIVITIES:
Net loss	$(1,052,640)	$(1,127,454)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Gain on derecognition of certain accounts payable	(15,137)	(226,645)
Expenses paid directly by related party	314,433	665,497
Changes in operating assets and liabilities:
Prepaid expenses	---	35,477
Accounts payable	---	(26,235)
Accrual for settlement of lawsuits	172,557	173,557
Accrued interest – related parties	579,675	506,997
Net cash provided by (used in) operating activities	(1,112)	1,164

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,112)	1,164
CASH, beginning of year	2,363	1,199
CASH, end of year	$1,251	$2,363
Non-Cash Investing and Financing:
Advances from related party used for payment of expenses	$314,433	$665,498

The accompanying footnotes are an integral part of these consolidated financial statements.

AMERICAN CLEAN RESOURCES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

NOTE 1 – NATURE OF BUSINESS

American Clean Resources Group, Inc. f/k/a Standard Metals Processing, Inc. (“we,” “us,” “our,” “ACRG” or the “Company”) is an exploration stage company, incorporated in Nevada having offices in Lakewood, Colorado and through its subsidiary, a property in Tonopah, Nevada. The business plan is to purchase equipment and build a facility on the Tonopah property to serve as a permitted custom processing toll milling facility (which includes an analytical lab, pyrometallurgical plant, and hydrometallurgical recovery plant).

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2022, the Company incurred net losses from operations of $1,052,640. At December 31, 2022, the Company had an accumulated deficit of $106,530,496 and a working capital deficit of $12,350,048. In addition, virtually all of the Company’s assets are encumbered or pledged under a senior secured convertible promissory note payable to a related party that is in default. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the year ended December 31, 2022, the Company had $314,433 of expenses that were paid directly by GPR, a related party and the Company's convertible note line of credit with GPR was increased by this same amount. (See Note 6). Management believes that private placements of equity capital and/or additional debt financing will be needed to fund our long-term operating requirements. The Company may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of ACRG, and its wholly owned subsidiary Aurielle Enterprises, Inc., (f/k/a Tonopah Milling and Metals Group, Inc.) and its wholly owned subsidiaries Tonopah Custom Processing, Inc., and Tonopah Resources, Inc. All significant intercompany transactions, accounts and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared using the accrual method of accounting in accordance with U.S. GAAP and considering the requirements of the United States Securities and Exchange Commission.

Cash

We maintain our cash in high-quality financial institutions. The balances, at times, may exceed federally insured limits, however the Company has not experienced any losses with respect to uninsured balances.

Long-Lived Assets

The Company will periodically evaluate the carrying value of long-lived assets to be held and used, including but not limited to, mineral properties, mine tailings, mine dumps, capital assets and intangible assets, when events and circumstances warrant such a review annually at a minimum. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose.

Use of Estimates

Preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition and Deferred Revenue

As of December 31, 2022, we have recorded no revenues from custom permitted processing toll milling. If we achieve revenue generation, the Company plans to report such revenues consistent with ASC Topic 606 Revenues from Contracts with Customers.

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

At December 31, 2022 and 2021, the number of equivalent shares of convertible notes payable of 846,499 and 590,387 respectively, were excluded from the diluted weighted average common share calculation due to the antidilutive effect such shares would have on net loss per common share.

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

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at December 31, 2022 and 2021. The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

Recent Accounting Standards

During the year ended December 31, 2022, and through April 14, 2023, there were several new accounting pronouncements issued by the Financial Accounting Standards Board.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the consolidated balance sheet date of December 31, 2022, through the date which the consolidated financial statements were issued. Based upon the review, other than described in Note 11 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

NOTE 3 – MINING AND MINERAL RIGHTS

The Company is preparing the Tonopah property site for the construction of a permitted custom processing toll milling facility including grading the land, installing fencing, and working with contractors for our planned 21,875 square foot building and servicing and drilling various wells for our future operations.

The Company has continued to assess the realizability of its mining and mineral rights. Based on an assessment the Company conducted during 2021, the Company decided the combined carrying value of its land, mineral rights, and water rights of $3,883,524 was fairly stated and not exposed to impairment.

NOTE 4 – Senior Secured CONVERTIBLE Promissory Note PAYABLE, related party

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

The outstanding principal balance on the Secured Note was $2,229,187 as of both December 31, 2022 and 2021, with related accrued interest of $1,689,685 and $1,509,542, respectively which is included in accrued interest, related party in the accompanying consolidated balance sheets. In March 2019, Pure Path’s interest was acquired by GPR. The Secured Note is in default.

The Company entered into an Amendment and Forbearance Agreement with GPR on January 5, 2023 wherein GPR agreed to: (a) increase the existing LOC from $5,000,000 due March 16, 2025 to $35,000,000 due March 16, 2027, (b) roll two existing promissory notes purchased by GPR into the LOC resulting in the extinguishment of such notes as separate instruments, and (c) to forebear until January 12, 2024, on exercising its foreclosure rights under its defaulted Senior Secured Note. The Company’s Board of Directors approved a revision in the conversion price at which the LOC may convert into the Company’s common stock from $1.65 per share to $1.05 per share, based upon the market price of the Company’s common stock over the 3 days preceding the agreement. GPR is the Company’s majority shareholder and largest debtholder. GPR holds a senior secured interest in all of the assets of the Company, including the stock of its subsidiary entities.

NOTE 5 – PROMISSORY NOTES PAYABLE – RELATED PARTY

On February 11, 2015, the Company issued an unsecured promissory note (the “TG Note”) to Tina Gregerson Family Properties, LLC, an entity controlled by a former director of the Company. The TG Note for up to $750,000, was provided in tranches. Maturity of each tranche is one year from the date of receipt. Under the terms of the TG Note, the Company received $200,000 on February 11, 2015, $48,000 on February 13, 2015, $50,000 on April 13, 2015, $150,000 on July 31, 2015, $2,500 on October 20, 2015, $12,000 on October 29, 2015 and $15,000 on November 4, 2015. Interest accrues at 8% per annum on each tranche. Accrued interest was $296,837 and $258,637 as of December 31, 2022 and 2021, respectively. The TG Note is in default and was purchased from Ms. Gregerson by GPR, the Company’s majority shareholder in September 2021.

NOTE 6 – CONVERTIBLE PROMISSORY NOTES PAYABLE

On March 16, 2020 the Company executed a Line of Credit (“LOC”) with GPR, related party, evidenced by a promissory note. The LOC is for up to $2,500,000, matures over three years and may be increased by up to another $1,000,000 and extended an additional two years, respectively, at GPR’s sole option. The LOC is for funding operating expenses critical to the Company’s redirection and all requests for funds may be approved or disapproved in GPR’s sole discretion. The LOC bears interest at 10% per annum, is convertible into shares of the Company’s common stock at a per share price of $0.04 based on the last closing sale price on the date of execution and will be secured by the real and personal property GPR already has under lien. During the year ended December 31, 2022, GPR, advanced $314,433 pursuant to the LOC in direct payments on the Company’s behalf, to pay certain operating expenses of the Company. At December 31, 2022, the balance due GPR under the LOC is $1,199,527 principal and $184,928 accrued interest.

During the year ended December 31, 2021, GPR advanced $665,497 pursuant to a secured line of credit in direct payments on the Company’s behalf to reduce certain accounts payable and operating expenses. The balance due GPR under this line of credit is comprised of principal of $885,095 and accrued interest of $77,172, at December 31, 2021.

After the foregoing activity, there was $1,299,527 of principal and $270,810 of accrued interest outstanding on convertible promissory notes payable at December 31, 2022. Included in the foregoing year-end balances was a pre-existing convertible note in default held by a non-affiliate third party with a principal balance of $100,000 and accrued interest $85,882 which GPR purchased in September 2021.

NOTE 7 – SERIES A PREFERRED STOCK

The Series A Preferred Stock is presented as mezzanine equity due to its rights and preferences.

Attributes of Series A Preferred Stock include but are not limited to the following:

Distribution in Liquidation

The Series A Preferred Stock has a liquidation preference of $10,000,000, payable only upon certain liquidity events or upon achievement of a market value of our equity equaling $200,000,000 or more. Upon any liquidation, dissolution or winding up of the Company, and after paying or adequately providing for the payment of all its obligations, the remainder of the assets of the Company shall be distributed, either in cash or in kind, first pro rata to the holders of the Series A Preferred Stock in an amount equal to the Liquidation Value (as described below); then, to any other series of Preferred Stock, until an amount to be determined by a resolution of the Board of Directors prior to issuances of such Preferred Stock, has been distributed per share, and, then, the remainder pro rata to the holders of the Common Stock. Upon the occurrence of any Liquidation Event (as defined below), each holder of Series A Preferred Stock will receive a payment equal to the Original Issue Price for each share of Series A Preferred Stock held by such holder (the “Liquidation Value”). A “Liquidation Event” will have occurred when:

●	The Company has an average market capitalization (calculated by adding the value of all outstanding shares of Common Stock valued at the Company’s closing sale price on the OTC Market or other applicable bulletin board or exchange, plus the value of the outstanding Series A Preferred Stock at the Original Issue Price per share) of $200,000,000 or more over any 90 day period. The holders of the Series A Preferred Stock would have the right, for 30 days after the end of such qualifying 90 day measurement period, to require the Company to purchase the Series A Preferred Stock for an amount equal to the Liquidation Value.

●	Any Liquidity Event in which the Company receives proceeds of $50,000,000 or more. For purposes hereof, a “Liquidity Event” means any (a) liquidation, dissolution or winding up of the Company; (b) acquisition of the Company by means of any transaction or series of related transactions (including, without limitation, any reorganization, merger, share exchange, share purchase or consolidation) provided that the applicable transaction shall not be deemed a liquidation unless the Company’s stockholders constituted immediately prior to such transaction hold less than 50% of the voting power of the surviving or acquiring entity; or (c) the sale, lease, transfer or other disposition, in a single transaction or series of related transactions, by the Company or any subsidiary of the Company of all or substantially all the assets of the Company and its subsidiaries taken as a whole, or the sale or disposition (whether by merger or otherwise) of one or more subsidiaries of the Company if substantially all of the assets of the Company and its subsidiaries taken as a whole are held by such subsidiary or subsidiaries.

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

NOTE 8 - Common Stock

Common Stock issued on exercise of stock option

None.

Sale of Common Stock

None.

Option Grants

At December 31, 2022 and 2021, there were no option grants issued, cancelled, or outstanding.

Common Stock Purchase Warrants

For warrants granted to non-employees in exchange for services, the Company recorded the fair value of the equity instrument using the Black-Scholes pricing model unless the value of the services is more reliably measurable.

At December 31, 2022 and 2021, there were no stock purchase warrants issued, cancelled, or outstanding.

The aggregate intrinsic value of the outstanding and exercisable warrants at December 31, 2022 and 2021, respectively, was $0, as there are no outstanding and exercisable warrants.

Reverse Stock Split of Common Stock

Effective May 18, 2021, the Company effected a reverse stock split of the outstanding Common Stock on the basis of one share for every fifty shares issued and outstanding at that date. The reverse stock split has been retroactively reflected in all outstanding common share amounts in the accompanying consolidated financial statements.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Merger with SMS

On January 10, 2022 the Company executed a definitive agreement to acquire a controlling interest in Sustainable Metal Solutions LLC (“SMS”). The purchase price for the controlling interest in SMS will be determined based upon the price of ACRG common stock on the date of closing, such date to be decided by the Parties in good faith after all conditions precedent are met. SMS is an American multi-company environmental development platform focused on producing carbon neutral precious metals and minerals thereby driving American mineral independence while revitalizing the environment and minimizing the impacts of climate change. The business of SMS is consistent with the Company’s posture to acquire, license or joint venture with other parties involved in toll milling, processing, or mining related activities, which may include GPR and its affiliated entities, including, but not limited to, NovaMetallix. Inc., and BlackBear Natural Resources, LTD.

Legal Matters

Stephen E. Flechner v. Standard Metals Processing, Inc.

On August 12, 2015 the United Stated District Court for the District of Colorado issued a judgment in favor of Stephen E. Flechner for $2,157,000. An amended final judgment was ordered in adjudication of the Complaint by the U.S. District Court for the District of Colorado (the “Court”) on August 28, 2015 in favor of Flechner in the amount of $2,157,000, plus interest through the date of judgment of $235,246, plus interest of $472.76/day from August 28, 2015 until paid in full. The Company has recognized the daily interest due from the date of the August 28, 2015 judgment through December 31, 2022, totaling $1,311,490, resulting in a total amount of $3,703,736 being included in the accrual for settlement of lawsuits relating to this matter in the accompanying December 31, 2022 consolidated balance sheet.

On November 29, 2021, the Company was notified that its majority shareholder, GPR, had executed definitive documents with Stephen Flechner to acquire his judgment against the Company. Documents have been filed with the Court to reflect this acquisition.

NOTE 10 - INCOME TAXES

The components of income tax expense for the years ended December 31, 2022, and 2021 consist of the following:

	2022	2021
Current tax provision	$—	$—
Deferred tax benefit	(221,000)	(237,000)
Valuation allowance	221,000	237,000
Total income tax provision	$—	$—

Reconciliations between the statutory rate and the effective tax rate for the years ended December 31, 2022, and 2021 consist as follows:

	2022	2021
Federal statutory tax rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	0%	0%
Permanent differences	—	—%
Valuation allowance	21.0%	21.0%
Effective tax rate	—	—

Significant components of the Company’s deferred tax assets as of December 31, 2022, and 2021 are summarized below. The calculations presented below reflect the new U.S. federal statutory corporate tax rate of 21% effective January 1, 2018. See Note 2 – Income Taxes

	2022	2021
Deferred tax assets:
Net operating loss carry forwards	$7,809,000	$7,588,000
Impairment of assets	6,941,000	6,941,000
Stock based compensation	2,228,000	2,228,000
Loss on settlement of debt	32,000	32,000
Change in prior estimates	(798,000)	-
Total deferred tax asset	16,212,000	16,789,000
Valuation allowance	(16,212,000)	(16,789,000)
	$—	$—

Management decisions are made annually and could cause the estimates above to vary significantly. As of December 31, 2022, the Company revised the estimate of its deferred tax asset, and corresponding valuation allowance, for prior years in the amount of approximately $798,000.

As of December 31, 2022, the Company had approximately $106,000,000 of federal net operating loss carry forwards. These carry forwards, if not used, will begin to expire in 2028. Future utilization of their net operating loss carry forwards is subject to certain limitations under Section 382 of the Internal Revenue Code. The Company believes that the issuance of their common stock in exchange for the Shea Mining and Milling properties in March of 2011 resulted in an “ownership change” under the rules and regulations of Section 382. Accordingly, the Company’s ability to utilize their net operating losses of $69,000,000 generated prior to this date is limited to approximately $1,000,000 annually.

As of December 31, 2022, we do not believe any of our net operating loss carry forward consists of deductions generated by the exercise of warrants or options to purchase our stock. In the future, the stock options referenced in the above table of deferred tax items may be exercised and we may receive a tax deduction. To the extent that the tax deduction is included in a net operating loss carry forward and is in excess of amounts recognized for book purposes, no benefit will be recognized until the loss carry forward is recognized. Upon utilization and realization of the carry forward, the corresponding change in the deferred asset and valuation allowance will be recorded as additional paid-in capital.

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

NOTE 11 - SUBSEQUENT EVENTS

The Company entered into an Amendment and Forbearance Agreement with GPR on January 5, 2023 wherein GPR agreed to: (a) increase the existing LOC from $5,000,000 due March 16, 2025 to $35,000,000 due March 16, 2027, (b) roll two existing promissory notes purchased by GPR into the LOC resulting in the extinguishment of such notes as separate instruments, and (c) to forebear until January 12, 2024, on exercising its foreclosure rights under its defaulted Senior Secured Note. The Company’s Board of Directors approved a revision in the conversion price at which the LOC may convert into the Company’s common stock from $1.65 per share to $1.05 per share, based upon the market price of the Company’s common stock over the 3 days preceding the agreement. GPR is the Company’s majority shareholder and largest debtholder. GPR holds a senior secured interest in all of the assets of the Company, including the stock of its subsidiary entities.

Consistent with the Company’s Definitive Plan of Merger dated January 10, 2022, the merger target, Sustainable Metal Solutions, LLC and Subsidiaries (“SMS”) agreed to the Company’s independent accountants conducting an audit of its financial statements for 2022 and 2021 and to assist in the financial disclosure requirements required by the SEC. As previously disclosed, this is a complex audit and is still in process. In addition, the SK 1300, a comprehensive independent engineering report on SMS’s mineral reserves at December 2021 and 2022, required by the SEC, are being completed; another necessary step in preparing the merger disclosure documents to solicit ACRG’s shareholder approval of the planned business combination.

SMS is a group pf companies that has developed a significant primary source of metals for conventional mining and secondary sources of metals from previously discarded mining tailings for re-reprocessing and recovery. Access to the large amount of mine tailings on ACRG’s Nevada property adds favorably to SMS’s plans. Its goal is to enhance the US’s supply chain of various metals produced locally using environmentally friendly methods. In addition, SMS’s sustainable resource program has developing interests in alternative sources of energy, including ACRG’s Nevada property which is zoned for solar development, and the conservation of our water resources.

Besides SMS’s efforts to prepare for broad public disclosure of its currently privately held business, ACRG must uplist to NASDAQ as a condition of closing the merger. GPR, an SMS affiliate, has provided all of ACRG’s funding over the last four years, and is committed to continue to do so to assist ACRG in developing a successful future.