Form 10-Q
period 2023-03-31
American Clean Resources Group, Inc.
filed 2023-05-15
CIK 773717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

12567 West Cedar Drive, Lakewood, CO 80228-2039

(Address of Principal Executive Offices)

(888) 960-7347

(Issuer’s Telephone Number, Including Area Code)

611 Walnut Street, Gadsden, Alabama 35901

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

As of May 10, 2023, there were 2,674,530 shares of common stock outstanding which is the Registrant’s only class of voting stock.

Documents incorporated by reference

AMERICAN CLEAN RESOURCES GROUP, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2023

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain statements which are forward-looking in nature and are based on the current beliefs of our management as well as assumptions made by and information currently available to management, general trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this Form 10-Q, the words “may,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict” and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. These statements reflect our judgment as of the date of this Form 10-Q with respect to future events, the outcome of which is subject to risks. We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectations, which may have a significant impact on our business, operating results, financial condition or your investment in our common stock, as described in Part II, Item 1A entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) on April 17, 2023.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN CLEAN RESOURCES GROUP, INC.

CONDENSED Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash	$658	$1,251

Total current assets	658	1,251

Mining and mineral rights	3,883,524	3,883,524

Total Assets	$3,884,182	$3,884,775

Liabilities and Shareholders’ Deficit
Senior secured convertible promissory note payable, related party	$2,229,187	$2,229,187
Promissory notes payable, related party	---	477,500
Convertible promissory notes payable, related party	2,184,913	1,299,527
Accrual for settlement of lawsuits, related party	3,746,285	3,703,736
Accounts payable	1,075,042	1,132,614
Accrued interest, related party $1,978,761 and $2,286,109 at March 31, 2023 and December 31, 2022	3,310,636	3,508,735
Total current liabilities	12,546,063	12,351,299

Commitments and Contingencies (Note 7)

Preferred stock, Series A, $ .001 par value, 110,000,000 shares authorized: 10,000,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	10,000,000	10,000,000

Shareholders’ deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized: 2,674,530 issued and outstanding at March 31, 2023 and December 31, 2022	2,674	2,674
Additional paid-in capital	88,061,298	88,061,298
Accumulated deficit	(106,725,853)	(106,530,496)
Total shareholders’ deficit	(18,661,881)	(18,466,524)

Total Liabilities and Shareholders’ Deficit	$3,884,182	$3,884,775

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN CLEAN RESOURCES GROUP, INC.

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	March 31, 2023	March 31, 2022

Revenues	$—	$—

Operating expenses:
General and administrative	42,119	126,857

Total operating expenses	42,119	126,857
Loss from operations	(42,119)	(126,857)

Other income (expense):
Other income	2,099	2,099
Gain on derecognition of accounts payable	57,572	----
Interest expense	(212,909)	(182,698)
Total other expense, net	(153,238)	(180,599)
Loss before income tax provision	(195,357)	(307,456)

Income tax provision	—	—
Net loss	$(195,357)	$(307,456)

Basic diluted net loss per common share	$(0.07)	$(0.11)

Basic diluted weighted average common shares outstanding	2,674,530	2,674,530

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN CLEAN RESOURCES GROUP, INC.

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three months ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net loss	$(195,357)	$(307,456)
Adjustments to reconcile net loss to cash flows used in operating activities:
Gain on derecognition of certain accounts payable	(57,572)	---
Expenses paid directly by related party	39,426	124,367
Changes in operating assets and liabilities:
Accrued interest	170,361	120,804
Accrual for settlement of lawsuits, related party	42,549	61,894
Net cash used in operating activities	(593)	(391)

Cash flows from investing activities:	—	—

Cash flows from financing activities:

Proceeds from convertible debentures	---	---

Net cash provided by financing activities	---	---

Decrease in cash	(593)	(391)
Cash, beginning of period	1,251	2,363
Cash, end of period	$658	$1,972

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN CLEAN RESOURCES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	Common Stock			Accumulated
	Shares	Amount	APIC	Deficit	Total
Balance at December 31, 2021	2,674,530	$2,674	$88,061,298	$(105,477,856)	$(17,413,884)

Net loss	---	---	---	(307,456)	(307,456)

Balance at March 31, 2022	2,674,530	2,674	88,061,298	(105,785,312)	(17,721,340)

Balance at December 31, 2022	2,674,530	2,674	88,061,298	(106,530,496)	(18,466,524)

Net loss	---	---	---	(195,357)	(195,357)

Balance at March 31, 2023	2,674,530	$2,674	$88,061,298	$(106,725,853)	$(18,661,881)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN CLEAN RESOURCES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(unaudited)

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2023, the Company incurred net losses from operations of $195,357. At March 31, 2023, the Company had an accumulated deficit of $106,725,853 and a working capital deficit of $12,545,405. In addition, virtually all of the Company’s assets are encumbered or pledged under a senior secured convertible promissory note payable to a related party that is in default. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the three months ended March 31, 2023, the Company had $39,426 of expenses, and $945,960 of defaulted notes payable and accrued interest sold by their holders, that were paid directly by GPR, a related party and the Company's convertible note line of credit with GPR was increased by this same amount. During the three months ended March 31, 2022, the Company had $314,433 of expenses that were paid directly by GPR, a related party and the Company's convertible note line of credit with GPR was increased by this same amount. (See Notes 4 and 8).

Management believes that private placements of equity capital and/or additional debt financing will be needed to fund our long-term operating requirements. The Company may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences, or privileges senior to our common stock. Additional financing may not be available on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of ACRG and its wholly owned subsidiary Aurielle Enterprises Inc. (“AE”) and its wholly owned subsidiaries Tonopah Custom Processing, Inc., (“TCP”) and Tonopah Resources, Inc. (“TR”) All significant intercompany transactions, accounts and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2022, filed April 17, 2023. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year as a whole.

The accompanying condensed consolidated financial statements of the Company have been prepared using the accrual method of accounting in accordance with U.S. GAAP and considering the requirements of the SEC.

Cash

We maintain our cash in high-quality financial institutions. The balances, at times, may exceed federally insured limits, however the Company has not experienced any losses with respect to uninsured balances.

Long-Lived Assets and Impairment of Long-Lived Assets

The Company annually evaluates the carrying value of long-lived assets to be held and used, including but not limited to, mineral properties, mine tailings, mine dumps, capital assets and intangible assets, or sooner when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose.

Use of Estimates

Preparing condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition and Deferred Revenue

As of March 31, 2023 and December 31, 2022, we have recorded no revenues from custom permitted processing toll milling. If we achieve revenue generation, the Company plans to report such revenues consistent with ASC Topic 606 Revenues from Contracts with Customers.

Financial Instruments

The carrying amounts for all financial instruments approximates fair value. The carrying amounts for cash, accounts payable and accrued liabilities approximated fair value because of the short maturity of these instruments. The fair value of short-term debt is approximated at their carrying amounts based upon the expected borrowing rate for debt with similar remaining maturities and comparable risk.

Loss per Common Share

Basic earnings (loss) per common share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per common share is determined using the weighted average number of common shares outstanding during the periods presented, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of options, warrants and conversion of convertible debt. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents, because their inclusion would be antidilutive.

At March 31, 2023, and December 31, 2022, the number of equivalent shares of convertible notes payable of 2,324,261 and 846,499 respectively, were excluded from the diluted weighted average common share calculation due to the antidilutive effect such shares would have on net loss per common share.

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

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at December 31, 2022 and March 31, 2023. The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

Recent Accounting Standards

During the three month period ended March 31, 2023, and through May 15, 2023, there were several new accounting pronouncements issued by the Financial Accounting Standards Board.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the consolidated balance sheet date of March 31, 2023, through the date which the consolidated financial statements were issued. Based upon the review, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

The Company has continued to assess the realizability of its mining and mineral rights. Based on an assessment the Company conducted in January 2023, the Company believes the carrying value of the rights recorded on its books is not impaired. The Company determined that its land, mineral rights, and water rights of $3,883,524 was fairly stated and not exposed to impairment.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

On March 16, 2020 the Company executed a Line of Credit (“LOC”) with Granite Peak Resources, LLC (“GPR”), a related party, evidenced by a convertible promissory note. The LOC is for up to $2,500,000, matures over three years and may be increased by up to another $1,000,000 and extended an additional two years at GPR’s sole option. The LOC is for funding operating expenses critical to the Company’s basic operations and redirection and all requests for funds may be approved or disapproved in GPR’s sole discretion. The LOC bears interest at 10% per annum, is convertible into shares of the Company’s common stock at a per share price of $1.65 and is secured by the real and personal property of the Company and its subsidiaries, and the subsidiaries’ stock GPR already has under lien (See Note 8). During the three months ended March 31, 2023, the Company had $39,426 of expenses, and $945,960 of defaulted notes payable and accrued interest sold by their holders, that were paid directly by GPR, a related party and the Company's convertible note line of credit with GPR was increased by this same amount. During the year ended December 31, 2022, the Company had $314,433 of expenses that were paid directly by GPR, a related party and the Company's convertible note line of credit with GPR was increased by this same amount certain accounts payable. At March 31, 2023 and December 31, 2022 the balance due GPR under the LOC is $2,184,913 and $1,299,527 principal and $243,169 and $184,928 accrued interest, respectively.

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

Advances by GPR to pay directly certain operating expenses, reduce certain accounts payable, or acquire certain notes payable in default on the Company’s behalf have been included in the convertible promissory issued by the Company in connection with the LOC and classified accordingly in the accompanying condensed consolidated financial statements.

NOTE 5 – PREFERRED STOCK – SERIES A

The Series A Preferred Stock is presented as mezzanine equity due to its rights and preference. The Attributes of the Series A Preferred Stock include but are not limited to the following:

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

NOTE 6 – COMMON STOCK

Common Stock - Option Grants

The Company recorded no compensation expense for the three months ended March 31, 2023 and 2022. As of March 31, 2023, there was $0 in unrecognized compensation expense.

The Company did not grant any options during the three months ended March 31, 2023, none expired, and none were cancelled. There are no unvested options as of March 31, 2023.

Common Stock issued on exercise of stock options

None.

Sale of Common Stock

None.

Option Grants

During the three months ended March 31, 2023 and the year ended December 31, 2022, there were no option grants issued, cancelled, or outstanding.

Common Stock Purchase Warrants

For warrants granted to non-employees in exchange for services, the Company recorded the fair value of the equity instrument using the Black-Scholes pricing model unless the value of the services is more reliably measurable.

During the three months ended March 31, 2023 and the year ended December 31, 2022, there were no stock purchase warrants issued, cancelled, or outstanding.

The aggregate intrinsic value of the outstanding and exercisable warrants at March 31, 2023 and December 31, 2022, respectively, was $0, as there are no outstanding and exercisable warrants.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

Legal Matters

Stephen E. Flechner v. Standard Metals Processing, Inc.

On August 12, 2015 the United States District Court for the District of Colorado issued a judgment in favor of Stephen E. Flechner for $2,157,000. An amended final judgment was ordered in adjudication of the Complaint by the U.S. District Court for the District of Colorado (the “Court”) on August 28, 2015 in favor of Flechner in the amount of $2,157,000, plus interest through the date of judgment of $235,246, plus interest of $472.76/day from August 28, 2015 until paid in full. The Company has recognized the daily interest due from the date of the August 28, 2015 judgment through March 31, 2023, totaling $1,354,038, resulting in a total amount of $3,746,285 being included in the accrual for settlement of lawsuits relating to this matter in the accompanying condensed consolidated balance sheet as of March 31, 2023.

On November 29, 2021, the Company was notified that its majority shareholder, GPR, had executed definitive documents with Stephen Flechner to acquire his judgment against the Company. Documents have been filed with the Court to reflect this acquisition.

NOTE 8 – related party TRANSACTIONS

During March 2019, the Company was informed that a change of control of the Company had occurred. GPR, through its members, including Pure Path Capital Management LLC acquired 1,389,289 shares of common stock (including 90,000 warrants to purchase common stock). The members transferred their shares of common stock of the Company in exchange for a pro-rata ownership interest in GPR and are listed in the Schedule 13D filed by GPR on March 29, 2019. Since March 2019, through March 31, 2023, GPR and its members, through several unsolicited transactions purchased another 43,206 shares of common stock. GPR has not communicated to the Company any plans to change any of the current officers or directors or governing documents. GPR has expressed the purpose of its acquisition is to assist the Company in resolving its current obligations and claims, as a critical step in determining its future business plans.

GPR also acquired the senior secured creditor position previously held by Pure Path Capital Group LLC (the “Secured Note”), which includes a $2,500,000 first deed of trust on the Tonopah property and an outstanding promissory note with a principal balance of $2,229,187 as of both March 31, 2023 and December 31, 2022, and related accrued interest of $1,978,761 and $2,286,109, respectively. The Secured Note is securitized by all the Company’s tangible or intangible assets, already or hereinafter acquired, including but not limited to machinery, inventory, accounts receivable, cash, computers, hardware, land and mineral rights, etc., and all of the outstanding shares of the Company’s subsidiary AE and its subsidiaries TCP and TR which are held in Pledge by GPR’s Nevada counsel. The outstanding principal balance on the Secured Note of $2,229,187 together with related accrued interest of $978,761 at March 31, 2023.

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

On February 11, 2015, the Company issued an unsecured promissory note (the “TG Note”) to Tina Gregerson Family Properties, LLC, an entity controlled by a former director of the Company. The TG Note for up to $750,000 was provided in tranches. Maturity of each tranche is one year from the date of receipt. Interest accrued at 8% per annum on each tranche. Under the terms of the TG Note, the Company received $477,500. The TG Note was purchased from Ms. Gregerson by GPR, the Company’s majority shareholder in September 2021 and rolled into the LOC on January 5, 2023 and is no longer a separate note with a separate balance.

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

At March 31, 2023 and December 31, 2022, the weighted average shares from no stock options or warrants outstanding and Convertible Promissory note equivalent shares of 2,324,261, and 846,499, respectively were excluded from the diluted weighted average common share calculation, due to the antidilutive effect such shares would have on net loss per common share.

NOTE 10 – SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis of financial condition and results of operations should be read in connection with the accompanying unaudited condensed financial statements and related notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on April 17, 2023.

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

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to American Clean Resources Group, Inc. and our wholly owned subsidiary, Aurielle Enterprises Inc. (“AE”), and AE’s wholly owned subsidiaries Tonopah Custom Processing, Inc. (“TCP”) and Tonopah Resources, Inc. (“TR”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

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

Overview of the Company

We have an office in Lakewood, Colorado and, through a subsidiary, a property in Tonopah, Nevada. Our business plan is to purchase equipment and build a facility on the Tonopah property to serve as a permitted custom processing toll milling facility which includes an analytical lab, pyrometallurgical plant, and hydrometallurgical recovery plant. We are required to obtain several permits before we can begin construction of a small-scale mineral processing facility and the required additional buildings to conduct permitted processing toll milling activities and commence operations.

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

The Company owns tailings located on the Tonopah property and the rights to some tailings located in Manhattan, Nevada. The Company has not disturbed or processed any of this material, but recently authorized GPR to examine the economic feasibility of processing the tailings to reclaim their residual content of valuable metals in exchange for the exclusive right to process the tailings should their economic assessment prove positive. The terms of such processing to be mutually agreed upon between GPR and the Company in the future based on the results of the assessment.  In addition, the Company and SMS, an affiliate of GPR, agreed to form a joint venture into which the Company will contribute the solar energy rights attributable to its 1,086 acres in exchange for SMS’s agreement to develop, manage and underwrite the venture.

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

Comparison of the Three Months Ended March 31, 2023 and March 31, 2022

Revenues

We had no revenues from any operations for the three months ended March 31, 2023 and 2022 Furthermore, we do not anticipate any significant future revenue until we have sufficiently funded construction and begin operations.

General and Administrative Expenses

General and administrative expenses were $42,119 for the three months ended March 31, 2023, as compared to $126,857 for the same period in 2022. The decrease for the three months ended March 31, 2023, was principally a result of a reduction in engineering and development expenses necessary with evaluating future uses of the Company’s property. In the three months ended March 31, 2022, the $126,857 of administrative expenses resulted in the substantial completion of that effort. We anticipate that operating expenses will increase for fiscal 2023 as we continue to move forward with the merger with SMS.

Other Income and Expenses

We receive monthly lease payments of from American Tower Corporation for a cellular tower located on our Tonopah land. As such Other Income for the three months ended March 31, 2023, was $2,099. Additionally, the gain on derecognition of debt for the three months ended March 31, 2023 of $57,572 was not reproduceable in the prior period.

Interest expense for the three months ended March 31, 2023, was $212,909, compared to $182,698 for the same period in 2022. The increase of $30,211 in the current period was consistent with the balances of debt between periods.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements through increases in convertible debt pursuant to our LOC during the three months ended March 31, 2023 and 2022. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had a working capital deficit of $12,545,405 at March 31, 2023. Cash was $658 at March 31, 2023, as compared to cash of $1,251 at December 31, 2022.

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

Operating Activities

Net cash used in operating activities was $(593) and $(391) for the three months ended March 31, 2023 and 2022, respectively. Cash was provided by operating activities during both periods primarily due to payments advanced under the LOC for operating expenses offset by net increases in accrued liabilities.

Financing Activities

For the three months ended March 31, 2023, net cash provided by financing activities was $0. For the three months ended March 31, 2022, net cash provided by financing activities was also $0.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2023, we did not engage in any off-balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our condensed consolidated financial statements included herein for the three months ended March 31, 2023 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

Impairment of Long-lived Assets

We review our property and mining and mineral rights subject to amortization and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset class may not be recoverable. Indicators of potential impairment include: an adverse change in legal factors or in the business climate that could affect the value of the asset; an adverse change in the extent or manner in which the asset is used or is expected to be used, or in its physical condition; and current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of the asset. If indicators of impairment are present, the asset is tested for recoverability by comparing the carrying value of the asset to the related estimated undiscounted future cash flows expected to be derived from the asset. If the expected cash flows are less than the carrying value of the asset, then the asset is considered to be impaired and its carrying value is written down to fair value, based on the related estimated discounted cash flows. During the year ended December 31, 2018, we combined the carrying value of our mining and mineral assets as they are inseparable and depend upon each other in value creation. See Note 3. There were no impairment charges in the three months ended March 31, 2023.

Recent Accounting Standards

During the year ended December 31, 2022, and the three months ended March 31, 2023 and through the date of this filing, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer and Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2023 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Stephen E. Flechner v. Standard Metals Processing, Inc.

On August 12, 2015 the United States District Court for the District of Colorado issued a judgment in favor of Stephen E. Flechner for $2,157,000. An amended final judgment was ordered in adjudication of the Complaint by the U.S. District Court for the District of Colorado (the “Court”) on August 28, 2015 in favor of Flechner in the amount of $2,157,000, plus interest through the date of judgment of $235,246, plus interest of $472.76/day from August 28, 2015 until paid in full. The Company has recognized the daily interest due from the date of the August 28, 2015 judgment through March 31, 2023, totaling $1,354,038, resulting in a total amount of $3,746,284 being included in the accrual for settlement of lawsuits relating to this matter in the accompanying condensed consolidated balance sheet as of March 31, 2023.

On November 29, 2021, the Company was notified that its majority shareholder, GPR, had executed definitive documents with Stephen Flechner to acquire his judgment against the Company. Documents have been filed with the Court to reflect this acquisition.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item. We note, however, that an investment in our common stock involves a number of very significant risks. Investors should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended December 31, 2022, as filed with SEC on April 17, 2023, in addition to other information contained in such Annual Report and in this Quarterly Report on Form 10-Q, in evaluating the Company and our business before purchasing shares of our common stock. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

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

Date: May 15, 2023

By:	/s/ Sharon Ullman
Sharon Ullman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: May 15, 2023