Form 10-Q
period 2023-06-30
American Clean Resources Group, Inc.
filed 2023-08-23
CIK 773717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 18, 2023, there were 12,918,760 shares of common stock outstanding which is the Registrant’s only class of voting stock.

Documents incorporated by reference.

AMERICAN CLEAN RESOURCES GROUP, INC.

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN CLEAN RESOURCES GROUP, INC.

CONDENSED Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash	$716	$1,251

Total current assets	716	1,251

Mining and mineral rights	3,883,524	3,883,524

Total Assets	$3,884,240	$3,884,775

Liabilities and Shareholders’ Deficit
Current Liabilities:
Senior secured convertible promissory note payable, related party	$—	$2,229,187
Promissory note payable, related party	—	477,500
Convertible promissory note payable, related party	10,238,404	1,299,527
Accrual for settlement of lawsuits, related party	—	3,703,736
Accounts payable	1,075,042	1,132,614
Accrued interest, related party $182,282 and $2,286,109 at June 30, 2023 and December 31, 2022	1,654,612	3,508,735
Total current liabilities	12,968,058	12,351,299

Commitments and Contingencies (Note 7)

Preferred stock, Series A, $ .001 par value, 50,000,000 shares authorized: 10,000,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	10,000,000	10,000,000

Shareholders’ deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized: 2,674,530 issued and outstanding at June 30, 2023 and December 31, 2022	2,674	2,674
Additional paid-in capital	88,061,298	88,061,298
Accumulated deficit	(107,147,790)	(106,530,496)
Total shareholders’ deficit	(19,083,818)	(18,466,524)

Total Liabilities and Shareholders’ Deficit	$3,884,240	$3,884,775

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN CLEAN RESOURCES GROUP, INC.

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Revenues	$—	$—	$—	$—

Operating expenses:
General and administrative	164,445	184,848	206,565	311,706

Total operating expenses	164,445	184,848	206,565	311,706
Loss from operations	(164,445)	(184,848)	(206,565)	(311,706)

Other income (expense):
Other income	2,099	2,099	4,198	4,198
Gain on derecognition of debt	—	—	57,572	—
Interest expense	(259,590)	(184,961)	(472,499)	(367,659)

Total other expense, net	(257,491)	(182,862)	(410,729)	(363,461)
Loss before income tax provision	(421,936)	(367,710)	(617,294)	(675,167)

Income tax provision	—	—	—	—
Net loss	$(421,936)	$(367,710)	$(617,294)	$(675,167)

Basic net loss per common share	$(0.16)	$(0.14)	$(0.23)	$(0.25)

Basic weighted average common shares outstanding	2,674,530	2,674,530	2,674,530	2,674,530

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN CLEAN RESOURCES GROUP, INC.

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net loss	$(617,294)	$(675,167)
Adjustments to reconcile net loss to cash flows provided by operating activities:
Gain on derecognition of certain debt	(57,572)	—
Expenses paid and notes and judgment acquired directly by related party	159,283	247,942
Changes in operating assets and liabilities -
Reduction of accrued interest	472,499	58,751
Accrued expenses	—	262,744
Reduction in provision for settlement of lawsuit	42,549	104,915

Net cash used in operating activities	(535)	(815)
Cash flows from investing activities:	—	—
Cash flows from financing activities:
Proceeds from convertible debentures	—	—

Net cash provided by financing activities	—	—

Decrease in cash	(535)	(815)
Cash, beginning of period	1,251	2,363
Cash, end of period	$716	$1,548

Supplemental cash flow disclosures
Advances from related party to pay expenses on Company’s behalf	$162,404	$247,942
Consolidation of debt and accrued interest due to related party	$8,779,594	—

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN CLEAN RESOURCES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED June 30, 2023 AND 2022

	Common Stock			Accumulated
	Shares	Amount	APIC	Deficit	Total
Balance at December 31, 2021	2,674,530	$2,674	$88,061,298	$(105,477,856)	$(17,413,884)

Net loss	—	—	—	(675,167)	(675,167)

Balance at June 30, 2022	2,674,530	$2,674	$88,061,298	$(106,153,023)	$(18,089,051)

Balance at December 31, 2022	2,674,530	$2,674	$88,061,298	$(106,530,496)	$(18,466,524)

Net loss	—	—	—	(617,294)	(617,294)

Balance at June 30, 2023	2,674,530	$2,674	$88,061,298	$(107,146,790)	$(19,083,818)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN CLEAN RESOURCES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023

(unaudited)

NOTE 1 – NATURE OF BUSINESS

American Clean Resources Group, Inc. (“we,” “us,” “our,” “ACRG” or the “Company”) is an exploration stage company, incorporated in Nevada having an office in Lakewood, Colorado and through its subsidiary, a property in Tonopah, Nevada. The business plan is to purchase equipment and build a facility on the Tonopah property to serve as a permitted custom processing toll milling facility (which includes an analytical lab, pyrometallurgical plant, and hydrometallurgical recovery plant).

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2023, the Company incurred net losses from operations of $617,294. At June 30, 2023, the Company had an accumulated deficit of $107,147,790 and a working capital deficit of $12,967,342. In addition, virtually all of the Company’s assets are encumbered or pledged under a senior secured convertible promissory note payable to a related party. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the six months ended June 30, 2023, the Company had $162,404 of expenses, and $8,938,877 of notes payable and accrued interest, plus a legal judgement sold by their holders, that were purchased directly by Granite Peak Resources, LLC (“GPR”), a related party and the Company’s convertible line of credit with GPR was increased by this same amount. During the year ended December 31, 2022, the Company had $314,433 of expenses that were paid directly by GPR, a related party and the Company’s convertible line of credit with GPR was increased by this same amount. (See Note 4).

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of American Clean Resources Group Inc. (“ACRG”) and its wholly owned subsidiary Aurielle Enterprises Inc. (“AE”) and its wholly owned subsidiaries, Tonopah Custom Processing, Inc., (“TCP”) and Tonopah Resources, Inc. (“TR”). All significant intercompany transactions, accounts and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2022, filed April 17, 2023. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the year as a whole.

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

Use of Estimates

Preparing condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition and Deferred Revenue

As of June 30, 2023 and December 31, 2022, we have recorded no revenues from custom permitted processing toll milling. If we achieve revenue generation, the Company plans to report such revenues consistent with ASC Topic 606 Revenues from Contracts with Customers.

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

At June 30, 2023, and December 31, 2022, the number of equivalent shares of convertible notes payable of 10,030,236 and 846,499 respectively, were excluded from the diluted weighted average common share calculation due to the antidilutive effect such shares would have on net loss per common share.

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

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at December 31, 2022 and June 30, 2023. The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

Recent Accounting Standards

During the year ended December 31, 2022, and through the date of filing, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

The Company does not own any mining claims. It owns tailings located on the Tonopah property and the rights to some tailings located in Manhattan, Nevada. The Company has not disturbed or processed any of this material, but recently authorized GPR to examine the economic feasibility of processing the tailings to reclaim their residual content of valuable metals in exchange for the exclusive right to process the tailings should their economic assessment prove positive. The terms of such processing to be mutually agreed upon between GPR and the Company in the future based on the results of the assessment.  In addition, the Company and Sustainable Metal Solutions, LLC (“SMS”), an affiliate of GPR, previously agreed to form a joint venture into which the Company would have contributed the solar energy rights attributable to its 1,086 acres in exchange for SMS’s agreement to develop, manage and underwrite the venture, as the Company and SMS are in contract for the Company’s acquisition of SMS, the Company intends to incorporate solar energy production into its planned operations.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the condensed consolidated balance sheet date of June 30, 2023, through the date which the consolidated financial statements were issued. Based upon the review, other than described in Note 9 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

NOTE 3 – MINING AND MINERAL RIGHTS

The Company is preparing the Tonopah property site for the construction of a permitted custom processing toll milling facility including grading the land, installing fencing, and working with contractors for our planned 21,875 square foot building and servicing and drilling various wells for our future operations.

The Company has continued to assess the realizability of its mining and mineral rights. Based on an assessment the Company conducted in January 2023, the Company believes the carrying value of the rights recorded on its books is not impaired. However, the Company determined that its land, mineral rights, and water rights of $3,883,524 were fairly stated and not exposed to impairment.

NOTE 4 – CONVERTIBLE PROMISSORY NOTE(S) PAYABLE, RELATED PARTY

On March 16, 2020 the Company executed a Line of Credit (“LOC”) with Granite Peak Resources, LLC (“GPR”), a related party, evidenced by a convertible promissory note. The LOC is for up to $2,500,000, matures over three years and may be increased by up to another $1,000,000 and extended an additional two years at GPR’s sole option. The LOC is for funding operating expenses critical to the Company’s basic operations and redirection and all requests for funds may be approved or disapproved in GPR’s sole discretion. The LOC bears interest at 10% per annum, was convertible into shares of the Company’s common stock at a per share price of $1.65 and is secured by the real and personal property of the Company and its subsidiaries, and the subsidiaries’ stock GPR already has under lien (See Note 8).

The Company entered into an Amendment and Forbearance Agreement with GPR on January 5, 2023 wherein GPR agreed to: (a) increase the existing LOC from $5,000,000 due March 16, 2025 to $35,000,000 due March 16, 2027, (b) roll two existing promissory notes and the judgement purchased by GPR into the LOC resulting in the extinguishment of such notes and judgement as separate instruments, and (c) to forebear until January 12, 2024, on exercising its foreclosure rights under its Senior Secured Note. The Company’s Board of Directors approved a revision in the conversion price at which the LOC may convert into the Company’s common stock from $1.65 per share to $1.05 per share, based upon the market price of the Company’s common stock over the 3 days preceding the agreement. GPR is the Company’s majority shareholder and largest debtholder. GPR holds a senior secured interest in all of the assets of the Company, including the stock of its subsidiary entities. Effective June 12, 2023, the Company entered into a Third Amendment Agreement with GPR, wherein the LOC was increased to $52,500,000 and both the Senior Secured Promissory Note (previously held by Pure Path and acquired in 2019- see the Company’s 10-K for 2022) and the Flechner Judgment (defined in Note 7 below) were rolled into the balance of the LOC and the Deed of Trust was increased to $250,000,000.

Advances by GPR to pay directly certain operating expenses, reduce certain accounts payable, or acquire certain notes payable on the Company’s behalf have been included in the convertible promissory issued by the Company in connection with the LOC and classified accordingly in the accompanying consolidated condensed financial statements. During the six months ended June 30, 2023, the Company had $162,404 of expenses, and $8,938,877 of notes payable and accrued interest, and a legal judgment sold by their respective holders, that were purchased directly by GPR, a related party and the Company’s convertible line of credit with GPR was increased by this same amount. During the year ended December 31, 2022, the Company had $162,404 of expenses that were paid directly by GPR, and the Company’s convertible line of credit with GPR was increased by this same amount of the related accounts payable and liabilities. At June 30, 2023 and December 31, 2022 the balance due GPR under the LOC is $10,238,404 and $1,199,527 principal and $293,344 and $184,928 accrued interest, respectively.

The entire balance of the LOC was converted into shares of restricted common stock of the Company in August 2023. See Subsequent Events.

NOTE 5 – PREFERRED STOCK – SERIES A

The Series A Preferred Stock is presented as mezzanine equity due to its rights and preference. The Attributes of the Series A Preferred Stock are included in the Company’s Annual Statement on Form 10-K.

NOTE 6 – COMMON STOCK

Common Stock - Option Grants

The Company recorded no compensation expense for the six months ended June 30, 2023 and 2022. As of June 30, 2023, there was $0 in unrecognized compensation expense.

The Company did not grant any options during the six months ended June 30, 2023, none expired, and none were cancelled. There are no unvested options as of June 30, 2022.

For warrants granted to non-employees in exchange for services, the Company recorded the fair value of the equity instrument using the Black-Scholes pricing model unless the value of the services is more reliably measurable.

The Company did not grant any warrants during the six months ended June 30, 2023 and no warrants were exercised, 5,000 expired, and none were cancelled. At June 30, 2022 there were 5,000 warrants outstanding, with exercise prices of $56.00, a weighted exercise price of $56.00 and a weighted remaining contractual life of 0.9 years.

The aggregate intrinsic value of the 5,000 outstanding and exercisable warrants at June 30, 2023 and December 31, 2022 was $0. The intrinsic value is the difference between the closing stock price on June 30, 2023 and December 31, 2022, and the exercise price, multiplied by the number of in-the-money warrants had all warrant holders exercised their warrants on June 30, 2023 or June 30, 2022.

Common Stock issued on exercise of stock options

None.

Sale of Common Stock

None.

Option Grants

During the year ended December 31, 2022 and the three and six months ended June 30, 2023, there were no option grants issued, cancelled, or outstanding.

Common Stock Purchase Warrants

For warrants granted to non-employees in exchange for services, the Company recorded the fair value of the equity instrument using the Black-Scholes pricing model unless the value of the services is more reliably measurable.

During the year ended December 31, 2022 and the six months ended June 30, 2023, there were no stock purchase warrants issued, cancelled, or outstanding.

The aggregate intrinsic value of the outstanding and exercisable warrants at December 31, 2023 and 2022, respectively, was $0. The intrinsic value is the difference between the closing stock price on December 31, 2023, and 2022 and the exercise price, multiplied by the number of in-the-money warrants had all warrant holders exercised their warrants on December 31, 2023, and 2022 is $0.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Merger with SMS

On January 10, 2022, the Company executed a definitive agreement to acquire a controlling interest in Sustainable Metal Solutions, LLC (“SMS”) and its subsidiaries (collectively referred to as the “SMS Group”). Closing of the acquisition of the SMS Group is subject to due diligence. The purchase price for the controlling interest of the SMS Group will be determined based on the price of ACRG common stock on the date of Closing, such date to be decided by the Parties in good faith after all conditions precedent are met. The Company will file a registration statement with the Securities and Exchange Commission (“SEC”) covering all shares of common stock issued in connection with this transaction. is committed to being a leading environmental development platform with a focus on producing carbon neutral precious minerals and metals by adhering to a set of clear environmental, social and governance (“ESG”) procedures and policies. The SMS Group is active in the exploration and advancement of mining rights to metals and minerals that may be refined and marketed using the most efficient and sustainable sources of clean energy and operating methods to promote clean land, clean water, and clean air conservation. The SMS Group is working with various technologies to extract valuable metals and minerals efficiently and responsibly, both by mining them from their original underground state and by processing them from historically abandoned mine tailings containing substantial amounts of valuable metals and minerals. These metals were overlooked by earlier mining operations due to less developed separation technologies available at that time and the high cost of moving and reprocessing them. Management of the SMS Group believes that recovering metals and minerals from previously discarded tailings enhances the domestic supply of such metals and minerals at a lower economic cost than importation or traditional domestic mining operations. Additionally, SMS Management believes this will also enables the revitalization of the environment and helps mitigate our carbon footprint. The land, tailings, soil, and material left behind after processing may be repurposed as fill for housing development, land conservation efforts, and road fill, thereby promoting environmental stewardship with sensible land use and biodiversity.

The business of the SMS Group is consistent with the Company’s posture to acquire, license or joint venture with other parties involved in toll milling, processing, or mining related activities, which may include GPR and its affiliated entities, including, but not limited to, NovaMetallix. Inc., and BlackBear Natural Resources, LTD.

The SMS Group agreed to the Company’s independent accountants review and audit its financial statements for 2021, 2022, and 2023, and to assist in the financial disclosure requirements required by the SEC. As previously disclosed, this is a complex audit and is still in process.

In addition, the SK 1300, a comprehensive independent engineering report on SMS's mineral reserves at December 2021, 2022, and 2023, required by the SEC, are being completed; another necessary step in preparing the merger disclosure documents to solicit ACRG’s shareholder approval of the planned business combination.

Legal Matters

Stephen E. Flechner v. Standard Metals Processing, Inc.

On August 12, 2015 the United Stated District Court for the District of Colorado issued a judgment in favor of Stephen E. Flechner. An amended final judgment was ordered in adjudication of the Complaint by the U.S. District Court for the District of Colorado (the “Court”) on August 28, 2015 in favor of Flechner (“Flechner Judgment”).

On November 29, 2021, the Company was notified that its majority shareholder, GPR, had executed definitive documents with Stephen E. Flechner to acquire his judgment against the Company. Documents have been filed with the Court to reflect this acquisition.

On June 12, 2023 the Company and GPR agreed to roll the balance of the Judgment into the LOC.

NOTE 8 – related party TRANSACTIONS

As further detailed in Note 4, in March 2020, the Company executed a Line of Credit (“LOC”) with GPR, a related party, evidenced by a 10% convertible promissory note. The LOC was for up to $2,500,000, matured over three years and may be increased by up to another $1,000.000 and extended an additional two years, respectively at GPR’s sole option. The LOC, like the Secured Note, is secured by all the Company’s assets including a pledge of 100% of its subsidiaries’ stock. As such, the LOC’s outstanding balance and accrued interest increase the amount of secured debt owned by GPR.

The Company entered into an Amendment and Forbearance Agreement with GPR effective July 12, 2021, wherein the LOC was increased to $5,000,000, the due date was extended to March 16, 2025 with an option to increase the LOC by an additional $5,000,000 with an extension for five additional years and the exercise price was reduced to $1.65 per share based on the current market price. The Company entered into a Second Amendment and Forbearance Agreement with GPR on January 5, 2023 wherein GPR agreed to: (a) increase the existing LOC from $5,000,000 due March 16, 2025 to $35,000,000 due March 16, 2027, (b) roll two existing promissory notes purchased by GPR into the LOC resulting in the extinguishment of such notes as separate instruments, and (c) to forebear until January 12, 2024, on exercising its foreclosure rights under its Senior Secured Note. The Company’s Board of Directors approved a revision in the conversion price at which the LOC may convert into the Company’s common stock from $1.65 per share to $1.05 per share, based upon the market price of the Company’s common stock over the 3 days preceding the agreement. Effective June 12, 2023, the Company entered into a Third Amendment Agreement with GPR, wherein the LOC was increased to $52,500,000 and both the Senior Secured Convertible Note (previously held by Pure Path) and the Flechner Judgment (defined in Note 7) were rolled into the balance of the LOC and the Deed of Trust was increased to $250,000,000.

The entire balance of the LOC was converted into shares of restricted common stock of the Company in August 2023. See Subsequent Events.

NOTE 9 – SUBSEQUENT EVENTS

In furtherance of the preparation for the planned merger with the SMS Companies, Granite Peak Resources, LLC converted a $5,250,000 portion of the LOC into 5 million shares of restricted common stock effective August 2, 2023. The remaining $5,506,441 balance of the LOC was converted into 5,244,230 shares of restricted common stock effective August 15, 2023. GPR now owns 11,731,991 shares of common stock which is 90.8% of the Company’s outstanding shares of common stock.

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

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to American Clean Resources, Inc. and our wholly owned subsidiary, Aurielle Enterprises Inc. (“AE”), and AE’s wholly owned subsidiaries Tonopah Custom Processing, Inc. (“TCP”) and Tonopah Resources, Inc. (“TR”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

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

Business Plan

In an effort to move the Company’s business plan forward, the Company may evaluate opportunities to acquire, license, or joint venture with other parties, which may include GPR and its affiliated entities including, but not limited to, Remedy Environmental LLC, and Black Bear Natural Resources, LTD.

The Company owns tailings located on the Tonopah property and the rights to some tailings located in Manhattan, Nevada. The Company has not disturbed or processed any of this material, but recently authorized GPR to examine the economic feasibility of processing the tailings to reclaim their residual content of valuable metals in exchange for the exclusive right to process the tailings should their economic assessment prove positive. The terms of such processing to be mutually agreed upon between GPR and the Company in the future based on the results of the assessment.  In addition, the Company and SMS, an affiliate of GPR, previously agreed to form a joint venture into which the Company would have contributed the solar energy rights attributable to its 1,086 acres in exchange for SMS’s agreement to develop, manage and underwrite the venture, as the Company and SMS are in contract for the Company’s acquisition of SMS, the Company intends to incorporate solar energy production into its planned operations.

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

Comparison of the Six Months Ended June 30, 2023 and June 30, 2022

Revenues

We had no revenues from any operations for the six months ended June 30, 2023 and 2022 Furthermore, we do not anticipate any significant future revenue until we have sufficiently funded construction and begin operations.

General and Administrative Expenses

General and administrative expenses were $206,565 for the six months ended June 30, 2023, as compared to $311,706 for the same period in 2022. The decrease for the six months ended June 30, 2023, was principally a result of a reduction in engineering and development expenses necessary with evaluating future uses of the Company’s property. In the six months ended June 30, 2022, the $311,706 of administrative expenses resulted in the substantial completion of that effort. We anticipate that operating expenses will increase for fiscal 2023 as we continue to assess the Company’s future.

Other Income and Expenses

We receive monthly lease payments of from American Tower Corporation for a cellular tower located on our Tonopah land. As such other income for the six months ended June 30, 2023, was $4,198 compared to $4,198 for the respective period in 2022. Additionally, the Company had a gain on derecognition of debt for the six months ended June 30, 2023 of $57,572 which was not applicable in the prior period.

Interest expense for the six months ended June 30, 2023, was $472,499, compared to $367,659 for the same period in 2022. The increase of $104,840 in the prior period was consistent with the balances of debt between periods.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements through increases in convertible debt pursuant to our LOC during the six months ended June 30, 2023, and 2022. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had a working capital deficit of $12,967,342 at June 30, 2023. Cash was $716 at June 30, 2023, as compared to cash of $1,251 at December 31, 2022.

Our cash reserves will not be sufficient to meet our operational needs and thus, we need to raise additional capital to pay for our operational expenses and provide for capital expenditures. Our basic operational expenses are currently estimated at approximately $35,000 per month. Above the basic operational expenses, we estimate that we need approximately $10,000,000 to begin limited toll milling operations. If we are not able to raise additional working capital, we may have to cease operations altogether.

Operating Activities

Net cash used in operating activities was ($535) and ($815) for the six months ended June 30, 2023, and 2022, respectively. Cash was provided by operating activities during both periods primarily due to payments advanced under the LOC for operating expenses offset by net increases in accrued liabilities.

Financing Activities

For the six months ended June 30, 2023, net cash provided by financing activities was $0. For the six months ended June 30, 2022, net cash provided by financing activities was also $0.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2023, we did not engage in any off-balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our condensed consolidated financial statements included herein for the six months ended June 30, 2023 and in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

Impairment of Long-lived Assets

We review our property and mining and mineral rights subject to amortization and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset class may not be recoverable. Indicators of potential impairment include: an adverse change in legal factors or in the business climate that could affect the value of the asset; an adverse change in the extent or manner in which the asset is used or is expected to be used, or in its physical condition; and current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of the asset. If indicators of impairment are present, the asset is tested for recoverability by comparing the carrying value of the asset to the related estimated undiscounted future cash flows expected to be derived from the asset. If the expected cash flows are less than the carrying value of the asset, then the asset is considered to be impaired and its carrying value is written down to fair value, based on the related estimated discounted cash flows. During the year ended December 31, 2018, we combined the carrying value of our mining and mineral assets as they are inseparable and depend upon each other in value creation. See Note 3. There were no impairment charges in the six months ended June 30, 2023.

Recent Accounting Standards

During the year ended December 31, 2022, and the six months ended June 30, 2023 and through the date of this filing, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer and Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2023 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Stephen E. Flechner v. Standard Metals Processing, Inc.

On August 12, 2015 the United Stated District Court for the District of Colorado issued a judgment in favor of Stephen E. Flechner. An amended final judgment was ordered in adjudication of the Complaint by the U.S. District Court for the District of Colorado (the “Court”) on August 28, 2015 in favor of Flechner.

On November 29, 2021, the Company was notified that its majority shareholder, GPR, had executed definitive documents with Stephen Flechner to acquire his judgment against the Company. Documents have been filed with the Court to reflect this acquisition.

On June 12, 2023 the Company and GPR agreed to roll the balance of the Judgment into the LOC.

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

Date: August 23, 2023

By:	/s/ Sharon Ullman
Sharon Ullman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: August 23, 2023