Form 10-Q
period 2023-09-30
American Clean Resources Group, Inc.
filed 2023-11-20
CIK 773717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

12567 West Cedar Drive, Suite 230 Lakewood, CO 80228-2039

(Address of Principal Executive Offices)

720-458-1124

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

As of November 14, 2023, there were 14,418,760 shares of common stock outstanding which is the Registrant’s only class of voting stock.

Documents incorporated by reference.

AMERICAN CLEAN RESOURCES GROUP, INC.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN CLEAN RESOURCES GROUP, INC.

CONDENSED Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash	$1,170	$1,251
Total current assets	1,170	1,251

Fixed Assets:
Mining and mineral rights	3,883,524	3,883,524
Total fixed assets	3,883,524	3,883,524

Other Assets:
Goodwill	7,712,730	-
Total other assets	7,712,730	-

Total assets	$11,597,424	$3,884,775

Liabilities and Shareholders’ Deficit
Current Liabilities:
Senior secured convertible promissory note payable, related party	$—	$2,229,187
Promissory note payable, related party	—	477,500
Convertible promissory note payable, related party	—	1,299,527
Accrual for settlement of lawsuits, related party	—	3,703,736
Accounts payable	1,287,774	1,132,614
Accrued interest, related party, $0 and $2,286,109 at September 30, 2023 and December 31, 2022	1,436,350	3,508,735
Total current liabilities	2,724,124	12,351,299

Commitments and Contingencies (Note 7)

Preferred stock, Series A, $ .001 par value, 50,000,000 shares authorized: 10,000,000 shares issued and outstanding at September 30, 2023 and December 31, 2022	10,000,000	10,000,000

Shareholders’ deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized: 14,418,760 and 2,674,530 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	14,419	2,674
Additional paid-in capital	106,305,994	88,061,298
Accumulated deficit	(107,447,113)	(106,530,496)
Total shareholders’ deficit	(1,126,700)	(18,466,524)

Total Liabilities and Shareholders’ Deficit	$11,597,424	$3,884,775

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN CLEAN RESOURCES GROUP, INC.

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Revenues	$—	$—	$—	$—

Operating expenses:
General and administrative	104,754	150,355	311,319	462,061

Total operating expenses	104,754	150,355	311,319	462,061
Loss from operations	(104,754)	(150,355)	(311,319)	(462,061)

Other income (expense):
Other income	2,098	2,098	6,296	6,296
Gain on derecognition of debt	—	15,138	57,572	15,138
Interest expense	(196,666)	(190,345)	(669,166)	(558,004)

Total other expense, net	(194,569)	(173,109)	(605,298)	(536,570)
Loss before income tax provision	(299,324)	(323,464)	(916,617)	(998,631)

Income tax provision	—	—	—	—
Net loss	$(299,324)	$(323,464)	$(916,617)	$(998,631)

Basic net loss per common share	$(0.05)	$(0.12)	$(0.20)	$(0.37)

Basic weighted average common shares outstanding	5,607,779	2,674,530	4,640,633	2,674,530

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN CLEAN RESOURCES GROUP, INC.

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net loss	$(916,617)	$(998,631)
Adjustments to reconcile net loss to cash flows provided by operating activities:
Gain on derecognition of certain debt	(57,572)	(15,138)
Expenses paid and notes and judgment acquired directly by related party	262,393	395,496
Changes in operating assets and liabilities:
Accrued interest	669,166	58,755
Accrued expenses	—	409,595
Provision for settlement of lawsuit	42,549	148,409

Net cash used in operating activities	(81)	(1,514)
Decrease in cash	(81)	(1,514)
Cash, beginning of period	1,251	2,363
Cash, end of period	$1,170	$849

Supplemental cash flow disclosures
Advances from related party to pay expenses on Company’s behalf	$262,393	$395,496
Consolidation of debt and accrued interest due to related party	$8,779,594	$—
Conversion of debt and accrued interest	$10,756,441	$—
Shares issued for acquisition of SWIS	$7,500,000	$—
Liabilities assumed due to purchase of SWIS	$212,731	$—

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN CLEAN RESOURCES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(unaudited)

	Common Stock			Accumulated
	Shares	Amount	APIC	Deficit	Total
Balance, December 31, 2021	2,674,530	$2,674	$88,061,298	$(105,477,856)	$(17,413,884)

Net loss	—	—	—	(307,456)	(307,456)

Balance, March 31, 2022	2,674,530	$2,674	$88,061,298	$(105,785,312)	$(17,721,340)

Net loss	—	—	—	(367,710)	(367,710)

Balance, June 30, 2022	2,674,530	$2,674	$88,061,298	$(106,153,023)	$(18,089,051)

Net loss	—	—	—	(323,464)	(323,464)

Balance, September 30, 2022	2,674,530	$2,674	$88,061,298	$(106,476,487)	$(18,412,515)

Balance at December 31, 2022	2,674,530	$2,674	$88,061,298	$(106,530,496)	$(18,466,524)

Net loss	—	—	—	(195,357)	(195,357)

Balance, March 31, 2023	2,674,530	$2,674	$88,061,298	$(106,725,853)	$(18,661,881)

Net loss	—	—	—	(421,936)	(421,936)

Balance, June 30, 2023	2,674,530	$2,674	$88,061,298	$(107,147,789)	$(19,083,817)

Issuance of common stock for acquisition	1,500,000	1,500	7,498,500	—	7,500,000

Issuance of common stock for conversion of debt and interest	1,0244,230	10,245	10,746,196	—	10,756,441

Net loss	—	—	—	(299,324)	(299,324)

Balance at September 30, 2023	14,418,760	$14,419	$106,305,995	$(107,447,113)	$(1,126,700)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN CLEAN RESOURCES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023

(unaudited)

NOTE 1 – NATURE OF BUSINESS

American Clean Resources Group, Inc. (“we,” “us,” “our,” “ACRG” or the “Company”) is an exploration stage company, incorporated in Nevada, having an office in Lakewood, Colorado and through its subsidiary, a property in Tonopah, Nevada. The business plan is to purchase equipment and build a facility on the Tonopah property to serve as a permitted custom processing toll milling facility (which includes an analytical lab, pyrometallurgical plant, and hydrometallurgical recovery plant).

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

On September 13, 2023, American Clean Resources Group, Inc. (the “Company”) executed an agreement to acquire a 100% interest in SWIS, L.L.C. (“SWIS”). The Company issued 1,500,000 shares of restricted common stock in exchange for a 100% interest in SWIS. The Company believes this acquisition will help strengthen our economics and further our goal to decrease our environmental impact and promote environmentally conscious operations. SWIS was incorporated in the state of Kentucky and is operating out of a Company office in Louisville, Kentucky.

SWIS has developed an algorithm and a “smart” device that provides essential information to improve water quality from Combined Sewer Overflow (“CSO”). Recently, we have assigned the patent to the University of Louisville (“UofL”) with the intent to commercialize the solution on behalf of the university, community, state and country. More importantly, SWIS along with other fellow entrepreneurs and environmental stewards have assembled a team to launch SWIS, with stakeholders from U. of L, Municipal Sewer Districts (“MSD”), and several state governments. SWIS is actively ready to launch a pilot project to test its modernized approach to CSO Public Notification Programs. Currently, the patented algorithm is on standby for integration into “smart” plugs that will be used for non-invasive in-home notification. An implementation playbook has been designed for municipal use. SWIS has a management team well versed in the necessary strategies for market penetration and adoption and looks to test its behavior modification program abilities with the University of Louisville.

Combined Sewer Systems (“CSS”) were built over a century ago with the intention to divert wastewater away from households. CSS collect rainwater runoff, domestic sewage, and industrial wastewater into a single pipe system, which then transports the combined wastewater to a treatment plant. When the aged CSS is overwhelmed, the result is untreated wastewater being discharged directly into public waterways, such as creeks, streams, rivers, and other local bodies of water referred to as CSO. The resulting discharges of pollutants into public waterways increases the amount of suspended solids from point-source origins introduced to the ecosystem, creating a significant health hazard for wildlife and humans exposed to these waterways, historically tied to disease transmission. These violate the Clean Water Act and result in significant repercussions from the EPA. Currently, over forty million people in 700+ municipalities nationwide live in a municipality with a CSS.

Current solutions rely predominantly on inadequate Public Notification Programs to prevent water use at the source, the household, during high-risk CSO times. The current Public Notification Programs utilized by all municipalities in a CSS entails email signups, website banners, pamphlets, signs, etc., which remains arduous and ineffective. This antiquated, ineffective approach creates the immediate need to develop a modern, real-time notification system that gives individual households and facilities the immediately ability to positively modify their water use behavior resulting in a decrease in harmful point source pollutants unknowingly and unnecessarily being introduced to public waterways.

This project would greatly contribute to the universities’ expanding sustainability program and would put UofL and SWIS in an advanced position to compete to be one of six universities in the US that the EPA will chose as stormwater research hubs. With the completion of a successful Research Project, these stated goals and deliverables would revolutionize a major component of the $1 trillion water infrastructure issue plaguing a growing population and prime UofL and SWIS for nationwide Public Notification Program adoption. The development of our platform will modernize Public Education and Notification Programs that will significantly reduce the monetary cost and health risk of CSO events for municipalities worldwide. The results to be discovered at UofL will give SWIS data and information capable of educating citizens of developed cities across the globe and seamlessly integrating newly developed nations.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2023, the Company incurred net losses from operations of $916,617. At September 30, 2023, the Company had an accumulated deficit of $107,447,113 and a working capital deficit of $2,722,955. In addition, virtually all of the Company’s assets are encumbered or pledged under a senior secured convertible promissory note payable to a related party. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the nine months ended September 30, 2023, the Company had $311,319 of expenses, and $2,724,124 of accounts payable and accrued interest, plus a legal judgement sold by their holders, that were purchased directly by Granite Peak Resources, LLC (“GPR”), a related party and the Company’s convertible line of credit with GPR was increased by this same amount. During the year ended December 31, 2022, the Company had $314,433 of expenses that were paid directly by GPR, a related party and the Company’s convertible line of credit with GPR was increased by this same amount. (See Note 4).

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2022, filed April 17, 2023. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year as a whole.

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

Revenue Recognition and Deferred Revenue

As of September 30, 2023 and December 31, 2022, we have recorded no revenues from custom permitted processing toll milling. If we achieve revenue generation, the Company plans to report such revenues consistent with ASC Topic 606 Revenues from Contracts with Customers.

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

At September 30, 2023, and December 31, 2022, the number of equivalent shares of convertible notes payable of -0- and 846,499 respectively, were excluded from the diluted weighted average common share calculation due to the antidilutive effect such shares would have on net loss per common share.

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

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at September 30, 2023 and December 31, 2022. The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

Recent Accounting Standards

During the nine months ended September 30, 2022, and through the date of filing, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

Acquisition

On September 13, 2023, the Company executed an agreement to acquire a 100% interest in SWIS, L.L.C. (“SWIS”). The Company issued 1,500,000 shares of restricted common stock in exchange for a 100% interest in SWIS. The Company believes this acquisition will help strengthen our economics and further our goal of decreasing our environmental impact and promoting environmentally conscious operations.

Under the terms of the purchase agreement, the purchase price paid to the sellers was an aggregate of $7,500,000 which was paid through the issuance of 1,500,000 shares of the Company’s common stock, or $5.00 per share, which was the fair value of the stock on the closing date.

The provisional fair value of the purchase consideration issued to the Seller was allocated to the net tangible assets acquired. The Company accounted for the SWIS acquisition as the purchase of a business under GAAP under the acquisition method of accounting, and the assets and liabilities acquired were recorded as of the acquisition date, at their respective fair values and consolidated with those of the Company. The fair value of the net assets acquired was approximately $7,500,000. The excess of the aggregate fair value of the net tangible assets has been allocated to goodwill.

The table below shows an analysis for the SWIS acquisition:

Provisional Purchase Consideration at preliminary fair value:	-
Purchase price	$7,500,000
Amount of consideration	$7,500,000
Assets acquired and liabilities assumed at preliminary fair value	-
Inventories	-
Product/Technology related intangibles	-
Marketing related intangibles	-
Customer related intangibles	-
Accounts payable and accrued expenses	(212,730)
Other liabilities	-
Net assets acquired	$(212,730)
-
Total net assets acquired	$(212,730)
Consideration paid	7,500,000
Preliminary goodwill	$7,712,730

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the SWIS acquisition been completed as of January 1, 2023, or to project potential operating results as of any future date or for any future periods.

	For the Nine Months Ended
	September 30,
	2023	2022
Revenues, net	$-	$-
Net loss allocable to common shareholders	$(1,120,068)	$(998,631)
Net loss per share	$(0.24)	$(0.37)
Weighted average number of shares outstanding	4,640,633	2,674,530

NOTE 3 – MINING AND MINERAL RIGHTS

The Company is preparing the Tonopah property site for the construction of a permitted custom processing toll milling facility including grading the land, installing fencing, and working with contractors for our planned 21,875 square foot building and servicing and drilling various wells for our future operations.

The Company has continued to assess the realizability of its mining and mineral rights. Based on an assessment the Company conducted in January 2023, the Company determined that its land, mineral rights, and water rights of $3,883,524 were fairly stated and not exposed to impairment.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED INTEREST

Accounts payable as of September 30, 2023 include a balance of $212,730, which is related to the acquisition of SWIS, $29,794 to other vendors, and $1,045,249 for legal fees which accrues interest at a rate of 12%. Accounts payable as of December 31, 2023 was $1,132,614, of which $1,045,249 was legal fees and $87,365 was to other vendors. During the nine months ended September 30, 2023, $2,619,966 in accrued interest was converted to common stock (see Note 5). As of September 30, 2023 and December 31,2022, the balance of accrued interest was $1,436,352 and $3,508,735, respectively.

NOTE 5 – CONVERTIBLE PROMISSORY NOTE(S) PAYABLE, RELATED PARTY

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

The Company entered into an Amendment and Forbearance Agreement with GPR on January 5, 2023 wherein GPR agreed to: (a) increase the existing LOC from $5,000,000 due March 16, 2025 to $35,000,000 due March 16, 2027, (b) roll two existing promissory notes and the judgement purchased by GPR into the LOC resulting in the extinguishment of such notes and judgement as separate instruments, and (c) to forebear until January 12, 2024, on exercising its foreclosure rights under its Senior Secured Note. The Company’s Board of Directors approved a revision in the conversion price at which the LOC may convert into the Company’s common stock from $1.65 per share to $1.05 per share, based upon the market price of the Company’s common stock over the 3 days preceding the agreement. GPR is the Company’s majority shareholder and largest debtholder. GPR holds a senior secured interest in all of the assets of the Company, including the stock of its subsidiary entities. Effective June 12, 2023, the Company entered into a Third Amendment Agreement with GPR, wherein the LOC was increased to $52,500,000 and both the Senior Secured Promissory Note (previously held by Pure Path and acquired in 2019) and the Flechner Judgment (see the Company’s 10-K for 2022) were rolled into the balance of the LOC and the Deed of Trust was increased to $250,000,000.

Advances by GPR to pay directly certain operating expenses, reduce certain accounts payable, or acquire certain notes payable on the Company’s behalf have been included in the convertible promissory issued by the Company in connection with the LOC and classified accordingly in the accompanying consolidated condensed financial statements. During the nine months ended September 30, 2023, the Company had $311,319 of expenses, and $2,724,123 of notes payable and accrued interest, and a legal judgment sold by their respective holders, that were purchased directly by GPR, a related party, and the Company’s convertible line of credit with GPR was increased by this same amount. During the year ended December 31, 2022, the Company had $314,433 of expenses that were paid directly by GPR, and the Company’s convertible line of credit with GPR was increased by this same amount of the related accounts payable and liabilities. At September 30, 2023 and December 31, 2022 the balance due GPR under the LOC is $0 and $1,199,527 principal and $0 and $184,928 accrued interest, respectively.

In furtherance of the preparation for the planned merger with the SMS Companies, Granite Peak Resources, LLC converted a $5,250,000 portion of the LOC into 5 million shares of restricted common stock effective August 2, 2023. The remaining $5,506,441 balance of the LOC was converted into 5,244,230 shares of restricted common stock effective August 15, 2023. GPR now owns 11,731,991 shares of common stock, which is 90.8% of the Company’s outstanding shares of common stock.

NOTE 6 – PREFERRED STOCK – SERIES A

The Series A Preferred Stock is presented as mezzanine equity due to its rights and preference. The Attributes of the Series A Preferred Stock are included in the Company’s Annual Statement on Form 10-K.

NOTE 7 – COMMON STOCK

Common Stock - Option Grants

The Company recorded no compensation expense for the nine months ended September 30, 2023, and 2022. As of September 30, 2023, there was $0 in unrecognized compensation expense.

The Company did not grant any options during the nine months ended September 30, 2023, none expired, and none were cancelled. There are no unvested options as of September 30, 2022.

For warrants granted to non-employees in exchange for services, the Company recorded the fair value of the equity instrument using the Black-Scholes pricing model unless the value of the services is more reliably measurable.

The Company did not grant any warrants during the nine months ended September 30, 2023, no warrants were exercised, 5,000 expired, and none were cancelled. At September 30, 2022 there were 5,000 warrants outstanding, with exercise prices of $56.00, a weighted exercise price of $56.00 and a weighted remaining contractual life of 0.9 years.

The aggregate intrinsic value of the 5,000 outstanding and exercisable warrants at September 30, 2023 and December 31, 2022 was $0. The intrinsic value is the difference between the closing stock price on September 30, 2023, and December 31, 2022, and the exercise price, multiplied by the number of in-the-money warrants had all warrant holders exercised their warrants on September 30, 2023, or September 30, 2022.

Common Stock issued on exercise of stock options

None.

Sale of Common Stock

None.

Option Grants

During the year ended December 31, 2022, and the three and nine months ended September 30, 2023, there were no option grants issued, cancelled, or outstanding.

Common Stock Purchase Warrants

For warrants granted to non-employees in exchange for services, the Company recorded the fair value of the equity instrument using the Black-Scholes pricing model unless the value of the services is more reliably measurable.

During the nine months ended September 30, 2023, there were no stock purchase warrants issued, cancelled, or outstanding.

Conversion of Debt and Interest

Granite Peak Resources, LLC converted a $5,250,000 portion of the LOC into 5 million shares of restricted common stock effective August 2, 2023. The remaining $5,506,441 balance of the LOC was converted into 5,244,230 shares of restricted common stock effective August 15, 2023. GPR now owns 11,731,991 shares of common stock which is 90.8% of the Company’s outstanding shares of common stock.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

The transaction requires ACRG, as a prerequisite, to uplist its shares to NASDAQ or a NYSE market, after which ACRG will exchange each SMS member unit for one share of ACRG common stock. The Company will file a registration statement with the SEC covering all shares of common stock issued in conformity with the final terms of the completed transaction.

Legal Matters

None.

NOTE 9 – related party TRANSACTIONS

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

The Company entered into an Amendment and Forbearance Agreement with GPR effective July 12, 2021, wherein the LOC was increased to $5,000,000, the due date was extended to March 16, 2025, with an option to increase the LOC by an additional $5,000,000 with an extension for five additional years and the exercise price was reduced to $1.65 per share based on the current market price. The Company entered into a Second Amendment and Forbearance Agreement with GPR on January 5, 2023 wherein GPR agreed to: (a) increase the existing LOC from $5,000,000 due March 16, 2025 to $35,000,000 due March 16, 2027, (b) roll two existing promissory notes purchased by GPR into the LOC resulting in the extinguishment of such notes as separate instruments, and (c) to forebear until January 12, 2024, on exercising its foreclosure rights under its Senior Secured Note. The Company’s Board of Directors approved a revision in the conversion price at which the LOC may convert into the Company’s common stock from $1.65 per share to $1.05 per share, based upon the market price of the Company’s common stock over the 3 days preceding the agreement. Effective June 12, 2023, the Company entered into a Third Amendment Agreement with GPR, wherein the LOC was increased to $52,500,000 and both the Senior Secured Convertible Note (previously held by Pure Path) and the Flechner Judgment (defined in Note 7) were rolled into the balance of the LOC and the Deed of Trust was increased to $250,000,000.

In furtherance of the preparation for the planned merger with the SMS Companies, Granite Peak Resources, LLC converted a $5,250,000 portion of the LOC into 5 million shares of restricted common stock effective August 7, 2023. The remaining $5,506,441 balance of the LOC was converted into 5,244,230 shares of restricted common stock effective August 15, 2023. GPR now owns 11,731,991 shares of common stock which, as of the date of this filing, is 81.37% of the Company’s outstanding shares of common stock.

NOTE 10 – SUBSEQUENT EVENTS

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the condensed consolidated balance sheet date of September 30, 2023, through the date which the consolidated financial statements were issued. Based upon the review, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

Comparison of the Nine Months Ended September 30, 2023 and September 30, 2022

Revenues

We had no revenues from any operations for the nine months ended September 30, 2023, and 2022. Furthermore, we do not anticipate any significant future revenue until we have sufficiently funded construction and begin operations.

General and Administrative Expenses

General and administrative expenses were $311,319 for the nine months ended September 30, 2023, as compared to $462,061 for the same period in 2022. The decrease for the nine months ended September 30, 2023, was principally a result of a reduction in engineering and development expenses necessary with evaluating future uses of the Company’s property. In the nine months ended September 30, 2022, the $462,061 of administrative expenses resulted in the substantial completion of that effort. We anticipate that operating expenses will increase for fiscal 2023 as we continue to assess the Company’s future.

Other Income and Expenses

We receive monthly lease payments of from American Tower Corporation for a cellular tower located on our Tonopah land. As such other income for the nine months ended September 30, 2023, was $2,098 compared to $6,296 for the respective period in 2022. Additionally, the Company had a gain on derecognition of debt for the nine months ended September 30, 2023, of $57,572 compared to $15,138 for the respective period in 2022.

Interest expense for the nine months ended September 30, 2023, was $669,166, compared to $558,004 for the same period in 2022. The increase of $111,162 in the prior period was consistent with the balances of debt between periods.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements through increases in convertible debt pursuant to our LOC during the nine months ended September 30, 2023, and 2022. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had a working capital deficit of $2,722,955 at September 30, 2023. Cash was $1,170 at September 30, 2023, as compared to cash of $1,251 at December 31, 2022.

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

Operating Activities

Net cash used in operating activities was ($81) and ($1,514) for the nine months ended September 30, 2023, and 2022, respectively. Cash was provided by operating activities during both periods primarily due to payments advanced under the LOC for operating expenses offset by net increases in accrued liabilities.

Financing Activities

For the nine months ended September 30, 2023, net cash provided by financing activities was $0. For the nine months ended September 30, 2022, net cash provided by financing activities was also $0.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2023, we did not engage in any off-balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our condensed consolidated financial statements included herein for the nine months ended September 30, 2023 and in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

Impairment of Long-lived Assets

We review our property and mining and mineral rights subject to amortization and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset class may not be recoverable. Indicators of potential impairment include: an adverse change in legal factors or in the business climate that could affect the value of the asset; an adverse change in the extent or manner in which the asset is used or is expected to be used, or in its physical condition; and current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of the asset. If indicators of impairment are present, the asset is tested for recoverability by comparing the carrying value of the asset to the related estimated undiscounted future cash flows expected to be derived from the asset. If the expected cash flows are less than the carrying value of the asset, then the asset is considered to be impaired and its carrying value is written down to fair value, based on the related estimated discounted cash flows. During the year ended December 31, 2018, we combined the carrying value of our mining and mineral assets as they are inseparable and depend upon each other in value creation. See Note 3. There were no impairment charges in the nine months ended September 30, 2023.

Recent Accounting Standards

During the year ended December 31, 2022, and the nine months ended September 30, 2023, and through the date of this filing, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer and Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2023 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

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

AMERICAN CLEAN RESOURCES GROUP, INC.

By:	/s/ Tawana Bain
Tawana Bain
Chief Executive Officer
(Principal Executive Officer)

Date: November 20, 2023

By:	/s/ Sharon Ullman
Sharon Ullman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: November 20, 2023