Form 10-K
period 2023-12-31
American Clean Resources Group, Inc.
filed 2024-07-16
CIK 773717

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2023

Commission File Number: 000-14319

AMERICAN CLEAN RESOURCES GROUP, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada	84-0991764
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

12567 West Cedar Drive, Suite 203, Lakewood, Colorado 80228-2039

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☒ No  ☐

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

As of March 31, 2024, the Registrant’s non-affiliates owned shares of its common stock having an aggregate market value of approximately $3,093,836 (based upon the closing sales price of the Registrant’s common stock on that date).

On July 12, 2024, there were 14,418,760 shares of common stock outstanding, which is the Registrant’s only class of voting stock.

Documents Incorporated by Reference: None.

AMERICAN CLEAN RESOURCES GROUP, INC.

Annual Report on Form 10-K

For the Year Ended December 31, 2023

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

Corporate History

The Company was incorporated in the State of Colorado on July 10, 1985, as Princeton Acquisitions, Inc. On December 7, 2009, the Company changed its name to Standard Gold, Inc. Effective March 5, 2013, the Company moved its domicile from Colorado to Nevada and changed its name from Standard Gold, Inc. to Standard Gold Holdings, Inc. In 2013, the Company changed its name to Standard Metals Processing, Inc., and coincident with announcing its plans to acquire 80.1% of Sustainable Metals Solutions, LLC and its subsidiaries (the “SMS Group” or “SMS”) during 2022, changed its name to American Clean Resources Group, Inc. to more accurately reflect the business plans contemplated by the Company, and relocated its administrative offices into those adjacent to Granite Peak Resources, LLC (“GPR”), an ACRG affiliate. (see “Recent Actions” below for further information regarding the SMS Group).

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

Subsidiaries

The Company has one wholly owned subsidiary, Aurielle Enterprises, Inc. (“AE”), a Nevada corporation. AE has two wholly owned subsidiaries, Tonopah Resources, Inc., (“TR”) a Nevada corporation and Tonopah Custom Processing, Inc., (“TCP”) a Nevada corporation.

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

On September 13, 2023, American Clean Resources Group, Inc. (the “Company”) executed an agreement to acquire a 100% interest in SWIS, L.L.C. (“SWIS”). The Company issued 1,500,000 shares of restricted common stock in exchange for a 100% interest in SWIS. The Company believes this acquisition will help strengthen our economics and further our goal to decrease our environmental impact and promote environmentally conscious operations. SWIS was incorporated in the state of Kentucky and is operating out of a Company office in Louisville, Kentucky. The Company determined the acquisition to be an asset acquisition under ASC 805, Business Combinations.

SWIS has developed an algorithm and a “smart” device that provides essential information to improve water quality from Combined Sewer Overflow (“CSO”). Recently, we have assigned the patent   to the University of Louisville (“U of L”) with the intent to commercialize the solution on behalf of the university, community, state and country. More importantly, SWIS along with other fellow entrepreneurs and environmental stewards have assembled a team to launch SWIS, with stakeholders from U of L, Municipal Sewer Districts (“MSD”), and several state governments. SWIS is actively ready to launch a pilot project to test its modernized approach to CSO Public Notification Programs. Currently, the patented algorithm is on standby for integration into “smart” plugs that will be used for non-invasive in-home notification. An implementation playbook has been designed for municipal use. SWIS has a management team well versed in the necessary strategies for market penetration and adoption and looks to test its behavior modification program abilities with the U of L.

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

This project would greatly contribute to the universities’ expanding sustainability program and would put UofL and SWIS in an advanced position to compete to be one of six universities in the US that the EPA will chose as stormwater research hubs. With the completion of a successful Research Project, these stated goals and deliverables would revolutionize a major component of the $1 trillion water infrastructure issue plaguing a growing population and prime U of L and SWIS for nationwide Public Notification Program adoption. The development of our platform will modernize Public Education and Notification Programs that will significantly reduce the monetary cost and health risk of CSO events for municipalities worldwide. The results to be discovered at U of L will give SWIS data and information capable of educating citizens of developed cities across the globe and seamlessly integrating newly developed nations.

Water Pollution Control Permit with Nevada Department of Environmental Protection

Through TCP, a Water Pollution Control Permit (“WPCP”) Application was filed with the Nevada Department of Environmental Protection (“NDEP”) Bureau of Mines and Mining Reclamation (“BMMR”)  for the approval of the permits necessary for a small-scale mineral processing facility planned for the Tonopah property. The permit process is currently on hold, the Company will reactivate such application when it is closer to facilitating mineral processing.  The plant will perform laboratory testing, pilot testing, and custom processing of precious metal ores and concentrates from mining industry clients. Processing of ore materials will employ standard mineral processing techniques including gravity concentration, froth flotation and chemical leaching and carbon stripping.

The WPCP must be approved prior to commencing the planned construction of our processing plant in Tonopah, Nevada. We are preparing for construction of our planned 21,875 square foot processing plant, cleaning and preparing the property, and refurbishing a trailer that will act as our construction office.

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

Procedure

Ore will be sent to our facility at the responsibility and cost of the customer. The Company will take a sample of the ore through a specific ore sampling procedure. The Company’s metallurgist will test the sample on site. To obtain a quantitative determination of the amount of a given substance in a particular sample, the Company can perform wet methods and dry methods. In the wet method, the sample is dissolved in a reagent, like acid, until the purified metal is separated out. In the dry method, the sample is mixed with a flux (a substance such as borax or silica that helps lower the melting temperature) and then heated so that the impurities in the metal fuse with the flux, leaving the purified metal as residue.

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

Employees

As of December 31, 2023, we did not have any employees. The Company’s and its subsidiaries’ officers, directors and independent contractors conduct all operations.

Available Information

You can request a free copy of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material, or furnish it to the Securities and Exchange Commission (“SEC”) the above filings by writing or calling us at our principal executive offices, the address and telephone number for which are set forth on the cover page of this Form 10-K for the year ended December 31, 2023.

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

THE MARKET FOR OUR COMMON STOCK MAY FLUCTUATE.

Currently, our common stock is traded on the OTC Market. Stock prices on the OTC Markets can be more volatile than stocks trading on national market systems such as NSADAQ, NYSE or AMEX. Our stock price may be affected by factors outside of our control and unrelated to our business operations.

Risks Related to Our Financial Condition

WE CURRENTLY DO NOT HAVE ENOUGH CASH TO FUND OPERATIONS AND/OR REDUCE OUR DEBT DURING 2024.

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

OUR MANAGEMENT HAS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The consolidated financial statements for each of these periods were prepared assuming that we would continue as a going concern. We have had net losses for each of the years ended December 31, 2023 and 2022, and we have an accumulated a deficit as of December 31, 2023, of $107,939,395. Virtually all of the Company’s assets are encumbered or pledged under senior secured debt that is in default. These conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we do not expect to generate any significant revenues from operations for the foreseeable future, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital through equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

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

OUR MAJOR ASSETS ARE ENCUMBERED UNDER A DEED OF TRUST OR PLEDGED.

The Tonopah property is subject to a first deed of trust securing the Line of Credit held by GPR, a related party.

On March 16, 2020, the Company executed a Line of Credit (“LOC”) with Granite Peak Resources, LLC (“GPR”), a related party, evidenced by a convertible promissory note. The LOC is for up to $2,500,000, matures over three years and may be increased by up to another $1,000,000 and extended an additional two years at GPR’s sole option. The LOC is for funding operating expenses critical to the Company’s basic operations and redirection and all requests for funds may be approved or disapproved in GPR’s sole discretion. The LOC bears interest at 10% per annum, was convertible into shares of the Company’s common stock at a per share price of $1.65 and is secured by the real and personal property of the Company and its subsidiaries, and the subsidiaries’ stock GPR already has under lien (See Note 8 of the notes to the consolidated financial statements).

The Company entered into an Amendment and Forbearance Agreement with GPR on January 5, 2023 wherein GPR agreed to: (a) increase the existing LOC from $5,000,000 due March 16, 2025 to $35,000,000 due March 16, 2027, (b) roll two existing promissory notes and the judgement purchased by GPR into the LOC resulting in the extinguishment of such notes and judgement as separate instruments, and (c) to forebear until January 12, 2024, on exercising its foreclosure rights under its Senior Secured Note. The Company’s Board of Directors approved a revision in the conversion price at which the LOC may convert into the Company’s common stock from $1.65 per share to $1.05 per share, based upon the market price of the Company’s common stock over the 3 days preceding the agreement. GPR is the Company’s majority shareholder and largest debtholder. GPR holds a senior secured interest in all of the assets of the Company, including the stock of its subsidiary entities. Effective June 12, 2023, the Company entered into a Third Amendment Agreement with GPR, wherein the LOC was increased to $52,500,000 and both the Senior Secured Promissory Note (previously held by Pure Path and acquired in 2019) and the Flechner Judgment (see the Company’s 10-K for 2022) were rolled into the balance of the LOC and the Deed of Trust was increased to $250,000,000 and the appropriate paperwork was filed with the requisite government office(s).

Advances by GPR to pay directly certain operating expenses, reduce certain accounts payable, or acquire certain notes payable on the Company’s behalf have been included in the promissory issued by the Company in connection with the LOC and classified accordingly in the accompanying consolidated financial statements.

In furtherance of the preparation for the planned merger with the SMS Group, Granite Peak Resources, LLC converted a $5,250,000 portion of the LOC into 5 million shares of restricted common stock effective August 2, 2023. The remaining $5,506,441 balance of the LOC was converted into 5,244,230 shares of restricted common stock effective August 15, 2023.

As of the date of this filing, GPR owns 10,542,989 shares of common stock, which is 73% of the Company’s outstanding shares of common stock.

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

Risks Relating to Our Business

WE WILL REQUIRE ADDITIONAL FINANCING TO FUND OUR PERMITTED CUSTOM PROCESSING TOLL MILLING DEVELOPMENT AND OPERATIONS.

Substantial additional financing will be needed to fund the current plan to begin toll milling services and develop and maintain the Tonopah property. Our means of acquiring investment capital is limited to private equity and debt transactions. We have no significant sources of currently available funds to engage in additional development. Without significant additional capital, we will be unable to fund our current property interests or effectuate our current business plan for permitted custom processing toll milling and mining services. See “—Risks Relating to Our Financial Condition – We Currently Do Not Have Enough Cash to Fund Operations, and/or Reduce Debt During 2024”.

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

Risks Related to Cybersecurity

CYBERSECURITY.

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. We currently have security measures in place to prevent data loss and other security breaches. We also only use third party software for accounting, billing and payroll that have successful SOC 1 type 2 compliance. Both management and the Board are actively involved in the continuous assessment of risks from cybersecurity threats, including prevention, mitigation, detection, and remediation of cybersecurity incidents.

Our current cybersecurity risk assessment program consists of an annual review of our risks and policies. The program outlines governance, policies and procedures, and technology we use to oversee and identify risks from cybersecurity threats.

Our President, CFO and CEO are responsible for overseeing our business operations and are responsible for day-to-day assessment and management of risks from cybersecurity threats, including the prevention, mitigation, detection, and remediation of cybersecurity incidents.

We routinely undertake activities to prevent, detect, and minimize the effects of cybersecurity incidents, including an annual risk review, policy reviews and revisions. In addition, we maintain business continuity, contingency, and recovery plans for use in the event of a cybersecurity incident by the administering of local and cloud based back up of files. and emails.

As of the date of this report, no cybersecurity incident (or aggregation of incidents) or cybersecurity threat has materially affected our results of operations or financial condition. However, an actual or perceived breach of our security could damage our reputation, risk loss of our proprietary information and prevent us from attracting new clients / customers. and / or subject us to third-party lawsuits, regulatory fines or other actions or liabilities, any of which could adversely affect our business, operating results or financial condition. We currently do not carry a cyber liability insurance policy.

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

The U.S. Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”) imposes strict joint and several liability on parties associated with releases or threats of releases of hazardous substances. The groups who could be found liable include, among others, the current owners and operators of facilities which release hazardous substances into the environment and past owners and operators of properties who owned such properties at the time the disposal of the hazardous substances occurred. This liability could include the cost of removal or remediation of the release and damages for injury to the surrounding property. We cannot predict the potential for future CERCLA liability with respect to our property.

THE GLOBAL FINANCIAL MARKET MAY HAVE IMPACTS ON OUR BUSINESS AND FINANCIAL CONDITION THAT WE CURRENTLY CANNOT PREDICT.

The global financial market, especially the precious metal market and its market price fluctuations have, and may continue to have, an impact on our business and our financial condition. We may face significant challenges if the price of the minerals we intend to process does not achieve or stay at adequate price levels. Our ability to access the capital markets may be severely restricted at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions. The market price of ores, metals and precious metals could have an impact on any potential lenders or investors or on our customers, causing them to fail to meet their obligations to us.

ITEM 2. PROPERTIES

On March 15, 2011, in an effort to enter the precious metal toll milling business, we completed the Shea Exchange Agreement, whereby we acquired the Tonopah property, consisting of land, buildings, mining tailings, a dormant milling facility, abandoned milling equipment and water permits.

Our Tonopah property consists of 1,186 acres of land, buildings, mining tailings, a dormant milling facility, abandoned milling equipment   and water permits. The assets have been fully depreciated and have a $0 carry value as of December 31, 2023. The Tonopah property was transferred to Aurielle Enterprises Inc (“AE”), the Company’s wholly owned subsidiary and then transferred to Tonopah Resources, Inc., (“TR”) a wholly owned subsidiary of AE.

During 2022, our corporate office was relocated to 10567 West Cedar Drive, Suite 203, Lakewood, Colorado 80228-2039, a commercial office building owned and operated by GPR’s affiliates. We believe that our facilities are adequate for our current needs and are in closer physical proximity to our property.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Market under the symbol “ACRG.” As of June 27,   2024, the last closing sale price of our common stock as reported by OTCQB was $8.525per share. The following table sets forth for the periods indicating the range of high and low closing sale prices of our common stock:

Period	High	Low

Quarter Ended March 31, 2022	$8.50	$4.40
Quarter Ended June 30, 2022	$11.75	$7.50
Quarter Ended September 30, 2022	$8.95	$1.75
Quarter Ended December 31, 2022	$3.14	$1.50

Quarter Ended March 31, 2023	$4.00	$1.00
Quarter Ended June 30, 2023	$3.10	$2.51
Quarter Ended September 30, 2023	$8.00	$2.01
Quarter Ended December 31, 2023	$13.99	$5.24

The quotations from the OTC Market above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions.

Transfer Agent

Our transfer agent is Equiniti Trust Company, LLC (f/k/a American Stock Transfer & Trust Company, LLC), and is located at 48 Wall Street, 23rd Floor, New York, NY 10005. Their telephone number is (800) 401-1957 and website is www.equiniti.com.

Holders of Common Stock

As of July 11, 2024, there were approximately 156 shareholders of record of our common stock. As of such date, 14,418,760 shares were issued and outstanding.

Dividends

We have never paid cash dividends on our common stock and have no present intention of doing so in the foreseeable future. Rather, we intend to retain all future earnings to provide for the growth of our Company. Payment of cash dividends in the future, if any, will depend, among other things, upon our future earnings, requirements for capital improvements and financial condition.

Recent Sales of Unregistered Securities

During the year ended December 31, 2023, GPR, a related party, advanced $262,398 pursuant to the LOC in direct payments on the Company’s behalf to reduce certain accounts payable and pay operating expenses.

During the year ended December 31, 2022, GPR, a related party, advanced $314,433 pursuant to the LOC in direct payments on the Company’s behalf to reduce certain accounts payable and pay operating expenses. The balance due GPR under this line of credit is comprised of principal of $1,199,527 and accrued interest of $184,928 at December 31, 2022.

After the foregoing note conversions and advances received, there was $191,231 of principal and $17,384  of accrued interest outstanding on convertible promissory notes payable at December 31, 2023.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and notes thereto included elsewhere in this Annual Report. See “Consolidated Financial Statements and Supplementary Data.”

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

On March 27, 2020, the Company engaged NovaMetallix. Inc. (“NMX”), a member of the SMS Group, a GPR affiliate, to conduct a study of the quantity and quality of our historic mine tailings, and the economic feasibility of processing them to reclaim their residual content of gold, silver, and other valuable metals.  NMX, a firm comprised of world class mining, geological and metallurgical engineering professionals, is dedicated to the rapidly developing field of sustainable metal recovery.  NMX has agreed to conduct the study of the Company’s tailings in exchange for GPR’s agreement to underwrite its cost and expense, and the exclusive right to process the tailings should their economic assessment prove positive. The terms of such processing to be mutually agreed upon in the future based on the results of the assessment.

On September 13, 2023, the “Company executed an agreement to acquire a 100% interest in SWIS, L.L.C. (“SWIS”). The Company issued 1,500,000 shares of restricted common stock in exchange for a 100% interest in SWIS. The Company believes this acquisition will help strengthen our economics and further our goal to decrease our environmental impact and promote environmentally conscious operations. SWIS was incorporated in the state of Kentucky and is operating out of a company office in Louisville, Kentucky.

SWIS has developed an algorithm and a “smart” device that provides essential information to improve water quality from Combined Sewer Overflow (“CSO”). Recently, we have assigned the patent to the University of Louisville (“U of L”) with the intent to commercialize the solution on behalf of the university, community, state and country. More importantly, SWIS along with other fellow entrepreneurs and environmental stewards have assembled a team to launch SWIS, with stakeholders from U of L, Municipal Sewer Districts (“MSD”), and several state governments. SWIS is actively ready to launch a pilot project to test its modernized approach to CSO Public Notification Programs. Currently, the patented algorithm is on standby for integration into “smart” plugs that will be used for non-invasive in-home notification. An implementation playbook has been designed for municipal use. SWIS has a management team well versed in the necessary strategies for market penetration and adoption and looks to test its behavior modification program abilities with the U of L.

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

This project would greatly contribute to the universities’ expanding sustainability program and would put U of L and SWIS in an advanced position to compete to be one of six universities in the US that the EPA will chose as stormwater research hubs. With the completion of a successful Research Project, these stated goals and deliverables would revolutionize a major component of the $1 trillion water infrastructure issue plaguing a growing population and prime U of L and SWIS for nationwide Public Notification Program adoption. The development of our platform will modernize Public Education and Notification Programs that will significantly reduce the monetary cost and health risk of CSO events for municipalities worldwide. The results to be discovered at U of L will give SWIS data and information capable of educating citizens of developed cities across the globe and seamlessly integrating newly developed nations.

Results of Operations

Comparison of the Years Ended December 31, 2023, and December 31, 2022

Revenues

We had no revenues from any operations for the years ended December 31, 2023 and 2022. Furthermore, we do not anticipate any significant future revenue until we have sufficiently funded construction and begin operations.

General and Administrative Expenses

General and administrative expenses were $593,994 for the year ended December 31, 2023 as compared to $323,940 for the same period in 2022. The increase was primarily due to increased legal and advisory costs due to increased business activity. We anticipate that future administration and operating expenses will increase for fiscal 2024 as we work toward completion of the planned merger.

Other Income and Expenses

Each year we receive monthly payments of approximately $700 per month, totaling $8,395  per year, from American Tower Corporation for a cellular tower located on our Tonopah land. In addition, during the year ended December 31, 2023, the Company recognized gains due to the write off of numerous accrued claims that were no longer enforceable or settled for less than face amount aggregating $57,571. The Company also recognized an impairment related to assets acquired with the SWIS acquisition of $2,625,000.

Interest expense for the year ended December 31, 2023, was $761,634 compared to $752,233 for the respective period in 2022. The $9,401 increase during 2023 compared to 2022 is primarily due to different amounts outstanding on the debt instruments.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements principally through increases in our LOC with GPR. We do not anticipate generating sufficient positive cash flows from our operations to fund the next 12 months. We had a working capital deficit of $3,095,998, at December 31, 2023. Cash was $36,254, at December 31, 2023, as compared to cash of $1,251 at December 31, 2022.

Our cash reserves will not be adequate to meet our operational needs and thus, we need to raise additional capital to pay for our operational expenses and provide for capital expenditures. Our basic operational expenses are currently approximately $49,000 per month, without regard to accrued interest of approximately $63,000 per month. Above our basic monthly expenses, we estimate that we need $50,000,000 to begin limited toll milling operations. If we are not able to raise additional working capital, we may have to cease operations altogether.

Recent Financings

During the year ended December 31, 2022, GPR, a related party, advanced $314,433 pursuant to the LOC in direct payments on the Company’s behalf to reduce certain accounts payable. The balance due GPR under this line of credit is comprised of principal of $1,199,527 and accrued interest of $184,928 at December 31, 2022. The Company entered into an Amendment and Forbearance Agreement with GPR on January 5, 2023 wherein GPR agreed to: (a) increase the existing LOC from $5,000,000 due March 16, 2025 to $35,000,000 due March 16, 2027, (b) roll two existing promissory notes purchased by GPR into the LOC resulting in the extinguishment of such notes as separate instruments, and (c) to forebear until January 12, 2024, on exercising its foreclosure rights under its defaulted Senior Secured Note. The Company’s Board of Directors approved a revision in the conversion price at which the LOC may convert into the Company’s common stock from $1.65 per share to $1.05 per share, based upon the market price of the Company’s common stock over the 3 days preceding the agreement. GPR is the Company’s majority shareholder and largest debtholder. GPR holds a senior secured interest in all of the assets of the Company, including the stock of its subsidiary entities. Effective June 12, 2023, the Company entered into a Third Amendment Agreement with GPR, wherein the LOC was increased to $52,500,000 and both the Senior Secured Promissory Note (previously held by Pure Path and acquired in 2019) and the Flechner Judgment (see the Company’s 10-K for 2022) were rolled into the balance of the LOC and the Deed of Trust was increased to $250,000,000.

During the year ended December 31, 2023, GPR, a related party, advanced $262,398  in direct payments on the Company’s behalf, to reduce certain accounts payable and pay operating expenses. The balance due GPR under this LOC is comprised of principal of $191,231 and accrued interest of $17,384,  at December 31, 2023. In furtherance of the preparation for the planned merger with the SMS Group, GPR converted a $5,250,000 portion of the LOC into 5 million shares of restricted common stock effective August 2, 2023. The remaining $5,506,441 balance of the LOC was converted into 5,244,230 shares of restricted common stock effective August 15, 2023.

GPR now owns 10,542,989 shares of common stock, which is 73% of the Company’s outstanding shares of common stock.

Going Concern

The consolidated financial statements contained in this annual report on Form 10-K have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through the period ended December 31, 2023, of $107,939,395 and a working capital deficit of $3,095,998, as well as negative cash flows from operating activities. Presently, the Company does not have adequate cash resources to meet its debt obligations in the 12 months following the date of this filing. In addition, virtually all of the Company’s assets are encumbered or are pledged under senior secured debt that is in default. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives to finance its capital requirements, as well as for general and administrative expenses. These alternatives include raising funds through public or private equity markets and either through institutional or retail investors. Although there is no assurance that the Company will be successful with its fund-raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

Working Capital Deficiency

	December 31, 2023	December 31, 2022
Current assets	$36,394	$1,251
Current liabilities	3,132,392	12,351,299
Working capital deficiency	$(3,095,998)	$(12,350,048)

Current assets remained stable between periods. The decrease in current liabilities is primarily due to a decrease in accrued interest relating to the Company’s convertible debentures and notes payable, as well as the decrease of convertible debt balances as a result of increasing advances from GPR, a related party.

Cash Flows

	Years Ended December 31,
	2023	2022
Net cash provided by (used in) operating activities	$35,003	$(1,112)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	—	—
Increase (decrease) in cash	$35,003	$(1,112)

Operating Activities

Net cash used by operating activities was $1,112 for the year ended December 31, 2022.

Net cash provided by operating activities was $35,003 for the year ended December 31, 2023, primarily due to the net loss for the year, net of expenses paid directly by related party and increases in accruals for settlement of lawsuit and interest

Investing Activities

For the years ended December 31, 2023, and 2022 the Company conducted no investing activities.

Financing Activities

The Company’s financing during 2023 was from non-cash advances  from a related party totaling $262,398, which were paid to certain vendors on the Company’s behalf. The Company’s financing during 2022 was from non-cash advances from a related party totaling $314,433, for expenses of the Company paid by such related party.

Off-Balance Sheet Arrangements

During the year ended December 31, 2023, we did not engage in any off-balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our unaudited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. We believe that the accounting policies below are critical for one to fully understand and evaluate our consolidated financial condition and results of operations.

Impairment of Long-lived Assets

We are reviewing the property and equipment, intangible assets subject to amortization and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset class may not be recoverable in accordance with ASC 360-10-35, Impairment of Long-Lived Assets. Indicators of potential impairment include: an adverse change in legal factors or in the business climate that could affect the value of the asset; an adverse change in the extent or manner in which the asset is used or is expected to be used, or in its physical condition; and current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of the asset. If indicators of impairment are present, the asset is tested for recoverability by comparing the carrying value of the asset to the related estimated undiscounted future cash flows expected to be derived from the asset. If the expected cash flows are less than the carrying value of the asset, then the asset is considered to be impaired and its carrying value is written down to fair value, based on the related estimated discounted cash flows. There were no impairment charges in the year ended December 31, 2023, however, in 2019 we decided to combine the carrying value of our mining and mineral assets as they are inseparable and depend upon each other in value creation.

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

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at December 31, 2023 and 2022. The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

Recent Accounting Standards

During the year ended December 31, 2023 and through July 12, 2024, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended) as of the end of the period covered by this Annual Report on Form 10-K to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were not effective as of December 31, 2023, because of the identification of the material weaknesses in internal control over financial reporting described below. Notwithstanding the material weaknesses that existed as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer have each concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”). We are currently taking steps to remediate such material weaknesses as described below.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), as of December 31, 2009.

As a result of our continued material weaknesses described below, management has concluded that, as of December 31, 2023, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment, management identified the following control deficiencies, which were previously identified, that still represent material weaknesses at December 31, 2023:

●	The Company, at times in the past prior to the period covered by this annual statement, entered into material transactions without timely obtaining the appropriate signed agreements, stock certificates and board approval prior to releasing cash funds called for by the transaction. Management believes the approval process currently in place is sufficient to alleviate any misappropriation of funds and will change procedures if and when circumstances indicate they are needed. Although the Company has taken steps to prevent this from happening by utilizing an escrow agent, agreements entered into by prior management will continue to cause an issue until such prior agreements terminate or expire.

●	Management did not design and maintain effective control relating to the quarter end closing and financial reporting process due to lack of evidence of review surrounding various account reconciliations and properly evidenced journal entries. Due to the Company’s limited resources, the Company has insufficient personnel resources and technical accounting and reporting expertise to properly address all of the accounting matters inherent in the Company’s financial transactions. Additionally, though the Company has recently formed a formal audit committee, the Company has not yet formalized processes and controls that would provide proper board oversight role within the financial reporting process. Management continues to search for additional board members that are independent and can add financial expertise and intends to formalize oversight processes in this area in an effort to remediate part of this material weakness.

●	The Company’s change in management, board members and officer positions resulting in changes of the responsible person for certain duties has caused delays in the timely review of financial data and banking information. The Company has very limited review procedures in place. This material weakness, previously identified, continued in 2023 as a result of additional management changes. Management plans to establish a more formal review process by the board members in an effort to reduce the risk of fraud and financial misstatements.

We are in the process of establishing certain steps in response to the identification of these material weaknesses that should result in certain changes in our internal control over financial reporting, but due to the Company’s limited funds and inability to add certain staff personnel, the changes may be limited and may also not be completely effective. There were no additional material weaknesses noted during the year ended December 31, 2023.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names of all directors and executive officers of the Company, their respective ages and all positions and offices with the Company held by each person as of December 31, 2023:

Name	Age	Positions with the Company
Tawana Bain	45	Chief Executive Officer, Director, and Chairwoman
Sharon L. Ullman	78	Chief Financial Officer, Chief Administrative Officer and Director
J. Bryan Read	62	President, Director and Secretary

Biographies

Tawana Bain – Chief Executive Officer, Director and Chairwoman

Ms. Bain is Founder and CEO of TBAIN & Co, LLC (“TBAIN”), a social impact enterprise that houses organizations committed to renewable energy and Diversity, Equity and Inclusion (“DEI”) efforts. TBAIN is the manager of Granite Peak Resources, LLC, the Company’s largest shareholder.

She is also Owner and Publisher of Todays Woman, a 30+ year regional publication designed to uplift and empower the everyday woman.

Ms. Bain is active in philanthropic and government relations through her work as Founder of Derby Diversity Week and has been nationally recognized for building equity initiatives for black entrepreneurs and other marginalized groups. Ms. Bain has an extensive history in environmental programs that require community buy-in and marketing strategy of environmental restoration efforts, Diversity Equity and Inclusion around tourism for horse racing and technical support of consent decrees for the monitoring and documentation in the water and land space. Bain has been ranked as one of the top 50 most powerful people among her business peers in Louisville, Kentucky in 2022 and 2023.

Sharon L. Ullman – Chief Financial Officer, Director and Chief Administrative Officer

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

J. Bryan Read, Lt. Col, US Army (R) – President, Director and Secretary

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

As a member of the American Council of Renewable Energy (“ACORE”), Mr. Read has served on the Power and Infrastructure Committee and the Defense Initiatives Energy Committee. These committee positions allowed him to regularly provide input to elected officials on future energy policy. He regularly attends national energy conferences to connect and share ideas with public and private leaders in the energy community. Bryan is also the President and Founder of Keystone General Contracting and Technologies LLC., a Veteran Owned Small Business.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our directors, officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Based solely upon our review of such filings, we are not aware of any failures by such persons to make any such filings on a timely basis.

Audit Committee, Compensation Committee and Financial Expert

The Company does not currently utilize a formal audit committee. There were no audit committee meetings held during 2023. Financial information relating to quarterly reports was disseminated to all board members for review. The consolidated unaudited financial statements for the year ended December 31, 2023 and audited financial statements for the year ended December 31, 2022 were provided to each member of the board in which any concerns by the members were directed to management and the auditors. The Company does not currently utilize a compensation committee. There were no compensation committee meetings during 2023 and no actions taken by written consent.

ITEM 11. EXECUTIVE COMPENSATION

General Philosophy

Our Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.

Executive Compensation

The following table summarizes the compensation of each named executive officer for the fiscal years ended December 31, 2023, and 2022 awarded to or earned by (i) each individual serving as our principal executive officer and principal financial officer of the Company and (ii) each individual that served as an executive officer of the Company at the end of such fiscal years who received compensation in excess of $100,000.

	Annual Compensation				Option		All Other		Total
Name and Principal Position	Year		Salary	Bonus	Awards (1)		Compensation		($)
Tawana Bain
Chief Executive Officer	2023		$—	—	—		—		—

J. Bryan Read,	2023		$—	$—	$—		$—		$—
President and Secretary	2022		$—	$—	$—		$—		$—

Sharon L. Ullman	2023	$		$—		$		$
Chief Financial Officer	2022		$—	$—	$—		$—		$—

(1)	The amounts shown are the aggregate grant date fair values of these awards computed in accordance with Financial Accounting Standards Board (“FASB”) guidance now codified as Accounting Standards Codification (“ASC”) FASB ASC Topic 718, “Stock Compensation” (formerly under FASB Statement No. 123(R)).

Employment Agreements

We have not entered into any severance or change of control provisions with any of our other executive officers.

Equity Compensation Plans

No options were exercised by our named executive officers during the year ended December 31, 2023. At December 31, 2023 the executive officers held no options or warrants.

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

Information as to beneficial ownership is based upon statements furnished to the Company by such persons and the shareholder list provided by the Company’s transfer agent, Equiniti Trust Company, LLC,  as of April 13, 2023.

Name and Address	Amount of Beneficial Ownership (1)	Percentage of Class %

Sharon Ullman	507,200	3.51%
12567 West Cedar Drive, Suite 104
Lakewood, Colorado 80228-2039

J. Bryan Read	3,000	*
12567 West Cedar Drive, Suite 104
Lakewood, Colorado 80228-2039

All directors and officers as a group	510,200	3.53%

Granite Peak Resources, LLC#	10,542,989	73%
30 N Gould Street, Suite R
Sheridan, WY 82081

(1)	Except as otherwise indicated, each person possesses sole voting and investment power with respect to the shares shown as beneficially owned. Shares are deemed owned in the same percentage as the individual’s ownership in the entity owning such shares.

(*)	Less than 1%

(#)	TBain, the CEO of the Company is the Manager of GPR but is not deemed to own any of GPR’s shares

Equity Compensation Plans

The following table sets forth certain information regarding equity compensation plan information as of December 31, 2023:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (b)
Equity compensation plans approved by security holders	65,000	(1)	$62.50	1,460,000

Equity compensation plans not approved by security holders	—		$—	—

Total	65,000		$62.50	1,460,000

(1)	granted pursuant to the 2014 Option Plan, for individual grants. See the notes to the financial statements.

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

During the year ended December 31, 2023 GPR, a related party, advanced $262,398 pursuant to the LOC in direct payments on the Company’s behalf to reduce certain accounts payable. The balance due GPR under this LOC is comprised of principal of $191,231 and accrued interest of $17,384, at December 31, 2023.

During the year ended December 31, 2022, GPR advanced $314,433 in direct payments on the Company’s behalf, to reduce certain accounts payable and pay its operating expenses. The balance due GPR under this LOC is comprised of principal of $885,095 and accrued interest of $77,172, at December 31, 2022.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Board of Directors appointed Turner, Stone & Company, L.L.P. (“Turner”) PCAOB Auditor ID76 to audit our consolidated financial statements for the years ended December 31, 2023, and 2022. The following tables set forth the fees billed to the Company for professional services rendered by Turner for the years ended December 31, 2023, and 2022.

Services	2023	2022
Audit fees	$51,250	$35,200
Audit related fees		—
Tax fees		—
All other fees		—
Total fees	$51,250	$35,200

Audit Fees

The aggregate fees billed are for professional services rendered by Turner for the audit of the Company’s annual consolidated financial statements and review of consolidated financial statements included in the Company’s Form 10-K and 10-Qs for 2023 and 2022, and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2023 and 2022.

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

Pre-Approval Policies and Procedures

The Company does not currently utilize a formal audit committee as it has yet to formalize processes and controls that would provide proper Board oversight. Our Board approves each engagement for audit or non-audit services before we engage our independent auditor to provide those services. The Board has not established any pre-approval policies or procedures that would allow our management to engage our independent auditor to provide any specified services with only an obligation to notify the audit committee of the engagement for those services. None of the services provided by our independent auditors for fiscal year 2023 were obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

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

AMERICAN CLEAN RESOURCES GROUP, INC.

Dated: July 16, 2024	By:	/s/ Tawana Bain
Tawana Bain
Chief Executive Officer

Each person whose signature to this Annual Report appears below hereby constitutes and appoints Tawana Bain and Sharon L. Ullman as their true and lawful attorney-in-fact and agent, with full power of substitution, to sign on their behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments to this Annual Report and any and all instruments or documents filed as part of or in connection with this Annual Report or the amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or their substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company, in the capacities and dates indicated.

Name	Title	Date

/s/ Tawana Bain	Chief Executive Officer, Director and Chairwoman	July 16, 2024
Tawana Bain

/s/ Sharon Ullman	Chief Financial Officer and Director	July 16, 2024
Sharon Ullman

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERICAN CLEAN RESOURCES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2023 AND 2022

AMERICAN CLEAN RESOURCES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2023 (unaudited)	December 31, 2022 (audited)

Assets
Current assets:
Cash	$36,254	$1,251
Prepaid expenses and other current assets	140	-
Total current assets	36,394	1,251

Mining and mineral rights	3,883,524	3,883,524
Developed technology and exclusive licenses, net amortization	4,888,762	-

Total Assets	$8,808,680	$3,884,775

Liabilities, Mezzanine, and Shareholders’ Deficit
Current liabilities:

Senior secured convertible promissory note payable, related party	$-	$2,229,187
Promissory notes payable, related party	-	477,500
Convertible promissory notes payable, related party	191,231	1,299,527
Accrual for settlement of lawsuits	-	3,703,736
Accounts payable	1,332,612	1,132,614
Accounts payable – related party	80,000	-
Accrued interest (including related party amounts of $17,384 and $2,286,109 at December 31, 2023 and 2022, respectively)	1,528,818	3,508,735
Total current liabilities	3,132,661	12,351,299

Commitments and contingencies (Note 9)

Preferred stock, 50,000,000 shares authorized:
Series A, $.001 par value, 10,000,000 shares issued and outstanding at December 31, 2023 and 2022	10,000,000	10,000,000

Shareholders’ deficit:

Common stock, $0.001 par value, 500,000,000 shares authorized: 14,418,760 and 2,674,530 issued and outstanding at December 31, 2023 and 2022, respectively	14,419	2,674
Additional paid-in capital	103,680,994	88,061,298
Accumulated deficit	(107,939,395)	(106,530,496)
Total shareholders’ deficit	(4,243,982)	(18,466,524)
Total Liabilities, mezzanine and Shareholders’ deficit	$8,808,680	$3,884,775

The accompanying footnotes are an integral part of these consolidated financial statements.

AMERICAN CLEAN RESOURCES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2023 (unaudited)	December 31, 2022 (audited)

Revenues	$—	$—

Operating expenses:
General and administrative	593,993	323,940
Amortization expense	119,238	—
Total operating expenses	713,231	323,940
Loss from operations	(713,231)	(323,940)

Other income (expense):
Other income	8,395	8,396
Gain on derecognition of accounts payable	57,571	15,137
Interest expense	(761,634)	(752,233)
Total other income expense, net	(695,668)	(728,700)
		—
Loss before income tax provision	(1,408,899)	(1,052,640)

Income tax provision	—	—
Net loss	$(1,289,661)	$(1,052,640)

Basic net loss per common share	$(0.23)	$(0.39)

Basic weighted average common shares outstanding	6,033,469	2,674,530

The accompanying footnotes are an integral part of these consolidated financial statements.

AMERICAN CLEAN RESOURCES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 (unaudited) AND 2022 (audited)

	Preferred Stock	Common stock outstanding		Additional paid-in	Accumulated
	Shares	Shares	Amount	capital	deficit	Total

Balance, December 31, 2021	10,000,000	2,674,530	$2,674	$88,061,298	$(105,477,856)	$(7,413,884)

Net loss for year ended December 31,2022	-	-	-	-	$(1,052,640)	$(1,052,640)

Balance, December 31, 2022	10,000,000	2,674,530	$2,674	$88,061,298	$(106,530,496)	$(18,466,524)

Issuance of stock for acquisition	-	1,500,000	$1,500	$4,873,500	-	$4,875,000
Issuance of common stock for conversion of debt and interest	-	10,244,230	$10,245	$10,746,196	-	$10,756,441
Net loss for year ended December 31, 2023	-	-	-	-	$(1,408,899)	$(1,289,661)

Balance, December 31, 2023	10,000,000	14,418,760	$14,419	$103,680,994	$(107,939,395)	$(4,243,982)

The accompanying footnotes are an integral part of these consolidated financial statements.

AMERICAN CLEAN RESOURCES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2023 (unaudited)	December 31, 2022 (audited)
OPERATING ACTIVITIES:
Net loss	$(1,408,899)	$(1,052,640)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Amortization expense	119,238	-
Gain on derecognition of certain accounts payable	(57,571)	(15,137)
Expenses paid directly by related party	496,173	314,433
Changes in operating assets and liabilities:
Prepaid expenses	(140)	—
Accounts payable	(88,161)	—
Accounts payable – related parties	170,186	—
Accrual for settlement of lawsuits	42,549	172,557
Accrued interest – related parties	761,628	579,675
Net cash provided by (used in) operating activities	35,003	(1,112)

INCREASE (DECREASE) IN CASH	35,003	(1,112)
CASH, beginning of year	1,251	2,363
CASH, end of year	$36,254	$1,251

Supplemental Cash Flow Information
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-Cash Investing and Financing:
Advances from related party used for payment of expenses	$496,173	314,433
Consolidation of debt and accrued interest due to parent	$8,779,594	-
Conversion of debt and accrued interest due to parent	$10,756,441	-
Purchase of SWIS developed technology for Common Stock	$4,875,000	-

The accompanying footnotes are an integral part of these consolidated financial statements.

AMERICAN CLEAN RESOURCES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 (unaudited) and 2022 (audited)

NOTE 1 – NATURE OF BUSINESS

American Clean Resources Group, Inc. f/k/a Standard Metals Processing, Inc. (“we,” “us,” “our,” “ACRG” or the “Company”) is an exploration stage company, incorporated in Nevada having offices in Lakewood, Colorado and through its subsidiary, a property in Tonopah, Nevada and SWIS., a Kentucky limited liability company, since its acquisition by the Company in September 2023. SWIS owns a patented algorithm that provides advanced management information allowing town engineers to optimize the capacity of their storm/sanitary sewer infrastructure. The Company’s primary business plan is to purchase equipment and build a facility on the Tonopah property to serve as a permitted custom processing toll milling facility while it explores new technologies that allow greater effectiveness in achieving industry sustainability goals (which includes an analytical lab, pyrometallurgical plant, and hydrometallurgical recovery plant).

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2023, the Company incurred net losses from operations of $1,289,661. At December 31, 2023, the Company had an accumulated deficit of $107,939,395 and a working capital deficit of $3,228,998. In addition, virtually all of the Company’s assets are encumbered or pledged under a senior secured convertible promissory note payable to a related party that is in default. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the year ended December 31, 2023, the Company had $262,398 of expenses that were paid directly by GPR, a related party and the Company’s convertible note line of credit with GPR was increased by this same amount. (See Note 6). Management believes that private placements of equity capital and/or additional debt financing will be needed to fund our long-term operating requirements. The Company may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of ACRG, and its wholly owned subsidiary Aurielle Enterprises, Inc., (f/k/a Tonopah Milling and Metals Group, Inc.) and its wholly owned subsidiaries Tonopah Custom Processing, Inc., and Tonopah Resources, Inc., and since being acquired in September 2023, SWIS LLC. All significant intercompany transactions, accounts and balances have been eliminated in consolidation.

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

Developed Technology

The Company amortizes its developed technology over its useful life. The useful life of the developed technology is calculated based on the number of years remaining on the patent. The SWIS developed technology has a remaining useful life of 14 years.

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

Revenue Recognition and Deferred Revenue

As of December 31, 2023, we have recorded no revenues from custom permitted processing toll milling. If we achieve revenue generation, the Company plans to report such revenues consistent with ASC Topic 606 Revenues from Contracts with Customers.

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

At December 31, 2023 and 2022, the number of equivalent shares of convertible notes payable of zero and 846,499 respectively, were excluded from the diluted weighted average common share calculation due to the antidilutive effect such shares would have on net loss per common share.

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

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at December 31, 2023 and 2022. The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.

Recent Accounting Standards

During the year ended December 31, 2023, and through July 12, 2024, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events and transactions that have occurred after the consolidated balance sheet date of December 31, 2023, through the date which the consolidated financial statements were issued. Based upon the review, other than described in Note 11 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events and transactions that would have required adjustment or disclosure in the consolidated financial statements.

NOTE 3 – MINING AND MINERAL RIGHTS

The Company is preparing the Tonopah property site for the construction of a permitted custom processing toll milling facility including grading the land, installing fencing, and working with contractors for our planned 21,875 square foot building and servicing and drilling various wells for our future operations.

The Company has continued to assess the realizability of its mining and mineral rights. Based on an assessment the Company conducted during 2023, the Company decided the combined carrying value of its land, mineral rights, and water rights of $3,883,524 was fairly stated and not exposed to impairment.

NOTE 4 – CONVERTIBLE PROMISSORY NOTES PAYABLE

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

In furtherance of the preparation for the planned merger with the SMS Group, GPR converted a $5,250,000 portion of the LOC into 5 million shares of restricted common stock effective August 2, 2023. The remaining $5,506,441 balance of the LOC was converted into 5,244,230 shares of restricted common stock effective August 15, 2023.

GPR now owns 10,542,989 shares of common stock, which is 73% of the Company’s outstanding shares of common stock. The balance of the LOC as of December 31, 2023 is $191,231 principal and $17,384  interest.

NOTE 5 – Senior Secured CONVERTIBLE Promissory Note PAYABLE, related party

On October 10, 2013, a Senior Secured Convertible Promissory Note (the “Secured Note”) for up to $2,500,000 was issued to Pure Path Capital Management Company, LLC (“Pure Path”) pursuant to a Settlement and Release Agreement. The note had an original principal balance of $1,933,345, with a maturity date of April 10, 2015, and bears interest at 8% per annum. The settlement agreement included the issuance to Pure Path of 27,000,000 of the Company’s common shares, resulting in Pure Path becoming a related party. Upon an event of default additional interest will accrue at the rate equal to the lesser of (i) 15% per annum in addition to the Interest Rate or (ii) the highest rate permitted by applicable law, per annum (the “Default Rate”). The Company has obtained a waiver on the default rate interest, allowing the 8% interest rate to remain in effect during the default on the Secured Note. The Secured Note is securitized by any and all of Borrower’s tangible or intangible assets, already acquired or hereinafter acquired, including but not limited to: machinery, inventory, accounts receivable, cash, computers, hardware, land and mineral rights, etc. The outstanding principal balance on the Secured Note was $2,229,187 as of December 31, 2022, with related accrued interest of $1,689,685, which is included in accrued interest, related party in the accompanying consolidated balance sheets. In March 2019, Pure Path’s interest was acquired by GPR.

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

NOTE 6 – RELATED PARTIES

As part of its normal operations, the Company conducts financing through its largest shareholder, GPR.  The details of the related party balances are disclosed as part of Note 4 and Note 5.

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

NOTE 8 - COMMON STOCK

Common Stock issued on exercise of stock option- None.

Sale of Common Stock - None.

Option Grants-

At December 31, 2023 and 2022, there were no option grants issued, cancelled, or outstanding.

Common Stock Purchase Warrants

For warrants granted to non-employees in exchange for services, the Company recorded the fair value of the equity instrument using the Black-Scholes pricing model unless the value of the services is more reliably measurable.

At December 31, 2023 and 2022, there were no stock purchase warrants issued, cancelled, or outstanding.

The aggregate intrinsic value of the outstanding and exercisable warrants at December 31, 2023 and 2022, respectively, was $0, as there are no outstanding and exercisable warrants.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Merger with the SMS Group

On January 10, 2022 the Company executed a definitive agreement to acquire a controlling interest in Sustainable Metal Solutions LLC and its subsidiaries (“SMS” or the “SMS Group”). The purchase price for the controlling interest in SMS will be determined based upon the price of ACRG common stock on the date of closing, such date to be decided by the Parties in good faith after all conditions precedent are met. SMS is an American multi-company environmental development platform focused on producing carbon neutral precious metals and minerals thereby driving American mineral independence while revitalizing the environment and minimizing the impacts of climate change. The business of SMS is consistent with the Company’s posture to acquire, license or joint venture with other parties involved in toll milling, processing, or mining related activities, which may include GPR and its affiliated entities, including, but not limited to, NovaMetallix. Inc., and BlackBear Natural Resources, LTD.

Consistent with the Company’s Definitive Plan of Merger, SMS agreed to the Company’s independent accountants conducting an audit of its financial statements for 2023 and 2022 and to assist in the financial disclosure requirements required by the SEC. As previously disclosed, this is a complex audit and is still in process. In addition, the SK 1300, a comprehensive independent engineering report on SMS’s mineral reserves at December 2021 and 2022, required by the SEC, are being completed; another necessary step in preparing the merger disclosure documents to solicit ACRG’s shareholder approval of the planned business combination.

SMS is a group of companies that has developed a significant primary source of metals for conventional mining and secondary sources of metals from previously discarded mining tailings for re-reprocessing and recovery. Access to the large amount of mine tailings on ACRG’s Nevada property adds favorably to SMS’s plans. Its goal is to enhance the US’s supply chain of various metals produced locally using environmentally friendly methods. In addition, SMS’s sustainable resource program has developing interests in alternative sources of energy, including ACRG’s Nevada property which is zoned for solar development, and the conservation of our water resources.

Besides SMS’s efforts to prepare for broad public disclosure of its currently privately held business, ACRG must uplist to NASDAQ as a condition of closing the merger. GPR, an SMS affiliate, has provided all of ACRG’s funding over the last four years, and is committed to continue to do so to assist ACRG in developing a successful future.

NOTE 10  - INCOME TAXES

The components of income tax expense for the years ended December 31, 2023, and 2022 consist of the following:

	2023	2022
Current tax provision	$—	$—
Deferred tax benefit	(270,829)	(221,000)
Valuation allowance	270,829	221,000
Total income tax provision	$—	$—

Reconciliations between the statutory rate and the effective tax rate for the years ended December 31, 2023, and 2022 consist as follows:

	2023	2022
Federal statutory tax rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	0%	0%
Permanent differences	—	—%
Valuation allowance	21.0%	21.0%
Effective tax rate	—	—

Significant components of the Company’s deferred tax assets as of December 31, 2023, and 2022 are summarized below. The calculations presented below reflect the new U.S. federal statutory corporate tax rate of 21% effective January 1, 2018. See Note 2 – Income Taxes

	2023	2022
Deferred tax assets:
Net operating loss carry forwards	8,079,829	$7,809,000
Impairment of assets	6,941,000	6,941,000
Stock based compensation	2,228,000	2,228,000
Loss on settlement of debt	(25,572)	32,000
Change in prior estimates	(798,000)	(798,000)
Total deferred tax asset	16,425,257	16,212,000
Valuation allowance	(16,425,257)	(16,212,000)
	$—	$—

Management decisions are made annually and could cause the estimates above to vary significantly. As of December 31, 2023, the Company revised the estimate of its deferred tax asset, and corresponding valuation allowance, for prior years in the amount of approximately $798,000.

As of December 31, 2023, the Company had approximately $108,000,000  of federal net operating loss carry forwards. These carry forwards, if not used, will begin to expire in 2028. Future utilization of their net operating loss carry forwards is subject to certain limitations under Section 382 of the Internal Revenue Code. The Company believes that the issuance of their common stock in exchange for the Shea Mining and Milling properties in March of 2011 resulted in an “ownership change” under the rules and regulations of Section 382. Accordingly, the Company’s ability to utilize their net operating losses of $69,000,000 generated prior to this date is limited to approximately $1,000,000 annually.

As of December 31, 2023, we do not believe any of our net operating loss carry forward consists of deductions generated by the exercise of warrants or options to purchase our stock. In the future, the stock options referenced in the above table of deferred tax items may be exercised and we may receive a tax deduction. To the extent that the tax deduction is included in a net operating loss carry forward and is in excess of amounts recognized for book purposes, no benefit will be recognized until the loss carry forward is recognized. Upon utilization and realization of the carry forward, the corresponding change in the deferred asset and valuation allowance will be recorded as additional paid-in capital.

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

NOTE 11 - SUBSEQUENT EVENTS

Effective March 20, 2024, the Board executed a unanimous written consent of the Board of Directors setting the number of directors at three and appointing Tawana Bain as a Director and Chairwoman of the Board of Directors.

In March 2024, the Company appointed twelve members to its newly formed Advisory Board. Each of the Advisory Board members will earn 150 shares of restricted common stock per quarter provided they are in compliance with their agreement. See the Form 8-K filed with the SEC on March 29, 2024.

Effective June 3, 2024, the Company executed a Memorandum of Understanding for a Joint Venture with AMI Strategies, (“AMI”). The Parties intend to form a joint operation and utilize the technology and talent of both organizations for their mutual benefit which includes the Company’s planned renewable energy generation, specifically solar power through the operation, engineering, infrastructure, and construction of controlled solar power and AMI’s management of utility costs through a proprietary software platform that can bill, audit, invoice and manage the daily operations of suppliers and clients.

About AMI:

AMI Strategies serves clients on every continent, offering a global suite of solutions for Telecom, Mobility, Cloud, Utility, ServiceNow, and Managed Automation deployments – all powered by cutting-edge technology and automation.

AMI’s platform is designed to manage any vendor that’s important to its customers – no matter what category it’s in. By establishing inventory that includes integrated data from vendors and enterprise systems, auditing charges against correlating contracts, automating allocations and payments, and centralizing how services are purchased, changed or decommissioned, AMI ensures its clients never waste time on vendor-related busywork, and never pay more than they’re supposed to.

Definitive Documents:

The Parties will work together to draft definitive documents including the formation of the joint venture and its governing documents.