Form 10-Q
period 2024-03-31
American Clean Resources Group, Inc.
filed 2024-07-16
CIK 773717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of July 16, 2024, there were 14,418,760 shares of common stock outstanding which is the Registrant’s only class of voting stock.

Documents incorporated by reference

AMERICAN CLEAN RESOURCES GROUP, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2024

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain statements which are forward-looking in nature and are based on the current beliefs of our management as well as assumptions made by and information currently available to management, general trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this Form 10-Q, the words “may,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict” and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. These statements reflect our judgment as of the date of this Form 10-Q with respect to future events, the outcome of which is subject to risks. We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectations, which may have a significant impact on our business, operating results, financial condition or your investment in our common stock, as described in Part II, Item 1A entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (“SEC”) on July 16, 2024.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN CLEAN RESOURCES GROUP, INC.

CONDENSED Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash	$9,311	$36,254
Accounts receivable	5,000	-
Prepaid expenses and other current assets	3,260	140
Total current assets	17,571	36,394
Developed Technology, net amortization	4,799,333	4,888,762
Mining and mineral rights	3,883,524	3,883,524

Total Assets	$8,700,428	$8,808,680

Liabilities, Mezzanine, and Shareholders’ Deficit
Accounts payable	1,294,442	1,332,613
Accounts payable – related party	80,000	212,730
Accrued liabilities	3,925	-
Accrued interest, related party	1,606,714	1,528,818
Senior secured convertible promissory note, related party	329,661	191,231
Total current liabilities	3,314,742	3,265,392

Commitments and Contingencies (Note 7)

Preferred stock, Series A, $ .001 par value, 110,000,000 shares authorized: 10,000,000 shares issued and outstanding at March 31, 2024 and December 31, 2023	10,000,000	10,000,000

Shareholders’ deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized: 14,418,760 issued and outstanding at March 31, 2024 and December 31, 2023	14,419	14,419
Additional paid-in capital	103,680,994	103,680,994
Accumulated deficit	(108,110,489)	(107,939,395)
Total shareholders’ deficit	(4,415,076)	(4,243,982)

Total Liabilities, Mezzanine, and Shareholders’ Deficit	$8,700,428	$8,808,680

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN CLEAN RESOURCES GROUP, INC.

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	March 31, 2024	March 31, 2023

Revenues	$-	$—

Operating expenses:
General and administrative	128,608	42,119
Amortization expense	89,429	-
Total operating expenses	218,037	42,119
Loss from operations	(218,037)	(42,119)

Other income (expense):
Other income	5,601	2,099
Gain on derecognition of accounts payable	-	57,572
Interest expense	(77,896)	(212,909)
Total other expense, net	(71,694)	(153,238)
Loss before income tax provision		(195,357)

Income tax provision	—	—
Net loss	$(289,731)	$(195,357)

Basic diluted net loss per common share	$(0.02)	$(0.07)

Basic diluted weighted average common shares outstanding	14,418,760	2,674,530

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN CLEAN RESOURCES GROUP, INC.

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three months ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net loss	$(289,731)	$(195,357)
Adjustments to reconcile net loss to cash flows used in operating activities:
Amortization expense	89,429	-
Gain on derecognition of certain accounts payable	-	(57,572)
Expenses paid directly by related party	138,430	39,426
Changes in operating assets and liabilities:
Accounts receivable	(5,000)	-
Prepaid expenses and other assets	(3,120)	-
Accounts payable	(38,171)	-
Accrued liabilities	3,925	-
Accrued interest	77,896	170,361
Accrual for settlement of lawsuits, related party	-	42,549
Net cash used in operating activities	(26,943)	(593)
Cash Paid for investment	-	-
Cash flows from investing activities:	-	—

Cash flows from financing activities:	-	-

Proceeds from convertible debentures	---	---

Net cash provided by financing activities	---	---

Decrease in cash	(26,943)	(593)
Cash, beginning of period	36,254	1,251
Cash, end of period	$9,311	$658

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN CLEAN RESOURCES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	Common Stock			Accumulated
	Shares	Amount	APIC	Deficit	Total
Balance at December 31, 2022	2,674,530	$2,674	$88,061,298	$(106,530,496)	$(18,466,524)

Net loss	---	---	---	(195,357)	(195,357)

Balance at March 31, 2023	2,674,530	2,674	88,061,298	(106,530,496)	(18,661,881)

Balance at December 31, 2023	14,418,760	14,419	103,680,994	(107,820,157)	(4,243,982)

Net loss	---	---	---	(289,731)	(289,731)

Balance at March 31, 2024	14,418,760	14,419	103,680,994	$(108,110,489)	$(4,415,076)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN CLEAN RESOURCES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024

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

On September 13, 2023, the Company executed an agreement to acquire a 100% interest in SWIS, L.L.C. (“SWIS”). SWIS has developed an algorithm and a “smart” device that provides essential information to improve water quality from Combined Sewer Overflow (“CSO”). Recently, we have assigned the patent to the University of Louisville (“U of L”) with the intent to commercialize the solution on behalf of the university, community, state and country. More importantly, SWIS along with other fellow entrepreneurs and environmental stewards have assembled a team to launch SWIS, with stakeholders from the U of L, Municipal Sewer Districts (“MSD”), and several state governments. SWIS is actively ready to launch a pilot project to test its modernized approach to CSO Public Notification Programs. Currently, the patented algorithm is on standby for integration into “smart” plugs that will be used for non-invasive in-home notification. An implementation playbook has been designed for municipal use. SWIS has a management team well versed in the necessary strategies for market penetration and adoption and looks to test its behavior modification program abilities with the University of Louisville.

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

This project would greatly contribute to the universities’ expanding sustainability program and would put UofL and SWIS in an advanced position to compete to be one of six universities in the US that the EPA will chose as stormwater research hubs. With the completion of a successful Research Project, these stated goals and deliverables would revolutionize a major component of the $1 trillion water infrastructure issue plaguing a growing population and prime the U of L and SWIS for nationwide Public Notification Program adoption. The development of our platform will modernize Public Education and Notification Programs that will significantly reduce the monetary cost and health risk of CSO events for municipalities worldwide. The results to be discovered at the U of L will give SWIS data and information capable of educating citizens of developed cities across the globe and seamlessly integrating newly developed nations.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2024, the Company incurred net losses from operations of $289,731. At March 31, 2024, the Company had an accumulated deficit of $108,110,489 and a working capital deficit of $3,683,588. In addition, virtually all of the Company’s assets are encumbered or pledged under a senior secured convertible promissory note payable to a related party that is in default. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the three months ended March 31, 2024, the Company had $138,430 of expenses that were paid directly by GPR, a related party and the Company’s convertible note line of credit with GPR was increased by this same amount. (See Notes 4 and 8).

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of ACRG, its wholly owned subsidiary SWIS, and its wholly owned subsidiary Aurielle Enterprises Inc. (“AE”) and its wholly owned subsidiaries Tonopah Custom Processing, Inc., (“TCP”) and Tonopah Resources, Inc. (“TR”) All significant intercompany transactions, accounts and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2023, filed July 16, 2024. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the year as a whole.

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

Revenue Recognition and Deferred Revenue

As of March 31, 2024 and December 31, 2023, we have recorded no revenues from custom permitted processing toll milling. If we achieve revenue generation, the Company plans to report such revenues consistent with ASC Topic 606 Revenues from Contracts with Customers.

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

At March 31, 2024, and December 31, 2023, $348,240 and $208,615 respectively that, if converted, would be 365,652 and 219,046 shares of convertible notes payable that were excluded from the diluted weighted average common share calculation due to the antidilutive effect such shares would have on net loss per common share.

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

Accounting guidance requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company believes its income tax filing positions and deductions will be sustained upon examination and accordingly, no reserves, or related accruals for interest and penalties have been recorded at December 31, 2023 and March 31, 2024.

Recent Accounting Standards

During the three month period ended March 31, 2024, and through July 16, 2024, there were several new accounting pronouncements issued by the Financial Accounting Standards Board.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the consolidated balance sheet date of March 31, 2024, through the date which the consolidated financial statements were issued. Based upon the review, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

NOTE 4 – CONVERTIBLE NOTES PAYABLE

On March 16, 2020 the Company executed a Line of Credit (“LOC”) with Granite Peak Resources, LLC (“GPR”), a related party, evidenced by a convertible promissory note. The LOC is for up to $2,500,000, matures over three years and may be increased by up to another $1,000,000 and extended an additional two years at GPR’s sole option. The LOC is for funding operating expenses critical to the Company’s basic operations and redirection and all requests for funds may be approved or disapproved in GPR’s sole discretion. The LOC bears interest at 10% per annum, is convertible into shares of the Company’s common stock at a per share price of $1.65 and is secured by the real and personal property of the Company and its subsidiaries, and the subsidiaries’ stock GPR already has under lien (See Note 8). During the three months ended March 31, 2024, the Company had $138,430 of expenses that were paid directly by GPR, a related party and the Company’s convertible note line of credit with GPR was increased by this same amount. During the year ended December 31, 2023, the Company had $496,173 of expenses that were paid directly by GPR, a related party and the Company’s convertible note line of credit with GPR was increased by this same amount certain accounts payable. At March 31, 2024 and December 31, 2023 the balance due GPR under the LOC is $329,661 and $191,231 principal and $18,579 and $17,384 accrued interest, respectively.

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

NOTE 6 – COMMON STOCK

Common Stock - Option Grants

The Company recorded no compensation expense for the three months ended March 31, 2024 and 2023. As of March 31, 2024, there was $0 in unrecognized compensation expense.

The Company did not grant any options during the three months ended March 31, 2024, none expired, and none were cancelled. There are no unvested options as of March 31, 2024.

Common Stock issued on exercise of stock options

None.

Sale of Common Stock

None.

Option Grants

During the three months ended March 31, 2024 and the year ended December 31, 2023, there were no option grants issued, cancelled, or outstanding.

Common Stock Purchase Warrants

For warrants granted to non-employees in exchange for services, the Company recorded the fair value of the equity instrument using the Black-Scholes pricing model unless the value of the services is more reliably measurable.

During the three months ended March 31, 2024 and the year ended December 31, 2023, there were no stock purchase warrants issued, cancelled, or outstanding.

The aggregate intrinsic value of the outstanding and exercisable warrants at March 31, 2024 and December 31, 2023, respectively, was $0, as there are no outstanding and exercisable warrants.

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

None.

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

At March 31, 2024 and December 31, 2023, the weighted average shares from no stock options or warrants outstanding and Convertible Promissory note equivalent shares of $348,240 and $208,615 respectively that, if converted, would be 365,652 and 219,046 respectively, were excluded from the diluted weighted average common share calculation, due to the antidilutive effect such shares would have on net loss per common share.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis of financial condition and results of operations should be read in connection with the accompanying unaudited condensed financial statements and related notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on July 16, 2024.

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

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to American Clean Resources Group, Inc. and our wholly owned subsidiary, SWIS L.L.C., Aurielle Enterprises Inc. (“AE”), and AE’s wholly owned subsidiaries Tonopah Custom Processing, Inc. (“TCP”) and Tonopah Resources, Inc. (“TR”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

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

SWIS

On September 13, 2023, the Company executed an agreement to acquire a 100% interest in SWIS, L.L.C. (“SWIS”).  SWIS has developed an algorithm and a “smart” device that provides essential information to improve water quality from Combined Sewer Overflow (“CSO”). Recently, we have assigned the patent to the University of Louisville (“U of L”) with the intent to commercialize the solution on behalf of the university, community, state and country. More importantly, SWIS along with other fellow entrepreneurs and environmental stewards have assembled a team to launch SWIS, with stakeholders from the U of L, Municipal Sewer Districts (“MSD”), and several state governments. SWIS is actively ready to launch a pilot project to test its modernized approach to CSO Public Notification Programs. Currently, the patented algorithm is on standby for integration into “smart” plugs that will be used for non-invasive in-home notification. An implementation playbook has been designed for municipal use. SWIS has a management team well versed in the necessary strategies for market penetration and adoption and looks to test its behavior modification program abilities with the University of Louisville.

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

This project would greatly contribute to the universities’ expanding sustainability program and would put UofL and SWIS in an advanced position to compete to be one of six universities in the US that the EPA will chose as stormwater research hubs. With the completion of a successful Research Project, these stated goals and deliverables would revolutionize a major component of the $1 trillion water infrastructure issue plaguing a growing population and prime the U of L and SWIS for nationwide Public Notification Program adoption. The development of our platform will modernize Public Education and Notification Programs that will significantly reduce the monetary cost and health risk of CSO events for municipalities worldwide. The results to be discovered at the U of L will give SWIS data and information capable of educating citizens of developed cities across the globe and seamlessly integrating newly developed nations.

Comparison of the Three Months Ended March 31, 2024 and March 31, 2023

Revenues

We had no revenues from any operations for the three months ended March 31, 2024 and 2023 Furthermore, we do not anticipate any significant future revenue until we have sufficiently funded construction and begin operations.

General and Administrative Expenses

General and administrative expenses were $128,608 for the three months ended March 31, 2024, as compared to $42,119 for the same period in 2023. The increase for the three months ended March 31, 2024, was principally a result of increased legal expenses, consulting fees and the expenses brought on by SWIS. In the three months ended March 31, 2023, the $42,119 of administrative expenses resulted in the substantial completion of that effort. We anticipate that operating expenses will increase for fiscal 2024 as we continue to move forward with the merger with SMS.

Other Income and Expenses

We receive monthly lease payments of from American Tower Corporation for a cellular tower located on our Tonopah land. As such Other Income for the three months ended March 31, 2024, was $601. Additionally, the gain on derecognition of debt for the three months ended March 31, 2023 of $57,572 was not reproduced in the current period.

Interest expense for the three months ended March 31, 2024, was $77,896, compared to $212,909 for the same period in 2023. The decrease in interest expense for the three months ended March 31, 2024 is due to the conversion of debt owed to GPR to common stock during the year ended December 31, 2023.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements through increases in convertible debt pursuant to our LOC during the three months ended March 31, 2024 and 2023. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had a working capital deficit of $3,429,901 at March 31, 2024. Cash was $9,311 at March 31, 2024, as compared to cash of $36,254 at December 31, 2023.

Our cash reserves will not be sufficient to meet our operational needs and thus, we need to raise additional capital to pay for our operational expenses and provide for capital expenditures. Our basic operational expenses are currently estimated at approximately $49,000 per month. Above the basic operational expenses, we estimate that we need approximately $10,000,000 to begin limited toll milling operations. If we are not able to raise additional working capital, we may have to cease operations altogether.

Operating Activities

Net cash used in operating activities was $(26,943) and $(593) for the three months ended March 31, 2024 and 2023, respectively. Cash was provided by operating activities during both periods primarily due to payments advanced under the LOC for operating expenses offset by net increases in accrued liabilities.

Investing Activities

For the three months ended March 31, 2024, net cash used in investing activities was $0 .

Financing Activities

For the three months ended March 31, 2024, net cash provided by financing activities was $0. For the three months ended March 31, 2023, net cash provided by financing activities was also $0.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2024, we did not engage in any off-balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our condensed consolidated financial statements included herein for the three months ended March 31, 2024 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

Impairment of Long-lived Assets

We review our property and mining and mineral rights subject to amortization and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset class may not be recoverable. Indicators of potential impairment include: an adverse change in legal factors or in the business climate that could affect the value of the asset; an adverse change in the extent or manner in which the asset is used or is expected to be used, or in its physical condition; and current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of the asset. If indicators of impairment are present, the asset is tested for recoverability by comparing the carrying value of the asset to the related estimated undiscounted future cash flows expected to be derived from the asset. If the expected cash flows are less than the carrying value of the asset, then the asset is considered to be impaired and its carrying value is written down to fair value, based on the related estimated discounted cash flows. During the year ended December 31, 2018, we combined the carrying value of our mining and mineral assets as they are inseparable and depend upon each other in value creation. See Note 3. There were no impairment charges in the three months ended March 31, 2024.

Recent Accounting Standards

During the year ended December 31, 2023, and the three months ended March 31, 2024 and through the date of this filing, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item. We note, however, that an investment in our common stock involves a number of very significant risks. Investors should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended December 31, 2023, as filed with SEC on July 16, 2024, in addition to other information contained in such Annual Report and in this Quarterly Report on Form 10-Q, in evaluating the Company and our business before purchasing shares of our common stock. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

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

Date: July 16, 2024

By:	/s/ Sharon Ullman
Sharon Ullman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: July 16, 2024