Form 10-Q
period 2025-03-31
American Clean Resources Group, Inc.
filed 2025-08-20
CIK 773717

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended March 31, 2025

Commission File Number: 000-14319

AMERICAN CLEAN RESOURCES GROUP, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada	84-0991764
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

12567 West Cedar Drive, Suite 203, Lakewood, Colorado 80228-2039

(Address of Principal Executive Offices)

Issuer’s telephone number including area code: (888) 960-7347

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ACRG	None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark the registrant has filed the interactive data exhibits required to be filed during the past 12 months (or shorter applicable period). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

On July 28, 2025, there were 13,912,236 shares of common stock outstanding of the issuer’s common stock issued and outstanding (par value $0.001)

Documents Incorporated by Reference: None.

AMERICAN CLEAN RESOURCES GROUP, INC.

Quarterly Report on Form 10-Q

For the Three Months Ended March 31, 2025

i

PART 1 – FINANCIAL STATEMENTS

Item 1. Financial Statements

American Clean Resources Group, Inc.

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash	$2,119	$719
Prepaid expenses	-	10,000
Total current assets	2,119	10,719

Mineral rights	3,883,524	3,883,524
Total assets	$3,885,643	$3,894,243

Liabilities and stockholders’ deficit
Convertible promissory notes, related party	664,791	425,588
Accounts payable	1,573,081	1,528,366
Accounts payable – related party	190,858	190,858
Accrued interest	2,172,329	2,077,700
Accrued interest - related party	39,351	28,857
Total current liabilities	4,640,410	4,251,369

Commitments and contingencies (Note 8)

Preferred stock, 50,000,000 shares authorized Series A, $.001 par value, 10,000,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024	10,000,000	10,000,000

Stockholders’ deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized: 14,423,560 issued and outstanding as of March 31, 2025 and December 31, 2024	13,912	13,912
Additional paid-in capital	103,182,899	103,182,899
Accumulated deficit	(113,951,578)	(113,553,937)
Total stockholders’ deficit	$(10,754,767)	$(10,357,126)
Total liabilities and stockholders’ deficit	$3,885,643	$3,894,243

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

American Clean Resources Group, Inc.

Unaudited Condensed Consolidated Statements of Operations

	For Three Months Ended March 31,
	2025	2024
		RESTATED
Operating expenses:
General and administrative expenses	$294,932	$211,498
Total operating expenses	294,932	211,498

Loss from operations	(294,932)	(211,498)

Other income (expense):
Other income	2,414	7,099
Interest expense	(105,123)	(87,875)
Total other expense, net	(102,709)	(80,776)

Loss before income tax provision	(397,641)	(292,274)

Income tax provision	-	-

Net loss	$(397,641)	$(292,274)

Net loss per common shares:
Basic net loss per common share	$(0.03)	$(0.02)

Weighted average shares outstanding per common shares:
Basic weighted average common shares outstanding	13,912,236	13,907,436

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

American Clean Resources Group, Inc.

Unaudited Condensed Consolidated Statements of Change in Stockholders’ Deficit

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
	RESTATED	RESTATED	RESTATED	RESTATED	RESTATED
Balance, December 31, 2023	13,907,436	$13,908	$103,144,615	$(107,621,387)	$(4,462,864)
Net loss	-	-	-	(292,274)	(292,274)
Balance, March 31, 2024	13,907,436	$13,908	$103,144,615	$(107,913,661)	$(4,755,138)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2024	13,912,236	$13,912	$103,182,899	$(113,553,937)	$(10,357,126)
Net loss	-	-	-	(397,641)	(397,641)
Balance, March 31, 2025	13,912,236	$13,912	$103,182,899	$(113,951,578)	$(10,754,767)

The accompanying footnotes are an integral part of these consolidated financial statements.

American Clean Resources Group, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2025	2024
		RESTATED

Cash flows from operating activities:
Net loss	$(397,641)	$(292,274)
Adjustments to reconcile net loss to cash flows used in operating activities:
Amortization Expense	-	83,462
Changes in operating assets and liabilities:
Prepaid expenses	10,000	4,025
Accounts payable	44,715	70,522
Accounts payable – related party	-	(29,104)
Accrued interest	94,629	83,978
Accrued interest – related parties	10,494	3,897
Net cash used in operating activities	(237,803)	(75,494)

Cash flows from financing activities:
Proceeds from convertible notes - related party	239,203	40,000
Net cash provided by financing activities	239,203	40,000

Net increase (decrease) in Cash	1,400	(35,494)
Cash, beginning of year	719	36,405
Cash, end of year	$2,119	$911

Noncash investing and financing activity:
Payments made by related party on behalf of the Company	$-	$21,211

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

AMERICAN CLEAN RESOURCES GROUP, INC.

NOTES TO UNADUITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE ENDED MARCH 31, 2025 AND 2024

1. Nature of Business

American Clean Resources Group, Inc. f/k/a Standard Metals Processing, Inc. (“we,” “us,” “our,” “ACRG” or the “Company”) is an exploration stage company, incorporated in Nevada. The Company’s primary business plan is to purchase equipment and build a facility on the Tonopah property to serve as a permitted custom processing toll milling facility while it explores new technologies that allow greater effectiveness in achieving industry sustainability goals (which includes an analytical lab, pyrometallurgical plant, and hydrometallurgical recovery plant).

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared using the accrual method of accounting in accordance with U.S. GAAP and considering the requirements of the United States Securities and Exchange Commission.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and as of March 31, 2025, had an accumulated deficit of $113,951,578. For the three months ended March 31, 2025, the Company sustained a net loss of $397,641. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date these financial statements were issued. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. The Company will continue to seek to raise additional funding through debt or equity financing during the next twelve months from the date of issuance of these financial statements. There is no guarantee the Company will be successful in achieving obtaining additional funding and may have to cease operations.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary Aurielle Enterprises, Inc., (f/k/a Tonopah Milling and Metals Group, Inc.) and its wholly owned subsidiaries Tonopah Custom Processing, Inc., and Tonopah Resources, Inc., and since being acquired in September 2023, SWIS LLC. All significant intercompany transactions, accounts and balances have been eliminated in consolidation.

Use of Estimates

Preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates may pertain to impairment of intangible assets and mining rights, useful lives of intangible assets and contingent liabilities.

Revenue Recognition

As of March 31, 2025, we have recorded no revenues from custom permitted processing toll milling. If we achieve revenue generation, the Company plans to report such revenues consistent with ASC Topic 606 Revenues from Contracts with Customers. The Company recognizes revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Significant judgments are required in determining the transaction price and the timing of revenue recognition.

Fair Value of Financial Instruments

The Company accounts for financial instruments under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1 —	quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 —	observable inputs other than Level 1, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and

Level 3 —	assets and liabilities whose significant value drivers are unobservable.

The Company applies fair value accounting for all assets and liabilities that are recognized or disclosed at fair value in the financial statements. The carrying amounts reported in the financial statements for cash, accounts payables and accrued liabilities approximate their fair value due to their short-term nature.

Basic and Diluted Net Loss Per Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during each period. Diluted net loss per share of common shares includes the effect, if any, from the potential exercise or conversion of securities, such as convertible debt, share options and warrants, which would result in the issuance of incremental shares of common shares. For diluted net loss per share, the weighted-average number of common shares is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive. For all periods presented, basic and diluted net loss per share are the same, as any additional share equivalents would be anti-dilutive.

As of March 31, 2025 and December 31 2024, the Company convertible promissory note – related party was convertible into 670,612 and 432,805 shares of common stock respectively.

Recent Accounting Standards

On November 27, 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires incremental disclosures related to an entity’s reportable segments, effective for annual periods beginning after December 15, 2023. The Company adopted ASU 2023-07 on December 31, 2024, which resulted in additional disclosures in the notes to our consolidated financial statements that we applied retrospectively to all prior periods presented. See Note 9. Segment Information.

The FASB and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2024. Management has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

Restatement of Previously Issued Consolidated Financial Statements

During the third quarter of 2024, and prior to the filing of the Company’s Form 10-K/A for the year ended December 31, 2023, the Company determined that it was necessary to re-evaluate the Company’s accounting treatment for certain debt obligations. In accordance with Staff Accounting Bulletins No. 99 (SAB No. 99) Topic 1.M, “Materiality” and SAB No. 99 Topic 1.N “Considering the Effects of Misstatements when Quantifying Misstatements in the Current Year Financial Statements,” the Company assessed the materiality of these errors to its previously issued consolidated financial statements. Based upon the Company’s evaluation of both quantitative and qualitative factors, the Company concluded the errors were material to the Company’s previously issued consolidated financial statements for the fiscal years ended December 31, 2023 and 2022. Accordingly, the Company intends to file its Restated Consolidated Financial Statements for the fiscal years ended December 31, 2023 and 2022. Additionally, the Company intends to restate its previously filed unaudited interim condensed consolidated financial statements for the periods ended March 31, 2023, June 30, 2023 and September 30, 2023 contained in its Quarterly Reports on Form 10-Q. See Note 10 for further information.

3. Mineral rights

The Company is preparing the Tonopah property site for the construction of a permitted custom processing toll milling facility including grading the land, installing fencing, and working with contractors for our planned 21,875 square foot building and servicing and drilling various wells for our future operations.

The Company has continued to assess the realizability of its Mineral rights. Based on an assessment the Company conducted during 2023, the Company decided the combined carrying value of its land, mineral rights, and water rights of $3,883,524 was fairly stated and not exposed to impairment.

4. Developed Technology

On September 13, 2023, the Company executed an agreement to acquire a 100% interest in SWIS, L.L.C. (“SWIS”). The Company issued 1,500,000 shares of restricted common stock to SWIS’s former owner, Launch IT, LLC, and assumed certain liabilities in exchange for 100% interest in SWIS. Upon the executed agreement, Launch IT, LLC became a significant owner of the Company’s common stock and, as of March 31, 2025, owns 10% of the Company’s restricted common stock.

The Company determined the acquisition to be an asset acquisition under ASC 805, Business Combinations, as all of the fair value of the gross assets acquired was concentrated in a single identifiable asset, the developed technology and exclusive license. The developed technology and exclusive license is a definite-lived intangible asset and is being amortized over the life of the patent life.

The total purchase consideration for the acquisition of SWIS was $5,007,730, which includes the issuance of restricted common stock valued at $4,875,000 and assumed accounts payable balance of $132,730. The restricted common stock issued was fair valued reflecting a 35% liquidity discount from the $5.00 share price of the Company common stock on the date of the acquisition. The consideration paid is recorded on the Company’s books as Developed Technology and Patent Rights, with a useful life of 14 years (150 months from the acquisition date of September 13, 2023). The monthly amortization of the Developed Technology and Patent Rights is approximately $27,821.

During the three months ended March 31, 2025 and 2024, the Company recorded total amortization expense of $0 and $83,462, respectively. Amortization expense is included in general and administrative expenses in the consolidated statements of operations.

During the Company’s ongoing assessment of the carrying value of its developed technology in 2024, management determined that the asset’s book value of $4,574,871 was not recoverable and was subject to impairment. In accordance with the applicable guidance under ASC 360, “Impairment or Disposal of Long-Lived Assets,” the Company evaluated the recoverability of the developed technology based on estimated future undiscounted cash flows expected to result from the use and eventual disposition of the asset. As these cash flows were insufficient to recover the carrying amount, the Company measured and recognized an impairment loss equal to the difference between the asset’s carrying amount and its estimated fair value. As a result, the Company recorded a full impairment charge of $4,574,871 as of December 31, 2024, which is included in the consolidated statements of operations as impairment expense.

5. Debt

Convertible Promissory Notes Payable – Related Party

On March 16, 2020, the Company entered into a Line of Credit (“LOC”) agreement with Granite Peak Resources LLC (“GPR”), a related party and the majority shareholder of the Company. The initial LOC provided for borrowings up to $2.5 million, with a maturity date of March 16, 2023. At GPR’s sole discretion, the LOC could be increased by an additional $1.0 million and extended for two years. The LOC accrued interest at 10% per annum and was convertible into common stock at $2.00 per share, based on the closing price on the date of issuance. The LOC was secured by substantially all of the Company’s real and personal property.

On July 12, 2021, the LOC was amended (the “First Amendment”) to:

●	Increase the borrowing limit to $5.0 million,

●	Extend the maturity date to March 16, 2025, and

●	Reduce the conversion price to $1.65 per share.

The First Amendment also granted GPR the option to further increase the LOC by $5.0 million and extend the maturity date by an additional five years.

On January 5, 2023, the Company entered into a Second Amendment to the LOC (the “Second Amendment”) with GPR. The amendment significantly restructured the existing LOC agreement. Key terms of the Second Amendment included:

●	Increase in Borrowing Capacity: From $5.0 million to $35.0 million.

●	Extension of Maturity Date: To March 16, 2027.

●	Reduction in Conversion Price: From $1.65 to $1.05 per share, based on the trailing three-day market price.

●	Debt Consolidation: The following obligations, previously acquired by GPR, were formally consolidated into the LOC:

●	Tina Gregerson Promissory Note: $477,500 principal and $293,963 accrued interest.

●	Krupp Note: $100,000 principal and $59,795 accrued interest.

●	Forbearance: GPR agreed to forbear from exercising rights under the loan documents, including foreclosure rights related to the Stephen Flechner Judgment and the Pure Path Capital Senior Secured Convertible Promissory Note, both of which had been previously purchased by GPR. The forbearance period extends through January 12, 2024.

The Company evaluated the amendment under ASC 470-50 and ASC 470-60 and concluded it constituted a debt extinguishment, as the present value of the revised cash flows exceeded the 10% threshold. No gain or loss was recognized, as the reacquisition price equaled the carrying amount of the extinguished debt.

On June 12, 2023, the Company entered into a Third Amendment to the LOC (the “Third Amendment”) with GPR. Key terms of the Third Amendment included:

●	Increase in Borrowing Capacity: From $35.0 million to $52.5 million.

●	Expansion of Collateral: The Deed of Trust and Security Agreement was amended to increase the secured amount from $100 million to $250 million.

●	Debt Consolidation: The following obligations, previously acquired by GPR, were formally consolidated into the LOC:

●	The Pure Path Capital Senior Secured Convertible Promissory Note: $2,229,187 principal and $1,709,064 accrued interest.

●	Stephen Flechner Judgment: $2,157,000 principal and $1,580,248 accrued interest.

The Company determined the amendment met the criteria for a troubled debt restructuring (TDR) under ASC 470-60, as the Company was experiencing financial difficulty and GPR granted a concession. The amendment was accounted for as a debt extinguishment under ASC 470-50, with no gain or loss recognized.

On August 2, 2023, GPR converted $5,250,000 of LOC principal into 5,000,000 shares of restricted common stock. On August 15, 2023, GPR converted the remaining $4,969,551 (principal and accrued interest) into 5,244,230 shares of restricted common stock, at the conversion price of $1.05 per share, as provided in the Third Amendment.

As of March 31, 2025 the outstanding balance under the LOC consisted of $664,792 in principal and $39,351 in accrued interest. As of December 31, 2024, the outstanding balance was $425,589 in principal and $28,857 in accrued interest.

During the three months ended March 31, 2025 and 2024, the Company recognized non-cash borrowings of $0 and $21,211, respectively, under the LOC. These amounts represent expenses paid directly by GPR on behalf of the Company and were recorded as increases to the LOC principal balance.

During the three months ended March 31, 2025, the Company had $239,203 proceeds from convertible notes - related party. The Company’s convertible note line of credit with GPR was increased by this same amount.

Acquisition of Outstanding Defaulted Debt and Material Judgement

Tina Gregerson Promissory Note

On February 11, 2015, the Company issued an unsecured promissory note (the “TG Note”) to Tina Gregerson Family Properties, LLC, an entity controlled by a former director of the Company. The TG Note provided for borrowings of up to $750,000, to be funded in multiple tranches. In connection with the issuance, the Company also granted 250,000 common stock warrants with an exercise price of $1.23 per share and an expiration date of February 11, 2022.

Each tranche under the TG Note matured one year from the date of funding and accrued interest at a rate of 8% per annum. The Company received the following advances under the TG Note:

●	$200,000 on February 11, 2015

●	$48,000 on February 13, 2015

●	$50,000 on April 13, 2015

●	$150,000 on July 31, 2015

●	$2,500 on October 20, 2015

●	$12,000 on October 29, 2015

●	$15,000 on November 4, 2015

On August 12, 2021, GPR and Tina Gregerson entered into an Exchange Agreement, under which GPR acquired the TG Note. Subsequently, on January 5, 2023, the outstanding balance of the TG Note was consolidated into the Company’s LOC with GPR as part of the Second Amendment to the LOC.

As of the date of consolidation, the total balance of the TG Note was $771,463, consisting of $477,500 in principal and $293,963 in accrued interest. Following the consolidation, the TG Note ceased to exist as a separate obligation and became part of the LOC principal balance.

Peter Krupp Promissory Note

On August 4, 2011, the Company issued an unsecured promissory note (the “Krupp Note”) to Peter Krupp in the principal amount of $100,000, bearing interest at a rate of 5% per annum.

On August 12, 2021, GPR and Peter Krupp entered into an Exchange Agreement, under which GPR acquired the Krupp Note. Subsequently, on January 5, 2023, the outstanding balance of the Krupp Note was consolidated into the Company’s LOC with GPR as part of the Second Amendment to the LOC.

As of the date of consolidation, the total balance of the Krupp Note was $159,795, consisting of $100,000 in principal and $59,795 in accrued interest. Following the consolidation, the Krupp Note ceased to exist as a separate obligation and was included in the principal balance of the amended LOC.

Stephen Flechner Judgement

On August 12, 2015, the court entered an Amended Final Judgment in favor of Stephen E. Flechner and against the Company in connection with breach of contract claims. The judgment awarded $2,157,000, with interest accruing at 8% per annum from the date of judgment until paid in full.

On November 29, 2021, GPR, a related party and majority shareholder, entered into a Purchase and Sale Agreement with Mr. Flechner, under which GPR acquired all rights, title, and interest in the judgment.

On January 5, 2023, in connection with the Second Amendment to the Company’s LOC with GPR, GPR agreed to forbear from exercising its rights and remedies under the loan documents, including foreclosure rights related to the Flechner Judgment, through January 12, 2024.

On June 12, 2023, pursuant to the Third Amendment to the LOC, the Flechner Judgment was formally consolidated into the LOC. As of the date of consolidation, the total balance of the judgment was $3,737,248, consisting of the original $2,157,000 judgment amount and $1,580,248 in accrued interest. Following the consolidation, the judgment ceased to exist as a separate obligation and was included in the principal balance of the amended LOC.

Pure Path Capital Senior Secured Convertible Promissory Note

On October 10, 2013, the Company issued a Senior Secured Convertible Promissory Note (the “Senior Secured Note”) to Pure Path Capital Management Company, LLC (“PPMC”) in the principal amount of up to $2.5 million, pursuant to a Settlement and Release Agreement. As part of the settlement, the Company also issued 27 million shares of common stock to PPMC, resulting in PPMC becoming a related party.

The Senior Secured Note was secured by a blanket lien on all of the Company’s tangible and intangible assets, whether currently owned or subsequently acquired. This included, but was not limited to, machinery, inventory, accounts receivable, cash, computer equipment, hardware, land, and mineral rights.

On March 29, 2019, GPR, a related party and majority shareholder, acquired the Senior Secured Note from PPMC pursuant to an Exchange and Assignment Agreement.

On June 12, 2023, in connection with the Third Amendment to the Company’s LOC with GPR, the Senior Secured Note was formally consolidated into the LOC. As of the date of consolidation, the total balance of the note was $3,938,251, consisting of $2,229,187 in principal and $1,709,064 in accrued interest. Following the consolidation, the Senior Secured Note ceased to exist as a separate obligation and was included in the principal balance of the amended LOC.

6. Related Parties

As part of its normal operations, the Company conducts financing through its largest shareholder, GPR. The details of the related party balances are disclosed as part of Note 5.

Granite Peak Resources, LLC

On March 16, 2020, the Company entered into a  LOC agreement with GPR. GPR is a related party by virtue of its majority ownership of the Company’s common stock. Under the LOC, GPR has also paid expenses directly on behalf of the Company to support its operations.

During 2019 and 2021, GPR acquired several outstanding debt instruments and judgments originally held by third parties, including:

●	The Tina Gregerson Promissory Note,

●	The Peter Krupp Promissory Note,

●	The Pure Path Capital Senior Secured Convertible Promissory Note, and

●	The Stephen E. Flechner Judgment.

On January 5, 2023, and June 12, 2023, the Company entered into the Second and Third Amendments, respectively, to the LOC with GPR. These amendments formally consolidated the above obligations into the LOC, which was subsequently converted into equity.

On August 2, 2023, and August 15, 2023, GPR converted a total of $10,219,551 of principal and accrued interest under the LOC into 10,244,230 shares of restricted common stock at a conversion price of $1.05 per share, pursuant to the terms of the Third Amendment. As a result of these conversions, GPR became the majority owner, holding approximately 73% of the Company’s outstanding common stock as of March 31, 2025.

During the three months ended March 31, 2025, the Company recorded:

●	$0 in non-cash borrowings for expenses paid directly by GPR, and

●	$239,203 in proceeds from convertible notes – related party.

These amounts were added to the LOC principal balance.

Sustainable Metals Solutions, LLC

On January 10, 2022, the Company entered into a definitive agreement to acquire a controlling interest in Sustainable Metals Solutions, LLC (“SMS”), a company majority-owned by GPR. SMS is an environmental development platform focused on producing carbon-neutral precious metals and minerals. The purchase price for the controlling interest will be determined based on the Company’s common stock price on the closing date, which will be mutually agreed upon once all closing conditions are satisfied. Additional details are provided in Note 8 – Commitments and Contingencies.

Launch IT, LLC

On September 13, 2023, the Company acquired a 100% interest in SWIS, L.L.C. (“SWIS”) by assuming certain liabilities and issuing 1,500,000 shares of restricted common stock to its former owner, Launch IT, LLC. As a result of the transaction, Launch IT, LLC became a significant shareholder, holding over 10% of the Company’s outstanding common stock as of March 31, 2025.

In connection with the acquisition, the Company retained AJ Miller and Chris Laveson, both former owners of Launch IT, LLC, to continue supporting the SWIS business. AJ Miller is an officer and Chris Laveson is a manager of SWIS subsidiary following the acquisition and both hold 500,000 shares each of restricted common stock of the Company.

The following table summarizes the amounts related to these parties that were included in accounts payable – related party, expenses incurred, and cash paid during the periods ended March 31, 2025 and December 31, 2024:

As of and for the period ending March 31, 2025
Related Party	Included in Accounts Payable - Related Party	Expenses incurred	Amount paid
Launch IT, LLC	$116,458	$-	$-
Gazellig LLC - AJ Miller	34,400	-	-
Chris Lavenson	40,000	-	-
	$190,858	$-	$-

As of and for the Year Ending December 31, 2024
Related Party	Included in Accounts Payable - Related Party	Expenses incurred	Amount paid
Launch IT, LLC	$116,458	$-	$23,504
Gazellig LLC - AJ Miller	34,400	15,000	20,600
Chris Lavenson	40,000	15,000	15,000
	$190,858	$30,000	$59,104

7. Stockholders’ Deficit and Mezzanine Equity

Preferred Stock

The Series A Preferred Stock is presented as mezzanine equity due to its rights and preferences.

Attributes of Series A Preferred Stock include but are not limited to the following:

Distribution in Liquidation

The Series A Preferred Stock has a liquidation preference of $10,000,000, payable only upon certain liquidity events or upon the achievement of a market value of our equity equaling $200,000,000 or more. Upon any liquidation, dissolution or winding up of the Company, and after paying or adequately providing for the payment of all its obligations, the remainder of the assets of the Company shall be distributed, either in cash or in kind, first pro rata to the holders of the Series A Preferred Stock in an amount equal to the Liquidation Value (as described below); then, to any other series of Preferred Stock, until an amount to be determined by a resolution of the Board of Directors prior to issuances of such Preferred Stock, has been distributed per share, and, then, the remainder pro rata to the holders of the Common Stock. Upon the occurrence of any Liquidation Event (as defined below), each holder of Series A Preferred Stock will receive a payment equal to the Original Issue Price for each share of Series A Preferred Stock held by such holder (the “Liquidation Value”). A “Liquidation Event” will have occurred when:

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

Common Stock

As of March 31, 2025 and December 31, 2024, the Company is authorized to issue 500,000,000 shares of common stock at a par value of $0.001 per share.

Voting Rights

Holders of our common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. There is no cumulative voting with respect to the election of directors.

Dividend Rights

Holders of our common stock are entitled to receive dividends when, as and if declared by our board of directors out of funds legally available for this purpose.

Liquidation Preference

In the event of our liquidation, dissolution or winding up, holders of our common stock are entitled to receive on a proportional basis any assets remaining available for distribution after payment of our liabilities and Series A Preferred Stock.

Other Terms

Holders of common stock have no conversion, preemptive or other subscription rights and there are no sinking fund or redemption provisions applicable to the common stock. All outstanding shares of the common stock are fully paid and non-assessable.

8. Commitments and Contingencies

Merger with the SMS Group

On January 10, 2022 the Company executed a definitive agreement to acquire a controlling interest in Sustainable Metal Solutions LLC and its subsidiaries (“SMS” or the “SMS Group”). The purchase price for the controlling interest in SMS will be determined based upon the price of the Company’s common stock on the date of closing, such date to be decided by the Parties in good faith after all conditions precedent are met. These conditions precedent include, but are not limited to:

●	Completion of SMS’s audited financial statements by an independent PCAOB-registered accounting firm;

●	Delivery of a completed and SEC-compliant SK-1300 technical report summary on SMS’s mineral reserves as of December 31, 2021 and 2022;

●	Uplisting of ACRG’s common stock to the Nasdaq Capital Market;

●	SEC clearance of the Form S-4 registration statement and proxy materials;

●	Approval of the merger by ACRG’s shareholders;

●	Satisfaction of customary closing conditions, including representations and warranties, covenants, and absence of material adverse changes.

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

SMS is a group of companies that has developed a significant primary source of metals for conventional mining and secondary sources of metals from previously discarded mining tailings for re-reprocessing and recovery. Access to the large amount of mine tailings on the Company’s Nevada property adds favorably to SMS’s plans. Its goal is to enhance the US’s supply chain of various metals produced locally using environmentally friendly methods. In addition, SMS’s sustainable resource program has developing interests in alternative sources of energy, including the Company’s Nevada property which is zoned for solar development, and the conservation of our water resources.

Joint Venture with AMI

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

9. Segment Information

The Company views its operations and manages its business in one reportable segment, which is mining gold and silver from their Tonopah property.

The Company’s Chief Executive Officer and Chairwoman of the Board of Directors, Tawana Bain, serves as the Chief Operating Decision Maker (“CODM”). The CODM evaluates performance and makes operating decisions about allocating resources based on net loss or income and cash balances presented in the accompanying statement of operations and balance sheet, respectively.

The measure of segment assets is reported on the balance sheets and income statements such as cash and net loss or income, respectively. All material long-lived assets are in the United States.

10. Restatement of Previously Issued Financial Statements

As described in Note 2 the Company determined that it was necessary to re-evaluate its accounting treatment for its debt obligations. The Company identified accrued interest calculations were performed incorrectly and borrowing on its related party promissory note with GPR included borrowings that weren’t related to the Company operations and should have not been included in the principal balance. Below are the Company’s restated condensed consolidated balance sheets, statement of operations, statement of stockholders’ deficit and statement of cash flows with the adjustments for the periods stated in the tables below.

AMERICAN RESOURCES CORPORATION
RESTATED BALANCE SHEETS

Balance Sheet as of March 31, 2024	As Reported	Adjustment	As Restated
Assets
Current assets:
Cash	$9,311	$(8,400)	$911
Accounts receivable	5,000	(5,000)	-
Prepaid expenses	3,260	(511)	2,749
Total current assets	17,571	(13,911)	3,660

Mineral rights	3,883,524	-	3,883,524
Intangible asset, net	4,799,333	25,924	4,825,257
Total assets	$8,700,428	$12,013	$8,712,441

Liabilities, mezzanine, and stockholders’ deficit
Current liabilities:
Accrued liabilities	$3,925	$(3,925)	$-
Convertible promissory notes, related party	329,661	(112,148)	217,513
Accounts payable	1,294,442	(50,468)	1,243,974
Accounts payable – related party	80,000	110,858	190,858
Accrued interest	-	1,810,188	1,810,188
Accrued interest - related party	1,606,714	(1,601,668)	5,046
Total current liabilities	3,314,742	152,837	3,467,579

Commitments and contingencies (Note 9)

Preferred stock, 50,000,000 shares authorized:
Preferred stock, 50,000,000 shares authorized Series A, $.001 par value, 10,000,000 shares issued and outstanding at March 31,2024.	10,000,000	-	10,000,000

Stockholders’ deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized: 13,907,436 at March 31,2024.	14,419	(511)	13,908
Additional paid-in capital	103,680,994	(536,379)	103,144,615
Accumulated deficit	(108,110,489)	196,828	(107,913,661)
Total stockholders’ deficit	(4,415,076)	(340,062)	(4,755,138)
Total Liabilities, mezzanine and stockholders’ deficit	$8,700,428	$12,013	$8,712,441

AMERICAN RESOURCES CORPORATION
RESTATED INCOME STATEMENT

Statement of operations for the three months ended March 31, 2024	As Reported	Adjustment	As Restated
Operating expenses:
General and administrative expenses	$128,608	$82,890	$211,498
Amortization expense	89,429	(89,429)	-
Total operating expenses	218,037	(6,539)	211,498
Loss from operations	(218,037)	6,539	(211,498)

Other income (expense):
Other income	5,601	1,498	7,099
Interest expense	(77,896)	(9,979)	(87,875)
Total other expense, net	(71,694)	(9,082)	(80,776)

Loss before income tax provision	(289,731)	(2,543)	(292,274)

Income tax provision	-	-	-
Net loss	$(289,731)	$(2,543)	$(292,274)

Basic net loss per common share	$(0.02)	$0.02	$(0.02)

Basic weighted average common shares outstanding	14,418,760	(511,324)	13,907,436

	A Reported		A Restated	A Reported		A Restated	As Reported		As Restated	As		As
	Common Stock		Common Stock	Common Stock		Common Stock	Additional Paid-in		Additional Paid-in	Reported Accumulated		Restated Accumulated	As Reported		As Restated
	Shares	Adjustments	Shares	Amount	Adjustments	Amount	Capital	Adjustments	Capital	Deficit	Adjustments	Deficit	Total	Adjustments	Total
Balance, December 31, 2023	14,418,760	(511,324)	13,907,436	$14,419	$(511)	$13,908	$103,680,994	$(536,379)	$103,144,615	$(107,939,395)	$318,008	$(107,621,387)	$(4,243,982)	$(218,882)	$(4,462,864)
Net Loss	-	-	-	-	-	-	-	-	-	(289,731)	(2,543)	(292,274)	(289,731)	(2,543)	(292,274)
Balance, March 31, 2024	14,418,760	(511,324)	13,907,436	$14,419	$(511)	$13,908	$103,680,994	$(536,379)	$103,144,615	$(108,229,126)	$315,465	$(107,913,661)	$(4,415,076)	$(340,062)	$(4,755,138)

AMERICAN RESOURCES CORPORATION
RESTATED CASH FLOW STATEMENT

Statement of Cash flows for the three months ended March 31, 2024	As Reported	Adjustment	As Restated
Cash flows used in operating activities:
Net loss	$(289,731)	$(2,543)	$(292,274)
Adjustments to reconcile net loss to cash flows used in operating activities:
Amortization expense	89,429	(5,967)	83,462
Expenses paid directly by related party	138,430	(138,430)	-
Changes in operating assets and liabilities:
Prepaid expenses	(5,000)	9,025	4,025
Accounts payable	(3,120)	73,642	70,522
Accounts payable – related party	(38,171)	9,067	(29,104)
Accrual for settlement of lawsuits	77,896	(77,896)	-
Accrued interest	-	83,978	83,978
Accrued interest – related parties	3,925	(28)	3,897
Net cash used in operating activities	(26,342)	(49,152)	(75,494)

Cash flows provided by financing activities:
Proceeds from convertible notes - related party	-	40,000	40,000
Net cash provided by financing activities	-	40,000	40,000

Net (decrease in cash
Cash, beginning of year	(26,342)	(8,551)	(35,494)
Cash, end of year	36,254	151	36,405
	$9,311	$(8,400)	$911
Noncash investing and financing activity:
Payments made by related party on behalf of the Company	$-	$21,211	$21,211

AMERICAN RESOURCES CORPORATION
RESTATED BALANCE SHEETS

Balance Sheet as of December 31, 2023	As Reported	Adjustment	As Restated
Assets
Current assets:
Cash	$36,254	$151	$36,405
Prepaid expenses	140	6,634	6,774
Total current assets	36,394	6,785	43,179

Mineral rights	3,883,524	-	3,883,524
Intangible asset, net	4,888,762	19,957	4,908,719
Total assets	$8,808,680	$26,742	$8,835,422

Liabilities, mezzanine, and stockholders’ deficit
Current liabilities:
Convertible promissory notes, related party	$191,231	$(34,929)	$156,302
Accrual for settlement of lawsuits	-	-	-
Accounts payable	1,332,612	(137,949)	1,194,663
Accounts payable – related party	80,000	139,962	219,962
Accrued interest	1,511,434	214,776	1,726,210
Accrued interest - related party	17,384	(16,235)	1,149
Total current liabilities	3,132,661	165,625	3,298,286

Commitments and contingencies (Note 9)

Preferred stock, 50,000,000 shares authorized:
Preferred stock, 50,000,000 shares authorized Series A, $.001 par value, 10,000,000 shares issued and outstanding as of December 31, 2023	10,000,000	-	10,000,000

Stockholders’ deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized: 14,418,760 issued and outstanding as of December 31, 2023	14,419	(511)	13,908
Additional paid-in capital	103,680,994	(536,379)	103,144,615
Accumulated deficit	(107,939,395)	318,008	(107,621,387)
Total stockholders’ deficit	(4,243,982)	(218,882)	(4,462,864)
Total Liabilities, mezzanine and stockholders’ deficit	$8,808,680	$26,742	$8,835,422

11.	Subsequent Events

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company had the following subsequent events:

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of the Company. The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and notes thereto for the quarter ended March 31, 2025. This report contains forward-looking statements or forward-looking information (collectively, “forward-looking statements”) made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as the safe harbor provisions of applicable Canadian securities legislation, that are based on management’s beliefs and assumptions and involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact.

Forward-looking statements can also be identified by words such as “future”, “anticipates”, “believes”, “projects”, “estimates”, “expects”, “intends”, “plans”, “predicts”, “will”, “should”, “would”, “could”, “can”, “may”, or similar terms. Forward-looking statements are not guarantees of future performance and ACRG’s actual results may differ significantly from the results discussed in the forward-looking statements. ACRG cautions that these statements are subject to numerous important risks, uncertainties, assumptions, and other factors, some of which are beyond ACRG’s control. These risks could cause ACRG’s actual results to differ materially from those expressed or implied by such forward-looking statements, including, among others, risks related to adverse macroeconomic conditions; geopolitical tensions; laws and policies resulting from change in federal government administration; impact of trade tarrifs; changes in consumer confidence and spending in response to economic volatility; our ability to develop and commercialize our products; our ability to integrate our acquisitions successfully into our business; supply chain disruptions that increase our costs and impair our ability to manufacture our products; our ability to attract and keep senior management and key scientific personnel; our ability to obtain and maintain intellectual property protection; the accuracy of our estimates regarding expenses, future revenues, and capital requirements; and the “Risk Factors” described in our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”). The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. We undertake no duty to update any of these forward-looking statements after the date of this Form 10-Q to conform our prior statements to actual results or revised expectations, except as required by applicable law.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes appearing elsewhere in this Quarterly Report. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-looking Statements” for a discussion of the uncertainties and assumptions associated with these statements. Our actual results may differ materially from those discussed below.

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

Subsidiaries

The Company has two wholly owned subsidiary, Aurielle Enterprises, Inc. (“AE”), a Nevada corporation and SWIS, LLC (“SWIS”), a Kentucky limited liability corporation.. AE has two wholly owned subsidiaries, Tonopah Resources, Inc., (“TR”) a Nevada corporation and Tonopah Custom Processing, Inc., (“TCP”) a Nevada corporation.

Plans of Operations

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024.

The following table summarized our results of operations for the periods presented:

	For Three Months Ended March 31,
	2025	2024
		RESTATED
Operating expenses:
General and administrative expenses	$294,932	$211,498
Total operating expenses	294,932	211,498

Loss from operations	(294,932)	(211,498)

Other income (expense):
Other income	2,414	7,099
Interest expense	(105,123)	(87,875)
Total other expense, net	(102,709)	(80,776)

Loss before income tax provision	(397,641)	(292,274)

Income tax provision	-	-

Net loss	$(397,641)	$(292,274)

Net loss per common shares:
Basic net loss per common share	$(0.03)	$(0.02)

Weighted average shares outstanding per common shares:
Basic weighted average common shares outstanding	13,912,236	13,907,436

Revenues

We had no revenues from any operations for the three months ended March 31, 2025 and 2024. Furthermore, we do not anticipate any significant future revenue until we have sufficiently funded construction and begin operations.

General and Administrative Expenses

General and administrative expenses were $294,932 and $211,498 for the three months ended March 31, 2025 and 2024, respectively. The increase was primarily due to increases in expenses related to engineering fees, consulting fees, and professional fees. These increases were offset by decreases in legal expense and amortization expense. We anticipate that future administration and operating expenses will increase for fiscal year 2025 as we work toward completion of the planned merger.

Other Income and Expenses

During the three months ended March 31, 2025 and 2024, other expenses increased by $21,933. The increase is primarily due to a increase in interest expense of $17,248 and an decrease in other income of $4,685. The $17,248 increase in interest expense relates to higher debt balance during the three months ended March 31, 2025 compared to 2024.

Liquidity and Capital Resources

Since inception, we have financed our operations from a combination of:

●	issuance and sales of our Class A common stock;

●	issuance of promissory notes payable with related and non-related parties;

●	issuance of convertible promissory notes payable with related and non-related parties; and

●	cash advances from related parties

We have experienced operating losses since our inception and had a total accumulated deficit of $113,951,578 as of March 31, 2025. We expect to incur additional cost and require additional capital as we continue to implement our expansion plan. During the three months ended March 31, 2025, our cash used in operating activities was $237,803. During the three months ended March 31, 2024, our cash provided by operating activities was $75,494.

Known Trends and Uncertainties

As of June 30, 2024, our current assets were significantly less than our current liabilities, resulting in a working capital deficit. This deficit, along with recurring operating losses and negative cash flows from operations, raises substantial doubt about our ability to continue as a going concern for the next twelve months from the date these financial statements were issued. Our ability to continue as a going concern is dependent on our ability to obtain additional financing and to generate revenue and cash flow to meet our obligations on a timely basis. Management is actively seeking additional sources of capital, including debt and equity financing, and is evaluating cost containment measures to preserve liquidity. There is no assurance that such funding will be available on acceptable terms, or at all.

Internal and External Sources of Liquidity

Our primary internal source of liquidity is cash on hand, which was $2,119 as of March 31, 2025. We do not currently generate positive operating cash flows. Our external sources of liquidity include related party financing (notably from GPR), potential equity issuances, and possible third-party debt arrangements. The Company does not have any off-balance sheet financing arrangements.

Material Cash Requirements and Commitments

Our primary short-term cash requirements are to fund working capital and service short-term debt. Working capital requirements can vary significantly from period to period, particularly as a result of additional development expenses. As of June 30, 2024, the Company had no material commitments for capital expenditures. However, significant capital will be required to fund the construction of the Tonopah processing facility and the planned industrial park. The Company anticipates that these requirements will be met through a combination of equity and debt financing, as well as potential government grants and strategic partnerships. The general purpose of these expenditures is to advance the Company’s business plan, including the development of permitted custom processing toll milling operations and the ACRG Greenway to Power™ Renewable Energy Industrial Park.

Trends in Capital Resources and Changes in Mix/Cost

During the period, the Company’s capital structure shifted from debt to equity as a result of the conversion of the GPR line of credit into common stock. This reduced interest expense but increased shareholder dilution. The cost of capital remains high due to the Company’s financial condition and market volatility. Future financing may be more expensive or dilutive, and there is no assurance that such financing will be available on acceptable terms.

Risks and Uncertainties

The Company is subject to risks from inflation, rising interest rates, and volatility in capital markets, which may adversely affect its ability to raise capital. Additionally, the mining and renewable energy sectors are experiencing increased regulatory scrutiny and competition for funding, which could impact the Company’s liquidity and capital resources.

Convertible Promissory Notes Payable

On March 16, 2020, the Company executed a Line of Credit (“LOC”) with GPR, related party. The LOC is for up to $2,500,000, matures over three years and may be increased by up to another $1,000,000 and extended an additional two years, respectively, at GPR’s sole option. The LOC bears interest at 10% per annum, is convertible into shares of the Company’s common stock at a per share price of $0.04 based on the last closing sale price on the date of execution and will be secured by the real and personal property GPR already has under lien.

The Company entered into a Second Amendment and Forbearance Agreement with GPR on January 5, 2023 wherein GPR agreed to: (a) increase the existing LOC from $5,000,000 due March 16, 2025 to $35,000,000 due March 16, 2027, (b) roll two existing promissory notes (Tina Gregerson and Krupp notes) purchased by GPR into the LOC resulting in the extinguishment of such notes as separate instruments, and (c) to forebear until January 12, 2024, on exercising its foreclosure rights under its defaulted Senior Secured Note. The Company’s Board of Directors approved a revision in the conversion price at which the LOC may convert into the Company’s common stock from $1.65 per share to $1.05 per share, based upon the market price of the Company’s common stock over the 3 days preceding the agreement. GPR is the Company’s majority shareholder and largest debtholder. GPR holds a senior secured interest in all of the assets of the Company, including the stock of its subsidiary entities.

On June 12, 2023, the Company entered into a Third Amendment Agreement with GPR, wherein the LOC was increased to $52,500,000 and both the Senior Secured Promissory Note (previously held by PPMC and acquired in 2019) and the Flechner Judgment were rolled into the balance of the LOC and the Deed of Trust was increased to $250,000,000. The LOC bears interest at 10% per annum and is convertible into shares of the Company’s common stock at $2.00 per share and is secured by the Company’s real and personal property and its subsidiaries stock.

In furtherance of the preparation for the planned merger with the SMS Group, GPR converted a $5,250,000 portion of the LOC into 5 million shares of restricted common stock effective August 2, 2023. The remaining $4,969,551 balance of the LOC was converted into 4,732,906 shares of restricted common stock effective August 15, 2023. GPR now owns 10,542,989 shares of common stock, which is 73% of the Company’s outstanding shares of common stock, 511,324 of those shares are classified on the statements of stockholders’ deficit as shares issued in excess.

As of March 31, 2025 the outstanding principal and accrued interest balance was $664,792 and $39,351, respectively. During the three months ended March 31, 2025, the Company had $0 and $239,203 expenses that were paid directly by GPR - related party and proceeds from convertible notes - related party, respectively. The Company’s convertible note line of credit with GPR was increased by this same amount.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and as of March 31, 2025, had an accumulated deficit of $113,951,578. For the three months ended March 31, 2054, the Company sustained a net loss of $397,641. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date these financial statements were issued. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. The Company will continue to seek to raise additional funding through debt or equity financing during the next twelve months from the date of issuance of these financial statements. There is no guarantee the Company will be successful in achieving obtaining additional funding and may have to cease operations.

Cash Flows

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(237,803)	$(75,494)
Net cash provided by investing activities	239,203	40,000
Net cash provided by financing activities	-	-
Increase (decrease) in cash	$1,400	$(35,494)

Operating Activities

Net cash used in operating activities was $237,803 for the three months ended March 31, 2025, primarily due to the net loss for the year, offset by increases in accrued interest, accrued interest-related parties, accounts payable, accounts payable-related parties and decrease in prepaid expenses.

Net cash used in operating activities was $75,494 for the three months ended March 31, 2024, primarily due to the net loss for the year and decrease in accounts payable-related parties. These activities were offset by decreases in prepaid expenses, increases in accounts payable, accrued interest, and accrued interest-related parties.

Investing Activities

For the three months ended March 31, 2025, and 2024 the Company conducted no investing activities.

Financing Activities

Net cash provided by financing activities was $239,203 for the three months ended March 31, 2025, primarily due to proceeds from convertible promissory notes, related party.

Net cash provided by financing activities was $40,000 for the three months ended March 31, 2024, primarily due to proceeds from convertible promissory notes, related party.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates, inflation, and regulatory.

Interest Rate Risk

As of March 31, 2025, we had limited exposure to changes in interest rates, as our outstanding debt is primarily fixed-rate. However, any future borrowings may be subject to variable interest rates, which could increase our interest expense if rates rise.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and operating results.

Regulatory Risk

Changes in the regulatory environment, particularly those affecting the mining and renewable energy sectors, could impact our operations and financial results. We monitor regulatory developments and adjust our business strategies as necessary.

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

Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were not effective as of March 31, 2025, because of the identification of the material weaknesses in internal control over financial reporting described below. Notwithstanding the material weaknesses that existed as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer have each concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”). We are currently taking steps to remediate such material weaknesses as described below.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), as of March 31, 2024.

As a result of our continued material weaknesses described below, management has concluded that, as of March 31, 2025, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment, management identified the following control deficiencies, which were previously identified, that still represent material weaknesses as of March 31, 2025:

●	The Company, at times in the past prior to the period covered by this annual statement, entered into material transactions without timely obtaining the appropriate signed agreements, stock certificates and board approval prior to releasing cash funds called for by the transaction. Management believes the approval process currently in place is sufficient to alleviate any misappropriation of funds and will change procedures if and when circumstances indicate they are needed. Although the Company has taken steps to prevent this from happening by utilizing an escrow agent, agreements entered into by prior management will continue to cause an issue until such prior agreements terminate or expire.

●	Management did not design and maintain effective control relating to the quarter end closing and financial reporting process due to lack of evidence of review surrounding various account reconciliations and properly evidenced journal entries. Due to the Company’s limited resources, the Company has insufficient personnel resources and technical accounting and reporting expertise to properly address all of the accounting matters inherent in the Company’s financial transactions. Additionally, though the Company has recently formed a formal audit committee, the Company has not yet formalized processes and controls that would provide proper board oversight role within the financial reporting process. Management continues to search for additional board members that are independent and can add financial expertise and intends to formalize oversight processes in this area in an effort to remediate part of this material weakness.

●	The Company’s change in management, board members and officer positions resulting in changes of the responsible person for certain duties has caused delays in the timely review of financial data and banking information. The Company has very limited review procedures in place. This material weakness, previously identified, continued in 2024 as a result of additional management changes. Management plans to establish a more formal review process by the board members in an effort to reduce the risk of fraud and financial misstatements.

We are in the process of establishing certain steps in response to the identification of these material weaknesses that should result in certain changes in our internal control over financial reporting, but due to the Company’s limited funds and inability to add certain staff personnel, the changes may be limited and may also not be completely effective. There were no additional material weaknesses noted during the quarter ended March 31, 2025.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We know of no active or pending legal proceedings against us, nor are we involved as a plaintiff in any proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended March 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference.

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

AMERICAN CLEAN RESOURCES GROUP, INC.

Dated: August 19, 2025	By:	/s/ Tawana Bain
Tawana Bain
Chief Executive Officer

Each person whose signature to this Quarterly Report appears below hereby constitutes and appoints Tawana Bain and Sharon L. Ullman as their true and lawful attorney-in-fact and agent, with full power of substitution, to sign on their behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments to this Quarterly Report and any and all instruments or documents filed as part of or in connection with this Quarterly Report or the amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or their substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company, in the capacities and dates indicated.

Name	Title	Date

/s/ Tawana Bain	Chief Executive Officer, Director and Chairwoman	August 19, 2025
Tawana Bain

/s/ Sharon Ullman	Chief Financial Officer and Director	August 19, 2025
Sharon Ullman