Form 10-Q
period 2025-06-30
American Clean Resources Group, Inc.
filed 2025-08-20
CIK 773717

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Six Months Ended June 30, 2025

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

On August 19, 2025, there were 13,912,236 shares of common stock outstanding of the issuer’s common stock issued and outstanding (par value $0.001)

Documents Incorporated by Reference: None.

AMERICAN CLEAN RESOURCES GROUP, INC.

Quarterly Report on Form 10-Q

For the Six Months Ended June 30, 2025

i

PART 1 – FINANCIAL STATEMENTS

Item 1. Financial Statements

American Clean Resources Group, Inc.

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash	$8,445	$719
Prepaid expenses	-	10,000
Total current assets	8,445	10,719

Mineral rights	3,883,524	3,883,524
Total assets	$3,891,969	$3,894,243

Liabilities and stockholders’ deficit
Convertible promissory notes, related party	937,080	425,588
Accounts payable	1,548,673	1,528,366
Accounts payable – related party	190,858	190,858
Accrued interest	2,269,825	2,077,700
Accrued interest - related party	55,925	28,857
Total current liabilities	5,002,361	4,251,369

Commitments and contingencies (Note 8)

Preferred stock, 50,000,000 shares authorized Series A, $.001 par value, 10,000,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024	10,000,000	10,000,000

Stockholders’ deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized: 13,912,236 issued and outstanding at June 30, 2025 and December 31, 2024, respectively	13,912	13,912
Additional paid-in capital	103,182,899	103,182,899
Accumulated deficit	(114,307,203)	(113,553,937)
Total stockholders’ deficit	$(11,110,392)	$(10,357,126)
Total liabilities and stockholders’ deficit	$3,891,969	$3,894,243

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

American Clean Resources Group, Inc.

Unaudited Condensed Consolidated Statements of Operations

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
General and administrative expenses	$243,969	$315,129	$538,901	$526,627
Total operating expenses	243,969	315,129	538,901	526,627

Loss from operations	(243,969)	(315,129)	(538,901)	(526,627)

Other income (expense):
Other income	2,413	2,099	4,827	9,198
Interest expense	(114,069)	(91,946)	(219,192)	(179,821)
Total other expense, net	(111,656)	(89,847)	(214,365)	(170,623)

Loss before income tax provision	(355,625)	(404,976)	(753,266)	(697,250)

Income tax provision	-	-	-	-

Net loss	$(355,625)	$(404,976)	$(753,266)	$(697,250)

Net loss per common shares:
Basic net loss per common share	$(0.03)	$(0.03)	$(0.05)	$(0.05)

Weighted average shares outstanding per common shares:
Basic weighted average common shares outstanding	13,912,236	13,907,452	13,912,236	13,907,444

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

American Clean Resources Group, Inc.

Unaudited Condensed Consolidated Statements of Change in Stockholders’ Deficit

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	13,907,436	$13,908	$103,144,615	$(107,621,387)	$(4,462,864)
Net loss	-	-	-	(292,274)	(292,274)
Balance, March 31, 2024	13,907,436	13,908	103,144,615	(107,913,661)	(4,755,138)
Common Stock Issued for Services	300	-	1,950	-	1,950
Net Loss	-	-	-	(404,976)	(404,976)
Balance, June 30, 2024	13,907,736	$13,908	$103,146,565	$(108,318,637)	$(5,158,164)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2024	13,912,236	$13,912	$103,182,899	$(113,553,937)	$(10,357,126)
Net loss	-	-	-	(397,641)	(397,641)
Balance, March 31, 2025	13,912,236	13,912	103,182,899	(113,951,578)	(10,754,767)
Net Loss	-	-	-	(355,625)	(355,625)
Balance, June 30, 2025	13,912,236	$13,912	$103,182,899	$(114,307,203)	$(11,110,392)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

American Clean Resources Group, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(753,266)	$(697,250)
Adjustments to reconcile net loss to cash flows used in operating activities:
Amortization Expense	-	166,924
Common Stock Issued for Services	-	1,950
Changes in operating assets and liabilities:
Prepaid expenses	10,000	(26,278)
Accounts payable	20,307	304,067
Accounts payable – related party	-	(29,104)
Accrued interest	192,125	170,501
Accrued interest – related parties	27,068	9,320
Net cash used in operating activities	(503,766)	(99,870)

Cash flows from financing activities:
Proceeds from convertible notes - related party	511,492	77,100
Net cash provided by financing activities	511,492	77,100

Net decrease in Cash	7,726	(22,770)
Cash, beginning of year	719	36,405
Cash, end of year	$8,445	$13,635

Noncash investing and financing activity:
Payments made by related party on behalf of the Company	$-	$127,862

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

AMERICAN CLEAN RESOURCES GROUP, INC.

NOTES TO UNADUITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX ENDED JUNE 30, 2025 AND 2024

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and as of June 30, 2025, had an accumulated deficit of $114,307,203. For the six months ended June 30, 2025, the Company sustained a net loss of $753,266. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date these financial statements were issued. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. The Company will continue to seek to raise additional funding through debt or equity financing during the next twelve months from the date of issuance of these financial statements. There is no guarantee the Company will be successful in achieving obtaining additional funding and may have to cease operations.

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

Revenue Recognition

As of June 30, 2025, we have recorded no revenues from custom permitted processing toll milling. If we achieve revenue generation, the Company plans to report such revenues consistent with ASC Topic 606 Revenues from Contracts with Customers. The Company recognizes revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Significant judgments are required in determining the transaction price and the timing of revenue recognition.

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

As of June 30, 2025 and December 31, 2024, the Company convertible promissory note – related party was convertible into 945,719 and 432,805 shares of common stock respectively.

Recent Accounting Standards

On November 27, 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires incremental disclosures related to an entity’s reportable segments, effective for annual periods beginning after December 15, 2023. The Company adopted ASU 2023-07 on December 31, 2024, which resulted in additional disclosures in the notes to our consolidated financial statements that we applied retrospectively to all prior periods presented. See Note 10. Segment Information.

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

The Company has continued to assess the realizability of its Mineral rights. Based on an assessment the Company conducted during 2024, the Company decided the combined carrying value of its land, mineral rights, and water rights of $3,883,524 was fairly stated and not exposed to impairment.

4. Developed Technology

On September 13, 2023, the Company executed an agreement to acquire a 100% interest in SWIS, L.L.C. (“SWIS”). The Company issued 1,500,000 shares of restricted common stock to SWIS’s former owner, Launch IT, LLC, and assumed certain liabilities in exchange for 100% interest in SWIS. Upon the executed agreement, Launch IT, LLC became a significant owner of the Company’s common stock and, as of June 30, 2025, owns 10% of the Company’s restricted common stock.

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

During the three and six months ended June 30, 2025, the Company recorded total amortization expense of $0 and $0, respectively. During the three and six months ended June 30, 2024, the Company recorded total amortization expense of $83,462 and $166,924, respectively. Amortization expense is included in general and administrative expenses in the consolidated statements of operations.

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

As of June 30, 2025 the outstanding balance under the LOC consisted of $937,080 in principal and $55,925 in accrued interest. As of December 31, 2024, the outstanding balance was $425,589 in principal and $28,857 in accrued interest.

During the six months ended June 30, 2025 and 2024, the Company recognized non-cash borrowings of $0 and $127,862, respectively, under the LOC. These amounts represent expenses paid directly by GPR on behalf of the Company and were recorded as increases to the LOC principal balance.

During the six months ended June 30, 2025, the Company had $511,492 proceeds from convertible notes - related party. The Company’s convertible note line of credit with GPR was increased by this same amount.

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

On August 2, 2023, and August 15, 2023, GPR converted a total of $10,219,551 of principal and accrued interest under the LOC into 10,244,230 shares of restricted common stock at a conversion price of $1.05 per share, pursuant to the terms of the Third Amendment. As a result of these conversions, GPR became the majority owner, holding approximately 73% of the Company’s outstanding common stock as of June 30, 2025.

During the six months ended June 30, 2025, the Company recorded:

●	$0 in non-cash borrowings for expenses paid directly by GPR, and

●	$511,492 in proceeds from convertible notes – related party.

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

Launch IT, LLC

On September 13, 2023, the Company acquired a 100% interest in SWIS, L.L.C. (“SWIS”) by assuming certain liabilities and issuing 1,500,000 shares of restricted common stock to its former owner, Launch IT, LLC. As a result of the transaction, Launch IT, LLC became a significant shareholder, holding over 10% of the Company’s outstanding common stock as of June 30, 2025.

In connection with the acquisition, the Company retained AJ Miller and Chris Laveson, both former owners of Launch IT, LLC, to continue supporting the SWIS business. AJ Miller is an officer and Chris Laveson is a manager of SWIS subsidiary following the acquisition and both hold 500,000 shares each of restricted common stock of the Company.

The following table summarizes the amounts related to these parties that were included in accounts payable – related party, expenses incurred, and cash paid during the periods ended June 30, 2025 and December 31, 2024:

As of and for the period ending June 30, 2025
Related Party	Included in Accounts Payable - Related Party	Expense incurred	Amount paid
Launch IT, LLC	$116,458	$-	$-
Gazellig LLC - AJ Miller	34,400	-	-
Chris Lavenson	40,000	-	-
	$190,858	$-	$-

As of and for the Year Ending December 31, 2024
Related Party	Included in Accounts Payable - Related Party	Expenses incurred	Amount paid
Launch IT, LLC	$116,458	$-	$23,504
AJ Miller	34,400	15,000	20,600
Chris Lavenson	40,000	15,000	15,000
	$190,858	$30,000	$59,104

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

Common Stock

As of June 30, 2025 and December 31, 2024, the Company is authorized to issue 500,000,000 shares of common stock at a par value of $0.001 per share.

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

Subsidiaries

The Company has two wholly owned subsidiary, Aurielle Enterprises, Inc. (“AE”), a Nevada corporation and SWIS, LLC (“SWIS”), a Kentucky limited liability corporation. AE has two wholly owned subsidiaries, Tonopah Resources, Inc., (“TR”) a Nevada corporation and Tonopah Custom Processing, Inc., (“TCP”) a Nevada corporation.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024.

The following table summarized our results of operations for the periods presented:

	For Three Months Ended June 30,
	2025	2024
Operating expenses:
General and administrative expenses	$243,969	$315,129
Total operating expenses	243,969	315,129

Loss from operations	(243,969)	(315,129)

Other income (expense):
Other income	2,413	2,099
Interest expense	(114,069)	(91,946)
Total other expense, net	(111,656)	(89,847)

Loss before income tax provision	(355,625)	(404,976)

Income tax provision	-	-

Net loss	$(355,625)	$(404,976)

Net loss per common shares:
Basic net loss per common share	$(0.03)	$(0.03)

Weighted average shares outstanding per common shares:
Basic weighted average common shares outstanding	13,912,236	13,907,452

Revenues

We had no revenues from any operations for the three months ended June 30, 2025 and 2024. Furthermore, we do not anticipate any significant future revenue until we have sufficiently funded construction and begin operations.

General and Administrative Expenses

General and administrative expenses were $243,969 and $315,129 for the three months ended June 30, 2025 and 2024, respectively. The decrease was primarily due to decrease in expenses related to amortization expense associated with the SWIS developed technology that was written off at the end of 2024. We anticipate that future administration and operating expenses will increase for fiscal 2025 as we work toward completion of the planned merger.

Other Income and Expenses

During the three months ended June 30, 2025 and 2024, other expenses increased by $21,809. The increase is primarily due to an increase in interest expense of $22,123 offset by an increase in other income of $314. The $22,123 increase in interest expense relates to higher debt balance during the three months ended June 30, 2025 compared to 2024.

Results of Operations

Comparison of the Six Months Ended June 30, 2025 and 2024.

The following table summarized our results of operations for the periods presented:

	For Six Months Ended June 30,
	2025	2024
Operating expenses:
General and administrative expenses	$538,901	$526,627
Total operating expenses	538,901	526,627

Loss from operations	(538,901)	(526,627)

Other income (expense):
Other income	4,827	9,198
Interest expense	(219,192)	(179,821)
Total other expense, net	(214,365)	(170,623)

Loss before income tax provision	(753,266)	(697,250)

Income tax provision	-	-

Net loss	$(753,266)	$(697,250)

Net loss per common shares:
Basic net loss per common share	$(0.05)	$(0.05)

Weighted average shares outstanding per common shares:
Basic weighted average common shares outstanding	13,912,236	13,907,444

Revenues

We had no revenues from any operations for the six months ended June 30, 2025 and 2024. Furthermore, we do not anticipate any significant future revenue until we have sufficiently funded construction and begin operations.

General and Administrative Expenses

General and administrative expenses were $538,901 and $526,627 for the six months ended June 30, 2025 and 2024, respectively. The increase was primarily due to increases in expenses related to accounting, legal and consulting fees.

Other Income and Expenses

During the six months ended June 30, 2025 and 2024, other expenses increased by $43,742. The decrease is primarily due to an increase in interest expense of $39,371 and a decrease in other income of $4,371. The $39,371 increase in interest expense relates to a higher average debt balance during the six months ended June 30, 2025 compared to 2024.

Liquidity and Capital Resources

Since inception, we have financed our operations from a combination of:

●	issuance and sales of our Class A common stock;

●	issuance of promissory notes payable with related and non-related parties;

●	issuance of convertible promissory notes payable with related and non-related parties; and

●	cash advances from related parties

We have experienced operating losses since our inception and had a total accumulated deficit of $114,307,203 as of June 30, 2025. We expect to incur additional cost and require additional capital as we continue to implement our expansion plan. During the six months ended June 30, 2025, our cash used in operating activities was $503,766. During the six months ended June 30, 2024, our cash used in operating activities was $99,870.

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

Internal and External Sources of Liquidity

Our primary internal source of liquidity is cash on hand, which was $8,445 as of June 30, 2025. We do not currently generate positive operating cash flows. Our external sources of liquidity include related party financing (notably from GPR), potential equity issuances, and possible third-party debt arrangements. The Company does not have any off-balance sheet financing arrangements.

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

As of June 30, 2025 the outstanding principal and accrued interest balance was $937,080 and $55,925, respectively. During the six months ended June 30, 2025, the Company had $0 and $511,492 expenses that were paid directly by GPR - related party and proceeds from convertible notes - related party, respectively. The Company’s convertible note line of credit with GPR was increased by this same amount.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and as of December 31, 2024, had an accumulated deficit of $114,307,203. For the six months ended June 30, 2025, the Company sustained a net loss of $753,266. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date these financial statements were issued. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. The Company will continue to seek to raise additional funding through debt or equity financing during the next twelve months from the date of issuance of these financial statements. There is no guarantee the Company will be successful in achieving obtaining additional funding and may have to cease operations.

Cash Flows

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(503,766)	$(99,870)
Net cash provided by investing activities	511,492	77,100
Net cash provided by financing activities	-	-
Increase (decrease) in cash	$7,726	$(22,770)

Operating Activities

Net cash used in operating activities was $503,766 for the six months ended June 30, 2025, primarily due to the net loss for the year, offset by a decrease in prepaid expenses, increases in accounts payable, accrued interest, and accrued interest-related parties.

Net cash used in operating activities was $99,870 for the six months ended June 30, 2024, primarily due to the net loss for the year, increase in prepaid expenses, decrease in accounts payable-related parties. These activities were offset by amortization expense, common stock issued for services, increases in accounts payable, accrued interest, and accrued interest-related parties.

Investing Activities

For the six months ended June 30, 2025, and 2024 the Company conducted no investing activities.

Financing Activities

Net cash provided by financing activities was $511,492 for the six months ended June 30, 2025, primarily due to proceeds from convertible promissory notes, related party.

Net cash provided by financing activities was $77,100 for the six months ended June 30, 2024, primarily due to proceeds from convertible promissory notes, related party.

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

Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were not effective as of June 30, 2025, because of the identification of the material weaknesses in internal control over financial reporting described below. Notwithstanding the material weaknesses that existed as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer have each concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”). We are currently taking steps to remediate such material weaknesses as described below.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), as of June 30, 2024.

As a result of our continued material weaknesses described below, management has concluded that, as of June 30, 2025, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment, management identified the following control deficiencies, which were previously identified, that still represent material weaknesses as of June 30, 2025:

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

We are in the process of establishing certain steps in response to the identification of these material weaknesses that should result in certain changes in our internal control over financial reporting, but due to the Company’s limited funds and inability to add certain staff personnel, the changes may be limited and may also not be completely effective. There were no additional material weaknesses noted during the quarter ended June 30, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended June 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

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