Form 10-K
period 2024-12-31
American Clean Resources Group, Inc.
filed 2025-08-26
CIK 773717

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

On August 25, 2025, there were 13,912,236 shares of common stock outstanding of the issuer’s common stock issued and outstanding (par value $0.001)

Documents Incorporated by Reference: None.

AMERICAN CLEAN RESOURCES GROUP, INC.

Annual Report on Form 10-K

For the Year Ended December 31, 2024

i

PART I

EXPLANATORY NOTE

This comprehensive annual report on Form 10-K (the “Super 10-K”) includes the Company’s financial statements for the fiscal year ending December 31, 2024 and 2023. The Company became delinquent in its filings primarily due to the unexpected retirement and subsequent medical disability of key personnel at its financial advisory firm. This significantly impacted the continuity and capacity of our financial oversight and reporting functions, resulting in delays in the preparation and filing of our financial reports for the fiscal year ended 2023. During the course of preparing our financial statements, we identified material weaknesses in our internal control over financial reporting. These deficiencies required us to undertake a comprehensive review and remediation process, which delayed the completion of our financial statements and related disclosures. Since the fiscal year ending December 31, 2023 until the date of this filing, the Company has not maintained financial reporting compliance. This Super 10-K contains all required information and disclosures to shareholders that each quarterly and annual report would normally have been provided had such quarterly and annual report had been filed timely. In the interest of complete disclosure, the Company has included current information in this annual report for all material events and developments that have taken place since December 31, 2023 through the filing date of this annual report.

We do not intend to file a separate amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2023, or Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2024, June 30, 2024 and September 30, 2024 or Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2023, June 30, 2023, or September 30, 2023. The financial statements presented for each quarter as included in Item 8. Financial Statements.

Investors should rely only on the financial information and other disclosures, including the adjusted or restated financial information, included in this Form 10-K, as applicable, and should not rely on any previously furnished or filed reports, earnings releases, investor presentations, or similar communications, regarding these periods.

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

The Company’s intention is to become a full service permitted custom toll milling and processing company that facilitates the extraction of precious and strategic minerals from mined material. The Company will need to obtain permits for the planned construction and operation of our permitted custom processing toll milling facility with state-of-the-art equipment capable of processing gold, silver and platinum metal groups. Many junior miners do not have the capital or the ability to permit a processing facility, yet they have a large supply of mined material that requires milling to be performed. It is often cost prohibitive or impractical for these mine operators to send their materials to processing mills owned by the large mining companies, or to other customers badly needing milling and processing services.

While Nevada has a historic role as a mining center with good proximate geology and ample mined product, very little custom processing toll milling capacity remains in the state. During the last several decades, other processing facilities have been shuttered due to high costs of regulations and the vertical integration of milling within large mining companies leaving junior miners with few options for local milling services. As a result, we are in a unique position among processing facilities because we are capable of truly permitted custom processing. We have the only ball mill located within a custom toll milling facility within 300 miles allowing us to serve miners in the western United States, Canada, Mexico, and Central America.

Many junior miners are undercapitalized, have limited access to capital markets and have a large supply of mined material that requires milling to be performed. Many large mining companies reserve their milling capacity for their inventory, which does not make providing third party services worthwhile. This provides the Company with an opportunity to provide these potential customers with badly needed milling and processing services. Some of our mining customers will be able to take their tailings (the material left over after the desired minerals have been extracted) from the material they deposited with the Company and put it back in the exact same mines those particular tailings came from. This eliminates the need for the Company to dispose of those tailings.

In addition to the custom processing and permitted toll milling business, the Company is exploring the establishment of an industrial park on the Millers property in Esmeralda County, Nevada. The industrial park would serve as a central hub for renewable energy generation and storage, operating around the clock to attract and support tenants committed to producing NetZero goods and services, with a focus on data centers and AI farms. The industrial park will include a commercial solar farm, battery storage plus land dedicated to industrial storage, waste-to-energy generation and industrial manufacturing. The Company is actively exploring various funding sources to advance the establishment of the industrial park. Once operational the industrial park is envisioned to include a 2 GW solar farm, large battery storage centers, four 100,000 square foot data centers plus several industrial partners engaged in recycling industrial waste materials that include discarded windmill blades, corporate carpets, and other industrial manufacturing operations that rely on are large consumers of renewable energy.

ACRG is also exploring opportunities to advance the commercialization of the SWIS technology centered around the application of a warning and monitoring system related to Combined Sewer Overflow (“CSO”). This would include establishing and conducting small scale test runs with local municipalities to confirm the concept and performance of the technology before conducting a large scale rollout across the US to large utility companies and Municipal Sewer Districts.

Toll Milling Business

Given the probable significant gold and silver tailing resources located on the Millers property, the re-establishment of the currently dormant milling operation presents a unique for ACRG to establish a large US based milling operation. Once operational the milling operation will produce low carbon emission gold and silver that will be made available to US companies who rely on these metals in their manufacturing processes and who seek a NetZero production footprint, given that the tailings have already been mined and transported to the Millers location.

Process

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

Toll Milling – Procedure

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

Toll Milling – Concentrate/Leach Circuit

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

Industrial Park Business

The planned industrial park will be called the ACRG Greenway to PowerTM Renewable Energy Industry Park. It will be a transformative industrial project planned on the 1,183 acre Millers property. The state-of-the-art facility will serve as a central hub for renewable energy generation and storage, operating 24/7/365 to attract and support tenants committed to producing NetZero goods and services. The industrial park will be designed to attract high-tech data centers and other energy-intensive industries by leveraging its unique advantages. These unique advantages include:

1)	Direct proximity to the 16,787 acre Millers Solar Energy Zone (SEZ).

2)	Planned Greenlink West grid access through NV Energy Esmeralda substation.

3)	Located next to Highway 95 with access to the Hawthorne Railway.

4)	388 acre-feet of water rights (126 million gallons annually).

5)	Strategic access to a major fiber optic junction.

6)	120-kV electrical power substation located on the Miller property.

7)	Existing cell phone tower located on the Millers property.

The above advantages are leveraged to establish a state-of-the-art industrial park centered around the ability to provide reliable power from an industrial scale solar farm supported by battery storage, the construction of four 100,000 square foot data centers, ownership of exclusive water rights, and a commitment to sustainability. ACRG is exploring opportunities in industrial storage whereby part of the 1,183 acre property will be allocated to be used for industrial storage by third-party companies. The industrial storage operations will transition over time into waste-to-energy and industrial manufacturing operations as the solar farm becomes operational, providing access to green electricity for NetZero manufacturing. We have identified the industrial storage of discarded commercial windmill blades as a potential business, where the windmill blades are initially stored and later recycled on site. The fiberglass and plastic are repurposed while the remaining residue is used for cement production and waste-to-energy processes, converting the remaining material into usable energy forms such as steam. Other waste-to-energy materials include industrial carpets and composite materials.

ACRG will seek to raise equity capital to fund the initial industrial park project development stages which include the creation of overall project plans, enhanced operational and financial analysis, screening and selection of potential partners and vendors, and securing city, state and federal support for the project. This includes, but is not limited to, laying the groundwork through infrastructure, regulatory, and labor partnerships. Parallel to the above activities ACRG will explore various grants (direct grants and matching grants) and low-cost debt funding sources to support the initial project development stages.

As the project becomes more defined, additional equity and debt will be secured to fund further project development, including the build-out of infrastructure, construction of four 100,000 square foot data farm structures, completion of the milling facility and four separate 0.5 GW solar farms in addition to attracting waste-to-energy and industrial storage operations to the location. The total scope of the ACRG Greenway to Power™ Renewable Energy Industrial Park is $3.0 billion not including investments from business partners located on the industrial park to establish their own waste-to-energy and manufacturing operations.

SWIS Smart Device Business

On September 13, 2023, the Company executed an agreement to acquire a 100% interest in SWIS, L.L.C. (“SWIS”). The Company issued 1,500,000 shares of restricted common stock to SWIS's former owner, Launch IT, LLC, and assumed certain liabilities in exchange for 100% interest in SWIS. Upon the executed agreement, Launch IT, LLC became a significant owner of the Company’s common stock and, as of December 31, 2024, owns 10% of the Company’s restricted common stock.

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

The Company plans to develop a separate business around the exclusive patent and technology rights acquired by ACRG as part of the SWIS acquisition. SWIS has developed an algorithm and a “smart” device that provides essential information to improve water quality from Combined Sewer Overflow (“CSO”). SWIS, LLC assigned the patent to the University of Louisville (“U of L”) with the intent to commercialize the solution on behalf of the university, community, state and country. ACRG will, once adequate funding has been secured, roll out a pilot program to test its modernized approach to CSO Public Notification Programs with select utilities and Municipal Sewer Districts. Currently, the patented algorithm is on standby for integration into “smart” plugs that will be used for non-invasive in-home notification. An implementation playbook has been designed for municipal use. The pilot program will be followed by additional analysis and improvements to the overall SWIS technology that is centered around the application of a warning and monitoring system related to Combined Sewer Overflow (“CSO”). Once the SWIS concept has been fined tuned, ACRG envisions a large scale rollout across the US to large utility companies and Municipal Sewer Districts.

Combined Sewer Systems (“CSS”) were built over a century ago with the intention to divert wastewater away from households. CSS collects rainwater runoff, domestic sewage, and industrial wastewater into a single pipe system, which then transports the combined wastewater to a treatment plant. When the aged CSS is overwhelmed, the result is untreated wastewater being discharged directly into public waterways, such as creeks, streams, rivers, and other local bodies of water referred to as CSO. The resulting discharges of pollutants into public waterways increases the amount of suspended solids from point-source origins introduced to the ecosystem, creating a significant health hazard for wildlife and humans exposed to these waterways, historically tied to disease transmission. These violate the Clean Water Act and result in significant repercussions from the EPA. Currently, over forty million people in 700+ municipalities nationwide live in a municipality with a Combined Sewer System.

Current solutions rely predominantly on inadequate Public Notification Programs to prevent water use at the source, the household, during high-risk CSO times. The current Public Notification Programs utilized by all municipalities in a CSS entails email signups, website banners, pamphlets, signs, etc., which remain arduous and ineffective. This antiquated, ineffective approach creates the immediate need to develop a modern, real-time notification system that gives individual households and facilities the immediately ability to positively modify their water use behavior resulting in a decrease in harmful point source pollutants unknowingly and unnecessarily being introduced to public waterways.

The planned pilot program will be an opportunity for us to prove the SWIS solution and to expand the SWIS business going forward. As of the date of this filing the Company has not started the pilot program due to liquidity issues since acquiring SWIS. In December 2024, management determined that the asset’s book value of $4,574,871 was not recoverable and was subject to impairment. In accordance with the applicable guidance under ASC 360, “Impairment or Disposal of Long-Lived Assets,” the Company evaluated the recoverability of the developed technology based on estimated future undiscounted cash flows expected to result from the use and eventual disposition of the asset. As these cash flows were insufficient to recover the carrying amount, the Company measured and recognized an impairment loss equal to the difference between the asset’s carrying amount and its estimated fair value. As a result, the Company recorded a full impairment charge of $4,574,871 as of December 31, 2024.

Human Capital

As of December 31, 2024, we had 0 full-time employees and 0 consultants who devote substantial time to us.

Our Corporate Information

Our corporate headquarters are located at 12567 West Cedar Drive, Suite 203, Lakewood, Colorado 80228-2039. Our telephone number is (888) 960-7347. We maintain a website at https://acrgincorp.com to which we post copies of our press releases as well as additional information about us. Our filings with the Commission are available free of charge through our website as soon as reasonably practicable after being electronically filed with or furnished to the Commission. Information contained in our website is not a part of, nor incorporated by reference into, this Report or our other filings with the Commission, and should not be relied upon.

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

THE MARKET FOR OUR COMMON STOCK IS LIMITED AND MAY BE VOLATILE.

Currently, our common stock is traded on the OTC Expert Market, and is not eligible for proprietary broker-dealer quotations. OTC Markets may designate securities for quoting on the Expert Market when it is not able to confirm that the company is making current information publicly available under SEC Rule 15c2-11, or when the security is otherwise restricted from public quoting. “Unsolicited-Only” stocks, such as ours, have a higher risk of wider spread, increased volatility, and price dislocations. Stock prices on the OTC Markets, especially “Unsolicited-Only” stocks listed on the Expert Market, can be more volatile than stocks trading on national market systems such as NSADAQ, NYSE or AMEX. Quotations in Expert Market securities are restricted from public viewing, and pricing is only available to broker-dealers and with investor best execution needs. Investors may have difficulty selling out stock. Additionally, our stock price may be affected by factors outside of our control and unrelated to our business operations.

OUR PRIOR FAILURE TO TIMELY FILE REPORTS REQUIRED BY THE SEC COULD AVERSELY AFFECT OUR BUSINESS, OUR REPUTATION, AND THE VALUE OF OUR STOCK.

We did not timely file our Annual Reports on Form 10-K for the years ended December 31, 2024 and December 31, 2023, its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2024, June 30, 2024 and September 30, 2024 or Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2023, June 30, 2023, or September 30, 2023. As a result, we have been or could be subject to risks including potential notice of non-compliance from OTC Markets, limitations on our ability to use short-form registration statements, potential events of default under financing arrangements, increased audit and compliance costs, and reputational harm with investors, customers, and employees. Although this Super 10-K is intended to bring us current in our Exchange Act reporting, we could in the future experience delays in filings, and any such delays could have the effects described above and could negatively impact the market price of our securities.

Risks Related to Our Financial Condition

WE CURRENTLY DO NOT HAVE ENOUGH CASH TO FUND OPERATIONS AND/OR REDUCE OUR DEBT DURING 2025.

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

OUR MANAGEMENT HAS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The consolidated financial statements for each of these periods were prepared assuming that we would continue as a going concern. We have had net losses for each of the years ended December 31, 2024 and 2023, and we have an accumulated a deficit as of December 31, 2024, of $113,553,937. Virtually all of the Company’s assets are encumbered or pledged under senior secured debt that is in default. These conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we do not expect to generate any significant revenues from operations for the foreseeable future, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital through equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

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

On January 5, 2023, the Company entered into a Second Amendment to the LOC (the “Second Amendment”) with GPR. The amendment significantly restructured the existing LOC agreement. Key terms of the Second Amendment included:

●	Increase in Borrowing Capacity: From $5.0 million to $35.0 million.

●	Extension of Maturity Date: To March 16, 2027.

●	Reduction in Conversion Price: From $1.65 to $1.05 per share, based on the trailing three-day market price.

●	Debt Consolidation: The following obligations, previously acquired by GPR, were formally consolidated into the LOC:

●	Tina Gregerson Promissory Note: $477,500 principal and $293,963 accrued interest.

●	Peter Krupp Promissory Note: $100,000 principal and $59,795 accrued interest.

●	Forbearance: GPR agreed to forbear from exercising rights under the loan documents, including foreclosure rights related to the Stephen Flechner Judgment and the Pure Path Capital Senior Secured Convertible Promissory Note, both of which had been previously purchased by GPR. The forbearance period extends through January 12, 2024.

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

On August 2, 2023, GPR converted $5,250,000 of LOC principal into 5,000,000 shares of restricted common stock. On August 15, 2023, GPR converted the remaining $4,969,551 (principal and accrued interest) into 4,732,906 shares of restricted common stock, at the conversion price of $1.05 per share, as provided in the Third Amendment.

As of December 31, 2024 the outstanding balance under the LOC consisted of $425,589 in principal and $28,857 in accrued interest. As of December 31, 2023, the outstanding balance was $156,303 in principal and $1,149 in accrued interest.

During the years ended December 31, 2024 and 2023, the Company recognized non-cash borrowings of $192,186 and $272,481, respectively, under the LOC. These amounts represent expenses paid directly by GPR on behalf of the Company and were recorded as increases to the LOC principal balance.

As of the date of this filing, GPR is the majority and controlling owner of the Company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

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

We routinely undertake activities to prevent, detect, and minimize the effects of cybersecurity incidents, including an annual risk review, policy reviews and revisions. In addition, we maintain business continuity, contingency, and recovery plans for use in the event of a cybersecurity incident by the administering of local and cloud based back up of files and emails.

As of the date of this report, no cybersecurity incident (or aggregation of incidents) or cybersecurity threat has materially affected our results of operations or financial condition. However, an actual or perceived breach of our security could damage our reputation, risk loss of our proprietary information and prevent us from attracting new clients, customers and/or subject us to third-party lawsuits, regulatory fines or other actions or liabilities, any of which could adversely affect our business, operating results or financial condition. We currently do not carry a cyber liability insurance policy.

ITEM 2. PROPERTIES

On March 15, 2011, in an effort to enter the precious metal toll milling business, we completed the Shea Exchange Agreement, whereby we acquired the Tonopah property, consisting of land, buildings, mining tailings, a dormant milling facility, abandoned milling equipment and water permits.

Our Tonopah property consists of 1,186 acres of land, buildings, mining tailings, a dormant milling facility, abandoned milling equipment   and water permits. The assets have been fully depreciated and have a $0 carry value as of December 31, 2024 and 2023. The Tonopah property was transferred to Aurielle Enterprises Inc (“AE”), the Company’s wholly owned subsidiary and then transferred to Tonopah Resources, Inc., (“TR”) a wholly owned subsidiary of AE.

During 2022, our corporate office was relocated to 10567 West Cedar Drive, Suite 203, Lakewood, Colorado 80228-2039, a commercial office building owned and operated by GPR’s affiliates. We believe that our facilities are adequate for our current needs and are in closer physical proximity to our property.

ITEM 3. LEGAL PROCEEDINGS

We are not aware of any pending legal proceedings to which we are a party, or to which any director, officer or affiliate of our Company, or any owner of record or beneficially of more than 5% of any class of our voting securities, is a party adverse to us or has a material interest adverse to us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Expert Market under the symbol “ACRG.” As of May 27, 2025, the last closing sale price of our common stock as reported by OTC was $2.00 per share. The following table sets forth for the periods indicating the range of high and low closing sale prices of our common stock:

Period	High	Low

Quarter Ended March 31, 2023	$4.00	$1.00
Quarter Ended June 30, 2023	$3.10	$2.51
Quarter Ended September 30, 2023	$7.50	$2.51
Quarter Ended December 31, 2023	$12.03	$7.00

Quarter Ended March 31, 2024	$11.25	$7.00
Quarter Ended June 30, 2024	$11.00	$6.50
Quarter Ended September 30, 2024	$8.99	$6.41
Quarter Ended December 31, 2024	$5.05	$5.05

The quotations from the OTC Market above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions.

Deficiency Notice Disclosure

The Company did not timely file its Annual Reports on Form 10-K for the years ended December 31, 2024 and December 31, 2023, or its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2024, June 30, 2024 and September 30, 2024 or Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2023, June 30, 2023, or September 30, 2023. (collectively, the “Delayed Reports”), as required by Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 and Rules 13a-1 and 13a-13 thereunder. This Super 10-K is intended to bring the Company current in its Exchange Act reporting obligations and includes updated disclosures for the periods covered, as required by Form 10-K.

Transfer Agent

Our transfer agent is Equiniti Trust Company, LLC (f/k/a American Stock Transfer & Trust Company, LLC), and is located at 48 Wall Street, 23rd Floor, New York, NY 10005. Their telephone number is (800) 401-1957 and website is www.equiniti.com.

Holders of Common Stock

As of July 10, 2025, there were approximately 156 shareholders of record of our common stock. As of such date, 13,912,236 shares were issued and outstanding.

Dividends

We have never paid cash dividends on our common stock and have no present intention of doing so in the foreseeable future. Rather, we intend to retain all future earnings to provide for the growth of our Company. Payment of cash dividends in the future, if any, will depend, among other things, upon our future earnings, requirements for capital improvements and financial condition.

Outstanding Equity Awards

No equity awards to our named executive officers were outstanding as of December 31, 2024 or as of the date of this Annual Report.

Recent Sales of Unregistered Securities

Except as set forth below, there were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company.

The issuances of the shares described above were exempt from registration under Section 4(a)(2) under the Securities Act, as transactions by an issuer not involving any public offering.

Issuer Purchases of Equity Securities

None.

ITEM 6. [RESERVED]

None.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes appearing elsewhere in this Annual Report. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-looking Statements” for a discussion of the uncertainties and assumptions associated with these statements. Our actual results may differ materially from those discussed below.

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

The Company’s intention is to become a full service permitted custom toll milling and processing company that facilitates the extraction of precious and strategic minerals from mined material. The Company will need to obtain permits for the planned construction and operation of our permitted custom processing toll milling facility with state-of-the-art equipment capable of processing gold, silver and platinum metal groups. Many junior miners do not have the capital or the ability to permit a processing facility, yet they have a large supply of mined material that requires milling to be performed. It is often cost prohibitive or impractical for these mine operators to send their materials to processing mills owned by the large mining companies, or to other customers badly needing milling and processing services.

While Nevada has a historic role as a mining center with good proximate geology and ample mined product, very little custom processing toll milling capacity remains in the state. During the last several decades, other processing facilities have been shuttered due to high costs of regulations and the vertical integration of milling within large mining companies leaving junior miners with few options for local milling services. As a result, we are in a unique position among processing facilities because we are capable of truly permitted custom processing. We have the only ball mill located within a custom toll milling facility within 300 miles allowing us to serve miners in the western United States, Canada, Mexico, and Central America.

Many junior miners are undercapitalized, have limited access to capital markets and have a large supply of mined material that requires milling to be performed. Many large mining companies reserve their milling capacity for their inventory, which does not make providing third party services worthwhile. This provides the Company with an opportunity to provide these potential customers with badly needed milling and processing services. Some of our mining customers will be able to take their tailings (the material left over after the desired minerals have been extracted) from the material they deposited with the Company and put it back in the exact same mines those particular tailings came from. This eliminates the need for the Company to dispose of those tailings.

In addition to the custom processing and permitted toll milling business, the Company is exploring the establishment of an industrial park on the Millers property in Esmeralda County, Nevada. The industrial park would serve as a central hub for renewable energy generation and storage, operating around the clock to attract and support tenants committed to producing NetZero goods and services, with a focus on data centers and AI farms. The industrial park will include a commercial solar farm, battery storage plus land dedicated to industrial storage, waste-to-energy generation and industrial manufacturing. The Company is actively exploring various funding sources to advance the establishment of the industrial park. Once operational the industrial park is envisioned to include a 2 GW solar farm, large battery storage centers, four 100,000 square foot data centers plus several industrial partners engaged in recycling industrial waste materials that include discarded windmill blades, corporate carpets, and other industrial manufacturing operations that rely on are large consumers of renewable energy.

The Company is also exploring opportunities to advance the commercialization of the SWIS technology centered around the application of a warning and monitoring system related to Combined Sewer Overflow (“CSO”). This would include establishing and conducting small scale test runs with local municipalities to confirm the concept and performance of the technology before conducting a large scale rollout across the US to large utility companies and Municipal Sewer Districts.

The planned pilot program will be an opportunity for us to prove the SWIS solution and to expand the SWIS business going forward. As of the date of this filing the Company has not started the pilot program due to liquidity issues since acquiring SWIS. In December 2024, management determined that the asset’s book value of $4,574,871 was not recoverable and was subject to impairment. In accordance with the applicable guidance under ASC 360, “Impairment or Disposal of Long-Lived Assets,” the Company evaluated the recoverability of the developed technology based on estimated future undiscounted cash flows expected to result from the use and eventual disposition of the asset. As these cash flows were insufficient to recover the carrying amount, the Company measured and recognized an impairment loss equal to the difference between the asset’s carrying amount and its estimated fair value. As a result, the Company recorded a full impairment charge of $4,574,871 as of December 31, 2024.

In addition to the custom processing and permitted toll milling business, the Company is exploring the establishment of an industrial park on the Millers property in Esmeralda County, Nevada. The industrial park would serve as a central hub for renewable energy generation and storage, operating around the clock to attract and support tenants committed to producing NetZero goods and services, with a focus on data centers and AI farms. The industrial park will include a commercial solar farm, battery storage plus land dedicated to industrial storage, waste-to-energy generation and industrial manufacturing. The Company is actively exploring various funding sources to advance the establishment of the industrial park. Once operational the industrial park is envisioned to include a 2 GW solar farm, large battery storage centers, four 100,000 square foot data centers plus several industrial partners engaged in recycling industrial waste materials that include discarded windmill blades, corporate carpets, and other industrial manufacturing operations that rely on are large consumers of renewable energy.

The planned industrial park will be called the ACRG Greenway to PowerTM Renewable Energy Industry Park. It will be a transformative industrial project planned on the 1,183 acre Millers property. The state-of-the-art facility will serve as a central hub for renewable energy generation and storage, operating 24/7/365 to attract and support tenants committed to producing NetZero goods and services. The industrial park will be designed to attract high-tech data centers and other energy-intensive industries by leveraging its unique advantages. These unique advantages include:

1)	Direct proximity to the 16,787 acre Millers Solar Energy Zone (SEZ).

2)	Planned Greenlink West grid access through NV Energy Esmeralda substation.

3)	Located next to Highway 95 with access to the Hawthorne Railway.

4)	388 acre-feet of water rights (126 million gallons annually).

5)	Strategic access to a major fiber optic junction.

6)	120-kV electrical power substation located on the Miller property.

7)	Existing cell phone tower located on the Millers property.

The above advantages are leveraged to establish a state-of-the-art industrial park centered around the ability to provide reliable power from an industrial scale solar farm supported by battery storage, the construction of four 100,000 square foot data centers, ownership of exclusive water rights, and a commitment to sustainability. The Company is exploring opportunities in industrial storage whereby part of the 1,183 acre property will be allocated to be used for industrial storage by third-party companies. The industrial storage operations will transition over time into waste-to-energy and industrial manufacturing operations as the solar farm becomes operational, providing access to green electricity for NetZero manufacturing. We have identified the industrial storage of discarded commercial windmill blades as a potential business, where the windmill blades are initially stored and later recycled on site. The fiberglass and plastic are repurposed while the remaining residue is used for cement production and waste-to-energy processes, converting the remaining material into usable energy forms such as steam. Other waste-to-energy materials include industrial carpets and composite materials.

The Company will seek to raise equity capital to fund the initial industrial park project development stages which include the creation of overall project plans, enhanced operational and financial analysis, screening and selection of potential partners and vendors, and securing city, state and federal support for the project. This includes, but is not limited to, laying the groundwork through infrastructure, regulatory, and labor partnerships. Parallel to the above activities the Company will explore various grants (direct grants and matching grants) and low-cost debt funding sources to support the initial project development stages.

As the project becomes more defined, additional equity and debt will be secured to fund further project development, including the build-out of infrastructure, construction of four 100,000 square foot data farm structures, completion of the milling facility and four separate 0.5 GW solar farms in addition to attracting waste-to-energy and industrial storage operations to the location. The total scope of the ACRG Greenway to Power™ Renewable Energy Industrial Park is $3.0 billion not including investments from business partners located on the industrial park to establish their own waste-to-energy and manufacturing operations.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023.

The following table summarized our results of operations for the periods presented:

	For Year Ended December 31,
	2024	2023
Operating expenses:
General and administrative expenses	992,142	487,357
Impairment Expense	4,574,871	-
Total operating expenses	5,567,013	487,357

Loss from operations	(5,567,013)	(487,357)

Other income (expense):
Other income	13,661	8,395
Interest expense	(379,198)	(692,204)
Total other expense, net	(365,537)	(683,809)

Loss before income tax provision	(5,932,550)	(1,171,166)

Income tax provision	-	-

Net loss	$(5,932,550)	$(1,171,166)

Net loss per common shares:
Basic net loss per common share	$(0.43)	$(0.17)

Weighted average shares outstanding per common shares:
Basic weighted average common shares outstanding	13,908,725	6,978,201

Revenues

We had no revenues from any operations for the years ended December 31, 2024 and 2023. Furthermore, we do not anticipate any significant future revenue until we have sufficiently funded construction and begin operations.

General and Administrative Expenses

General and administrative expenses were $992,142 and $487,357 for the year ended December 31, 2024 and 2023, respectively. The increase was primarily due to increases in expenses related to accounting, legal, consulting fees, amortization expense, and board compensation. We anticipate that future administration and operating expenses will increase for fiscal 2025 as we work toward completion of the planned merger.

Impairment Expenses

Impairment expenses were $4,574,871 and $0 for the year ended December 31, 2024 and 2023, respectively. During the Company’s ongoing assessment of the carrying value of its developed technology in 2024, management determined that the asset’s book value of $4,574,871 was not recoverable and was subject to impairment. In accordance with the applicable guidance under ASC 360, “Impairment or Disposal of Long-Lived Assets,” the Company evaluated the recoverability of the developed technology based on estimated future undiscounted cash flows expected to result from the use and eventual disposition of the asset. As these cash flows were insufficient to recover the carrying amount, the Company measured and recognized an impairment loss equal to the difference between the asset’s carrying amount and its estimated fair value. As a result, the Company recorded a full impairment charge of $4,574,871 as of December 31, 2024, which is included in the consolidated statements of operations as impairment expense.

Other Income and Expenses

During the years ended December 31, 2024 and 2023, other expenses decreased by $318,272. The decrease is primarily due to a decrease in interest expense of $313,006 and an increase in other income of $5,266. The activity was offset by a decrease in gain on the settlement of accounts payable of $57,571. The $352,634 decrease in interest expense relates to the GPR LOC conversion to restricted common shares during September 2023 and a lower average debt balance during the year ended December 31, 2024 compared to 2023.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023.

The following table summarized our results of operations for the periods presented:

	For Three Months Ended September 30,
	2024	2023
Operating expenses:
General and administrative expenses	$241,920	$115,351
Total operating expenses	241,920	115,351

Loss from operations	(241,920)	(115,351)

Other income (expense):
Other income	2,098	2,098
Interest expense	(98,251)	(184,073)
Total other expense, net	(96,153)	(181,975)

Loss before income tax provision	(338,073)	(297,326)

Income tax provision	-	-

Net loss	$(338,073)	$(297,326)

Net loss per common shares:
Basic net loss per common share	$(0.03)	$(0.03)

Weighted average shares outstanding per common shares:
Basic weighted average common shares outstanding	13,908,059	10,827,118

Revenues

We had no revenues from any operations for the three months ended September 30, 2024 and 2023. Furthermore, we do not anticipate any significant future revenue until we have sufficiently funded construction and begin operations.

General and Administrative Expenses

General and administrative expenses were $241,920 and $115,351 for the three months ended September 30, 2024 and 2023, respectively. The increase was primarily due to increases in expenses related to consulting fees, amortization expense, and board compensation.

Other Income and Expenses

During the three months ended September 30, 2024 and 2023, other expenses decreased by $85,822. The decrease is primarily due to a decrease in interest expense of $85,822. The $85,822 decrease in interest expense relates to the GPR LOC conversion to restricted common shares during September 2023 and a lower debt balance during the three months ended September 30, 2024 compared to 2023.

Results of Operations

Comparison of the Nine Months Ended September 30, 2024 and 2023.

The following table summarized our results of operations for the periods presented:

	For Nine Months Ended September 30,
	2024	2023
Operating expenses:
General and administrative expenses	$768,547	$222,066
Total operating expenses	768,547	222,066

Loss from operations	(768,547)	(222,066)

Other income (expense):
Other income	11,296	6,296
Interest expense	(278,072)	(609,547)
Total other expense, net	(266,776)	(603,251)

Loss before income tax provision	(1,035,323)	(825,317)

Income tax provision	-	-

Net loss	$(1,035,323)	$(825,317)

Net loss per common shares:
Basic net loss per common share	$(0.07)	$(0.09)

Weighted average shares outstanding per common shares:
Basic weighted average common shares outstanding	13,907,704	8,809,280

Revenues

We had no revenues from any operations for the nine months ended September 30, 2024 and 2023. Furthermore, we do not anticipate any significant future revenue until we have sufficiently funded construction and begin operations.

General and Administrative Expenses

General and administrative expenses were $768,547 and $222,066 for the nine months ended September 30, 2024 and 2023, respectively. The increase was primarily due to increases in expenses related to accounting, legal, professional fees, consulting fees, amortization expense, and board compensation expense.

Other Income and Expenses

During the nine months ended September 30, 2024 and 2023, other expenses decreased by $336,475. The decrease is primarily due to a decrease in interest expense of $331,475 and an increase in other income of $5,000. The $331,475 decrease in interest expense relates to the GPR LOC conversion to restricted common shares during September 2023 and a lower average debt balance during the nine months ended September 30, 2024 compared to 2023.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023.

The following table summarized our results of operations for the periods presented:

	For Three Months Ended June 30,
	2024	2023
Operating expenses:
General and administrative expenses	$315,129	$64,405
Total operating expenses	315,129	64,405

Loss from operations	(315,129)	(64,405)

Other income (expense):
Other income	2,099	2,099
Interest expense	(91,946)	(236,614)
Total other expense, net	(89,847)	(234,515)

Loss before income tax provision	(404,976)	(298,920)

Income tax provision	-	-

Net loss	$(404,976)	$(298,920)

Net loss per common shares:
Basic net loss per common share	$(0.03)	$(0.11)

Weighted average shares outstanding per common shares:
Basic weighted average common shares outstanding	13,907,452	2,674,530

Revenues

We had no revenues from any operations for the three months ended June 30, 2024 and 2023. Furthermore, we do not anticipate any significant future revenue until we have sufficiently funded construction and begin operations.

General and Administrative Expenses

General and administrative expenses were $315,129 and $64,405 for the three months ended June 30, 2024 and 2023, respectively. The increase was primarily due to increases in expenses related to accounting, legal, professional fees, consulting fees, amortization expense, and board compensation. We anticipate that future administration and operating expenses will increase for fiscal 2025 as we work toward completion of the planned merger.

Other Income and Expenses

During the three months ended June 30, 2024 and 2023, other expenses decreased by $144,668. The decrease is primarily due to a decrease in interest expense of $144,668. The $144,668 decrease in interest expense relates to the GPR LOC conversion to restricted common shares during September 2023 and a lower average debt balance during the three months ended June 30, 2024 compared to 2023.

Results of Operations

Comparison of the Six Months Ended June 30, 2024 and 2023.

The following table summarized our results of operations for the periods presented:

	For Six Months Ended June 30,
	2024	2023
Operating expenses:
General and administrative expenses	$526,627	$106,715
Total operating expenses	526,627	106,715

Loss from operations	(526,627)	(106,715)

Other income (expense):
Other income	9,198	4,198
Interest expense	(179,821)	(425,474)
Total other expense, net	(170,623)	(421,276)

Loss before income tax provision	(697,250)	(527,991)

Income tax provision	-	-

Net loss	$(697,250)	$(527,991)

Net loss per common shares:
Basic net loss per common share	$(0.05)	$(0.20)

Weighted average shares outstanding per common shares:
Basic weighted average common shares outstanding	13,907,444	2,674,530

Revenues

We had no revenues from any operations for the six months ended June 30, 2024 and 2023. Furthermore, we do not anticipate any significant future revenue until we have sufficiently funded construction and begin operations.

General and Administrative Expenses

General and administrative expenses were $526,627 and $106,715 for the six months ended June 30, 2024 and 2023, respectively. The increase was primarily due to increases in expenses related to accounting, legal, consulting fees, amortization expense, and board compensation.

Other Income and Expenses

During the six months ended June 30, 2024 and 2023, other expenses decreased by $250,653. The decrease is primarily due to a decrease in interest expense of $245,653 and an increase in other income of $5,000. The $245,653 decrease in interest expense relates to the GPR LOC conversion to restricted common shares during September 2023 and a lower average debt balance during the six months ended June 30, 2024 compared to 2023.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023.

The following table summarized our results of operations for the periods presented:

	For Three Months Ended March 31,
	2024	2023
	RESTATED	RESTATED
Operating expenses:
General and administrative expenses	$211,498	$42,310
Total operating expenses	211,498	42,310

Loss from operations	(211,498)	(42,310)

Other income (expense):
Other income	7,099	2,099
Interest expense	(87,875)	(188,860)
Total other expense, net	(80,776)	(186,761)

Loss before income tax provision	(292,274)	(229,071)

Income tax provision	-	-

Net loss	$(292,274)	$(229,071)

Net loss per common shares:
Basic net loss per common share	$(0.02)	$(0.09)

Weighted average shares outstanding per common shares:
Basic weighted average common shares outstanding	13,907,436	2,674,530

Revenues

We had no revenues from any operations for the three months ended March 31, 2024 and 2023. Furthermore, we do not anticipate any significant future revenue until we have sufficiently funded construction and begin operations.

General and Administrative Expenses

General and administrative expenses were $211,498 and $42,310 for the three months ended March 31, 2024 and 2023, respectively. The increase was primarily due to increases in expenses related to legal, consulting fees, and amortization expense. We anticipate that future administration and operating expenses will increase for fiscal 2025 as we work toward completion of the planned merger.

Other Income and Expenses

During the three months ended March 31, 2024 and 2023, other expenses decreased by $105,985. The decrease is primarily due to a decrease in interest expense of $100,985 and an increase in other income of $5,00. The $100,985 decrease in interest expense relates to the GPR LOC conversion to restricted common shares during September 2023 and a lower average debt balance during the three months ended March 31, 2024 compared to 2023.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarized our results of operations for the periods presented:

	For Year Ended December 31,
	2023	2022
	RESTATED	RESTATED
Operating expenses:
General and administrative expenses	487,357	157,441
Total operating expenses	487,357	157,441

Loss from operations	(487,357)	(157,441)

Other income (expense):
Other income	8,395	8,395
Derecognition of debt	-	15,138
Interest expense	(692,204)	(771,248)
Total other expense	(683,809)	(747,715)

Loss before income tax provision	(1,171,166)	(905,156)

Income tax provision	-	-

Net loss	$(1,171,166)	$(905,156)

Net loss per common shares:
Basic net loss per common share	$(0.17)	$(0.34)
Basic weighted average common shares outstanding	6,978,201	2,674,530

Revenues

We had no revenues from any operations for the years ended December 31, 2023 and 2022. Furthermore, we do not anticipate any significant future revenue until we have sufficiently funded construction and begin operations.

General and Administrative Expenses

General and administrative expenses were $487,357 and $157,441 for the year ended December 31, 2023 and 2022, respectively. The increase was primarily due to increases in expenses related to accounting, legal, professional fees, consulting fees, and amortization expense. We anticipate that future administration and operating expenses will increase for fiscal 2024 as we work toward completion of the planned merger.

Other Income and Expenses

During the years ended December 31, 2023 and 2022, other expenses decreased by $63,906. The decrease is primarily due to a decrease in interest expense of $79,044 offset by the decrease in gain on settlement of accounts payable of $15,138. The $79,044 decrease in interest expense relates to the GPR LOC conversion to restricted common shares during September 2023 and a lower average debt balance during the year ended December 31, 2023 compared to 2022.

Liquidity and Capital Resources

Since inception, we have financed our operations from a combination of:

●	issuance and sales of our Class A common stock;

●	issuance of promissory notes payable with related and non-related parties;

●	issuance of convertible promissory notes payable with related and non-related parties; and

●	cash advances from related parties

We have experienced operating losses since our inception and had a total accumulated deficit of $113,553,937 as of December 31, 2024. We expect to incur additional cost and require additional capital as we continue to implement our expansion plan. During the year ended December 31, 2024, our cash used in operating activities was $112,786. During the year ended December 31, 2023, our cash provided by operating activities was $35,037.

Known Trends and Uncertainties

As of December 31, 2024, our current assets were significantly less than our current liabilities, resulting in a working capital deficit. This deficit, along with recurring operating losses and negative cash flows from operations, raises substantial doubt about our ability to continue as a going concern for the next twelve months from the date these financial statements were issued. Our ability to continue as a going concern is dependent on our ability to obtain additional financing and to generate revenue and cash flow to meet our obligations on a timely basis. Management is actively seeking additional sources of capital, including debt and equity financing, and is evaluating cost containment measures to preserve liquidity. There is no assurance that such funding will be available on acceptable terms, or at all.

Internal and External Sources of Liquidity

Our primary internal source of liquidity is cash on hand, which was $719 as of December 31, 2024. We do not currently generate positive operating cash flows. Our external sources of liquidity include related party financing (notably from GPR), potential equity issuances, and possible third-party debt arrangements. The Company does not have any off-balance sheet financing arrangements.

Material Cash Requirements and Commitments

Our primary short-term cash requirements are to fund working capital and service short-term debt. Working capital requirements can vary significantly from period to period, particularly as a result of additional development expenses. As of December 31, 2024, the Company had no material commitments for capital expenditures. However, significant capital will be required to fund the construction of the Tonopah processing facility and the planned industrial park. The Company anticipates that these requirements will be met through a combination of equity and debt financing, as well as potential government grants and strategic partnerships. The general purpose of these expenditures is to advance the Company’s business plan, including the development of permitted custom processing toll milling operations and the ACRG Greenway to Power™ Renewable Energy Industrial Park.

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

Convertible Promissory Notes Payable

On March 16, 2020, the Company executed a Line of Credit (“LOC”) with GPR, related party. The LOC is for up to $2,500,000, matures over three years and may be increased by up to another $1,000,000 and extended an additional two years, respectively, at GPR’s sole option. The LOC bears interest at 10% per annum, is convertible into shares of the Company’s common stock at a per share price of $2.00 based on the last closing sale price on the date of execution and will be secured by the real and personal property GPR already has under lien.

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

As of December 31, 2024 the outstanding principal and accrued interest balance was $425,589 and $28,857, respectively. During the year ended December 31, 2024, the Company had $192,186 and $77,100 expenses that were paid directly by GPR - related party and proceeds from convertible notes - related party, respectively. The Company’s convertible note line of credit with GPR was increased by this same amount.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and as of December 31, 2024, had an accumulated deficit of $113,533,937. For the year ended December 31, 2024, the Company sustained a net loss of $5,697,543. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date these financial statements were issued. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. The Company will continue to seek to raise additional funding through debt or equity financing during the next twelve months from the date of issuance of these financial statements. There is no guarantee the Company will be successful in achieving obtaining additional funding and may have to cease operations.

Cash Flows

	Years Ended December 31,
	2024	2023
Net cash (used in) provided by operating activities	$(112,786)	$35,037
Net cash provided by investing activities	-	-
Net cash provided by financing activities	77,100	-
Increase (decrease) in cash	$(35,686)	$35,037

Operating Activities

Net cash used in operating activities was $112,786 for the year ended December 31, 2024, primarily due to the net loss for the year, amortization expense, net of expenses paid directly by related party and increases in accruals for settlement of lawsuit, accrued interest, and accounts payable, related party.

Net cash provided by operating activities was $35,037 for the year ended December 31, 2023, primarily due to the net loss for the year, amortization expense, common stock issued for services, impairment expense, and increases in accrued interest, and accounts payable, related party.

Investing Activities

For the years ended December 31, 2024, and 2023 the Company conducted no investing activities.

Financing Activities

Net cash provided by financing activities was $77,100 for the year ended December 31, 2024, primarily due to proceeds from convertible promissory notes, related party.

For the years ended December 31, 2023, the Company conducted no financing activities.

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(111,906)	$(198)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	77,100	-
Decrease in cash	$(34,806)	$(198)

Operating Activities

Net cash used in operating activities was $111,906 for the nine months ended September 30, 2024, primarily attributable to the net loss for the year, increase in prepaid expenses, and decrease in accounts payable-related parties. This activity is offset by amortization expense, common stock issued for services, increases in accounts payable, accrued interest, and accrued interest-related parties.

Net cash used in operating activities amounted to $198 for the nine months ended September 30, 2023, primarily attributable to the net loss for the year, offset by amortization expense, increases in accrued interest, accrued interest-related parties, accounts payable, accounts payable-related parties, and accruals for the settlement of lawsuits.

Investing Activities

For the nine months ended September 30, 2024, and 2023 the Company conducted no investing activities.

Financing Activities

Net cash provided by financing activities was $77,100 for the nine months ended September 30, 2024, primarily due to proceeds from convertible promissory notes, related party.

For the nine months ended September 30, 2023, the Company conducted no financing activities.

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(99,870)	$(652)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	77,100	-
Decrease in cash	$(22,770)	$(652)

Operating Activities

Net cash used in operating activities was $99,870 for the six months ended June 30, 2024, primarily due to the net loss for the year, increase in prepaid expenses, decrease in accounts payable-related parties. These activities were offset by amortization expense, common stock issued for services, increases in accounts payable, accrued interest, and accrued interest-related parties.

Net cash used in operating activities was $652 for the six months ended June 30, 2023, primarily due to the net loss for the year offset by increases in accounts payable, accrual settlement of lawsuits, accrued interest, and accrued interest-related parties.

Investing Activities

For the six months ended June 30, 2024, and 2023 the Company conducted no investing activities.

Financing Activities

Net cash provided by financing activities was $77,100 for the six months ended June 30, 2024, primarily due to proceeds from convertible promissory notes, related party.

For the six months ended June 30, 2023, the Company conducted no financing activities.

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(75,494)	$(710)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	40,000	-
Decrease in cash	$(35,494)	$(710)

Operating Activities

Net cash used in operating activities was $75,494 for the three months ended March 31, 2024, primarily due to the net loss for the year and decrease in accounts payable-related parties. These activities were offset by decreases in prepaid expenses, increases in accounts payable, accrued interest, and accrued interest-related parties.

Net cash used in operating activities was $710 for the three months ended March 31, 2023. This was primarily attributable to the net loss for the year offset by increases in accounts payable, accrual for settlement lawsuits, accrued interest, and accrued interest-related parties.

Investing Activities

For the three months ended March 31, 2024, and 2023 the Company conducted no investing activities.

Financing Activities

Net cash provided by financing activities was $40,000 for the three months ended March 31, 2024, primarily due to proceeds from convertible promissory notes, related party.

For the three months ended March 31, 2023, the Company conducted no financing activities.

	Years Ended December 31,
	2023	2022
Net cash provided by (used in) operating activities	$35,037	$(995)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	—	—
Increase (decrease) in cash	$35,037	$(995)

Operating Activities

Net cash provided by operating activities was $35,037 for the year ended December 31, 2023, primarily due to the net loss for the year, amortization expense, net of expenses paid directly by related party and increases in accruals for settlement of lawsuit, accrued interest, and accounts payable, related party.

Net cash used in operating activities was $995 for the year ended December 31, 2022.

Investing Activities

For the years ended December 31, 2023, and 2022 the Company conducted no investing activities.

Financing Activities

For the years ended December 31, 2023, and 2022 the Company conducted no financing activities.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and are not required to include information called for by this Item 7A.

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

As a result of our continued material weaknesses described below, management has concluded that, as of December 31, 2024 and 2023, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment, management identified the following control deficiencies, which were previously identified, that still represent material weaknesses as of December 31, 2024:

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

We are in the process of establishing certain steps in response to the identification of these material weaknesses that should result in certain changes in our internal control over financial reporting, but due to the Company’s limited funds and inability to add certain staff personnel, the changes may be limited and may also not be completely effective. There were no additional material weaknesses noted during the year ended December 31, 2024.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names of all directors and executive officers of the Company, their respective ages and all positions and offices with the Company held by each person as of December 31, 2024:

Name	Age	Positions with the Company
Tawana Bain	46	Chief Executive Officer, Director, and Chairwoman
Sharon L. Ullman	79	Chief Financial Officer, Chief Administrative Officer and Director
J. Bryan Read	63	President, Director and Secretary

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

Executive Compensation

The following table summarizes the compensation of each named executive officer for the fiscal years ended December 31, 2024, and 2023 awarded to or earned by (i) each individual serving as our principal executive officer and principal financial officer of the Company and (ii) each individual that served as an executive officer of the Company at the end of such fiscal years who received compensation in excess of $100,000.

	Annual Compensation			Option	All Other	Total
Name and Principal Position	Year	Salary	Bonus	Awards	Compensation	($)
Tawana Bain	2024	$—	$—	$—	$—	$—
Chief Executive Officer	2023	$—	$—	$—	$—	$—

J. Bryan Read,	2024	$—	$—	$—	$—	$—
President and Secretary	2023	$—	$—	$—	$—	$—

Sharon L. Ullman	2024	$—	$—	$—	$—	$—
Chief Financial Officer	2023	$—	$—	$—	$—	$—

Employment Agreements

We have not entered into any severance or change of control provisions with any of our other executive officers.

Equity Compensation Plans

No options were exercised by our named executive officers during the years ended December 31, 2024 and 2023. As of December 31, 2024 and 2023 the executive officers held no options or warrants.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following information sets forth the number and percentage of shares of the Company’s common stock owned beneficially, as of August 25, 2025, based on 13,912,236 shares of common stock outstanding as of that date, by any person, who is known to the Company to be the beneficial owner of five percent or more of the Company’s common stock, and, in addition, by each director and each executive officer of the Company, and by all directors and executive officers as a group.

Information as to beneficial ownership is based upon statements furnished to the Company by such persons and the shareholder list provided by the Company’s transfer agent, Equiniti Trust Company, LLC, as of August 25, 2025.

Name and Address	Amount of Beneficial Ownership (1)	Percentage of Class %

Sharon Ullman	507,200	3.65%
12567 West Cedar Drive, Suite 104
Lakewood, Colorado 80228-2039

J. Bryan Read	3,000	*
12567 West Cedar Drive, Suite 104
Lakewood, Colorado 80228-2039

All directors and officers as a group	510,200	3.67%

Granite Peak Resources, LLC#	10,542,989	75.78%
30 N Gould Street, Suite R
Sheridan, WY 82081

(1)	Except as otherwise indicated, each person possesses sole voting and investment power with respect to the shares shown as beneficially owned. Shares are deemed owned in the same percentage as the individual’s ownership in the entity owning such shares.

(*)	Less than 1%

(#)	Tawana Bain, the CEO of the Company is the Manager of GPR but is not deemed to own any of GPR’s shares

Equity Compensation Plans

The following table sets forth certain information regarding equity compensation plan information as of December 31, 2024:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (b)
Equity compensation plans approved by security holders	65,000	(1)	$62.50	1,460,000

Equity compensation plans not approved by security holders	—		$—	—
Total	65,000		$62.50	1,460,000

(1)	granted pursuant to the 2014 Option Plan, for individual grants. See the notes to the financial statements.

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

On August 2, 2023, GPR converted $5,250,000 of LOC principal into 5,000,000 shares of restricted common stock. On August 15, 2023, GPR converted the remaining $4,969,551 (principal and accrued interest) into 4,732,906 shares of restricted common stock, at the conversion price of $1.05 per share, as provided in the Third Amendment.

As of December 31, 2024 the outstanding balance under the LOC consisted of $425,589 in principal and $28,857 in accrued interest. As of December 31, 2023, the outstanding balance was $156,303 in principal and $1,149 in accrued interest.

During the years ended December 31, 2024 and 2023, the Company recognized non-cash borrowings of $192,186 and $272,481, respectively, under the LOC. These amounts represent expenses paid directly by GPR on behalf of the Company and were recorded as increases to the LOC principal balance.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On February 12, 2025, the Audit Committee approved the appointment of M&K CPAS, PLLC (“M&K”) as the Company’s new independent public accounting firm, effective immediately.  During the Company’s two most recent fiscal years, and any subsequent interim period prior to engaging M&K, neither the Company, nor anyone on its behalf, consulted M&K regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to the consolidated financial statements of the Company, and no written report or oral advice was provided to the Company by M&K that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

Our Board of Directors appointed Turner, Stone & Company, L.L.P. (“Turner”) PCAOB Auditor ID76 to audit our consolidated financial statements for the years ended December 31, 2023, and 2022. The following tables set forth the fees billed to the Company for professional services rendered by Turner for the years ended December 31, 2023, and 2022.

The following is a summary of fees paid or to be paid to M&K and Turner, Stone & Company, L.L.P. (“Turner”) for services rendered for the years ended December 31, 2024 and 2023:

Services	2024	2023
Audit fees – M&K	$25,250	$25,250
Audit related fees – M&K	—	—
All other fees – M&K	—	—
Audit fees – Turner	—	51,250
Audit related fees – Turner	—	—
All other fees – Turner	—	—
Total fees	$25,250	$76,500

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit Related Fees— This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

All Other Fees— This category consists of fees for other miscellaneous items.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation filed with the State of Nevada (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended 2010 filed on March 21, 2011).
3.2	Articles of Amendment, effective January 4, 2013 (incorporated by reference to Exhibit 99-3i03 to the Company’s Current Report on Form 8-K filed on March 13, 2013).
3.3	Amendment to the Articles of Incorporation and Plan of Conversion filed with the State of Colorado with effective dates of March 4 and March 5, 2013 (incorporated by reference to the Schedule 14C information filed on February 11, 2013).
3.4	Bylaws of Standard Gold, Inc. (incorporated by reference to Exhibit D to the Company’s Schedule 14C filed on February 11, 2013).
4.1**	Description of Securities registered with the Securities and Exchange Commission
10.1	Exchange Agreement, dated March 15, 2011, by and between the Company, Shea Mining & Milling, LLC, Afignis, LLC, Leslie Lucas Partners, LLC, Wits Basin Precious Minerals Inc. and Alfred A. Rapetti, (incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.2	Assignment and Assumption of Loan Documents and Loan Modification Agreement, dated March 15, 2011, by and between the Company, Shea Mining & Milling, LLC and NJB Mining, Inc, (incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.3	Term Loan Agreement, dated August 25, 2009, by and between Shea Mining & Milling, LLC and NJB Mining, Inc (assumed by the Company on March 15, 2011), (incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.4	Promissory Note, dated August 25, 2009, issued by Shea Mining & Milling, LLC to NJB Mining, Inc (assumed by the Company on March 15, 2011), (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.5	Deed of Trust and Security Agreement with Assignment of Rents and Fixture Filing, dated August 21, 2009, executed by Shea Mining & Milling, LLC in favor of NJB Mining, Inc (assumed by the Company on March 15, 2011), (incorporated by reference to Exhibit 10.17 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.6	Assignment of Lease and Rents, dated August 21, 2009, executed by Shea Mining & Milling, LLC in favor of NJB Mining, Inc (assumed by the Company on March 15, 2011), (incorporated by reference to Exhibit 10.18 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.7	Environmental Indemnity, dated August 25, 2009, by and between Shea Mining & Milling, LLC and NJB Mining, Inc (assumed by the Company on March 15, 2011), (incorporated by reference to Exhibit 10.19 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.15	Articles of Amendment to the Articles of Incorporation of Standard Gold, Inc. (incorporated by reference to Exhibit A to the Company’s Schedule 14C filed on February 11, 2013).
10.16	Plan of Conversion of Standard Gold, Inc., a Colorado corporation, into Standard Gold, Inc., a Nevada corporation (incorporated by reference to Exhibit B to the Company’s Schedule 14C filed on February 11, 2013).
10.17	Articles of Incorporation of Standard Gold, Inc. (incorporated by reference to Exhibit C to the Company’s Schedule 14C filed on February 11, 2013).
10.19	Statement of Correction (Document Number 20111157771) (incorporated by reference to Exhibit 3(i).01 to the Company’s Form 8-K filed on March 13, 2013).
10.20	Statement of Correction (Document Number 20111178093) (incorporated by reference to Exhibit 3(i).02 to the Company’s Form 8-K filed on March 13, 2013).
10.21	Articles of Amendment (Document Number 20131009270) (incorporated by reference to Exhibit 3(i).03 to the Company’s Form 8-K filed on March 13, 2013).
24**	Power of Attorney (included on the signature page hereto).
31.1**	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation
101.DEF**	Inline XBRL Taxonomy Extension Definition
101.LAB**	Inline XBRL Taxonomy Extension Label
101.PRE**	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File. (formatted as Inline XBRL and contained in Exhibit 101).

**	Filed herewith electronically

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CLEAN RESOURCES GROUP, INC.

Dated: August 26, 2025	By:	/s/ Tawana Bain
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

Name	Title	Date

/s/ Tawana Bain	Chief Executive Officer, Director and Chairwoman	August 26, 2025
Tawana Bain

/s/ Sharon Ullman	Chief Financial Officer and Director	August 26, 2025
Sharon Ullman

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERICAN CLEAN RESOURCES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2024 AND 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of American Clean Resources Group, Inc.,

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of American Clean Resources Group, Inc. (the Company) as of December 31, 2024 and 2023 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the two years-ended December 31, 2024 and 2023 and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the two-years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company suffered recurring losses, a large accumulated deficit as of December 31, 2024 and has no revenues to fully fund the operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe our audits provide a reasonable basis for our opinion.

Restatement of the 2024 Consolidated financial Statements

As discussed in Note 2 and Note 11 to the consolidated financial statements, the accompanying 2023 consolidated financial statements have been restated to correct for errors.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audits of the consolidated financial statements that were communicated, or required to be communicated, to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Going Concern

Due to the net loss for the year, the Company evaluated the need for a going concern.

Auditing management’s evaluation of a going concern can be a significant judgement given the fact that the Company uses management estimates on future revenues and expenses which are not able to be substantiated.

As discussed in Note 2, the Company has incurred recurring losses and as of December 31, 2024, had an accumulated deficit of $113,553,937 and no revenues for either audited year.

To evaluate the appropriateness of the going concern, we examined and evaluated the financial information along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2025

The Woodlands, Texas

August 26, 2025

PCAOB ID #2738

American Clean Resources Group, Inc.

Consolidated Balance Sheets

	December 31,	December 31, 2023
	2024	RESTATED
Assets
Current assets:
Cash	$719	$36,405
Prepaid expenses	10,000	6,774
Total current assets	10,719	43,179

Mineral rights	3,883,524	3,883,524
Intangible asset, net	-	4,908,719
Total assets	$3,894,243	$8,835,422

Liabilities and stockholders’ deficit
Convertible promissory notes, related party	425,588	156,302
Accounts payable	1,528,366	1,194,663
Accounts payable – related party	190,858	219,962
Accrued interest	2,077,700	1,726,210
Accrued interest - related party	28,857	1,149
Total current liabilities	4,251,369	3,298,286

Commitments and contingencies (Note 8)

Preferred stock, 50,000,000 shares authorized Series A, $.001 par value, 10,000,000 shares issued and outstanding as of December 31, 2024 and 2023	10,000,000	10,000,000

Stockholders’ deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized: 13,912,236 and 13,907,436 issued and outstanding as of December 31, 2024 and 2023, respectively	13,912	13,908
Additional paid-in capital	103,182,899	103,144,615
Accumulated deficit	(113,553,937)	(107,621,387)
Total stockholders’ deficit	$(10,357,126)	$(4,462,864)
Total liabilities and stockholders’ deficit	$3,894,243	$8,835,422

The accompanying footnotes are an integral part of these consolidated financial statements.

American Clean Resources Group, Inc.

Consolidated Statements of Operations

	For Year Ended December 31,
	2024	2023
Operating expenses:
General and administrative expenses	$992,142	$487,357
Impairment Expense	4,574,871	-
Total operating expenses	5,567,013	487,357

Loss from operations	(5,567,013)	(487,357)

Other income (expense):
Other income	13,661	8,395
Interest expense	(379,198)	(692,204)
Total other expenses, net	(365,537)	(683,809)

Loss before income tax provision	(5,932,550)	(1,171,166)

Income tax provision	-	-

Net loss	$(5,932,550)	$(1,171,166)

Net loss per common shares:
Basic net loss per common share	$(0.43)	$(0.17)

Weighted average shares outstanding per common shares:
Basic weighted average common shares outstanding	13,908,725	6,978,201

The accompanying footnotes are an integral part of these consolidated financial statements.

American Clean Resources Group, Inc.

Consolidated Statements of Change in Stockholders’ Deficit

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
	RESTATED	RESTATED	RESTATED	RESTATED	RESTATED
Balance, December 31, 2022	2,674,530	$2,675	$88,061,297	$(106,450,221)	$(18,386,249)
Issuance of stock for acquisition	1,500,000	1,500	4,873,500	-	4,875,000
Issuance of common stock for conversion of debt and interest	9,732,906	9,733	10,209,818	-	10,219,551
Net loss	-	-	-	(1,171,166)	(1,171,166)
Balance, December 31, 2023	13,907,436	13,908	103,144,615	(107,621,387)	(4,462,864)
Common Stock Issued for Services	4,800	4	38,284	-	38,288
Net Loss	-	-	-	(5,932,550)	(5,932,550)
Balance, December 31, 2024	13,912,236	$13,912	$103,182,899	$(113,553,937)	$(10,357,126)

The accompanying footnotes are an integral part of these consolidated financial statements.

American Clean Resources Group, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2024	2023 RESTATED

Cash flows from operating activities:
Net loss	$(5,932,550)	$(1,171,166)
Adjustments to reconcile net loss to cash flows (used in) provided by operating activities:
Amortization Expense	333,848	99,011
Common Stock Issued for Services	38,288	-
Impairment Expense	4,574,871	-
Changes in operating assets and liabilities:
Prepaid expenses	(3,226)	(6,774)
Accounts payable	525,889	334,530
Accounts payable – related party	(29,104)	87,232
Accrual for settlement of lawsuits	-	77,060
Accrued interest	351,490	311,930
Accrued interest – related parties	27,708	303,214
Net cash (used in) provided by operating activities	(112,786)	35,037

Cash flows from financing activities:
Proceeds from convertible notes - related party	77,100	-
Net cash provided by financing activities	77,100	-

Net (decrease) increase in Cash	(35,686)	35,037
Cash, beginning of year	36,405	1,368
Cash, end of year	$719	$36,405

Noncash investing and financing activity:
Payments made by related party on behalf of the Company	$192,186	$272,481
Issuance of common stock for conversion of convertible promissory note payable - related party	$-	$10,219,551
Issuance of common stock for purchase of intangible asset	$-	$5,007,730

The accompanying footnotes are an integral part of these consolidated financial statements.

AMERICAN CLEAN RESOURCES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and as of December 31, 2024, had an accumulated deficit of $113,553,937. For the year ended December 31, 2024, the Company sustained a net loss of $5,932,550. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date these financial statements were issued. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. The Company will continue to seek to raise additional funding through debt or equity financing during the next twelve months from the date of issuance of these financial statements. There is no guarantee the Company will be successful in achieving obtaining additional funding and may have to cease operations.

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

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one operating segment, which is mining gold and silver from their Tonopah property. The Company’s Chief Executive Officer and Chairwoman of the Board of Directors, Tawana Bain, serves as the Chief Operating Decision Maker (CODM). The CODM evaluates performance and makes operating decisions about allocating resources based on net loss or income and cash balances presented in the accompanying statement of operations and balance sheet, respectively. The measure of segment assets is reported on the balance sheets and income statements such as cash and net loss or income, respectively. All material long-lived assets are in the United States.

Related Party Transaction

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. The Company conducts business with its related parties in the ordinary course of business.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

Cash

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include bank demand deposits, marketable securities with maturities of three months or less at purchase, and money market funds that invest primarily in certificates of deposits, commercial paper and U.S. government and U.S. government agency obligations. Cash equivalents are reported at fair value. The Company had no cash equivalents as of December 31, 2024 and 2023.

Mineral Rights

The Company capitalizes acquisition costs until the Company determines the economic viability of the property. The Company has not established proven or probable reserves for any of its projects. The Company reviews the carrying value of our mineral rights and properties for impairment, including mineral rights upon the occurrence of events or changes in circumstances that indicate the related carrying amounts may not be recoverable. Our estimate of precious metal prices, mineralized materials, operating capital, and reclamation costs are subject to risks and uncertainties affecting the recoverability of our investment in all of our properties. Although the Company has made our best, most current estimate of these factors, it is possible that near term changes could adversely affect estimated net cash flows from our properties and mineral claims, and possibly require future asset impairment write-downs. Where estimates of future net operating cash flows are not available and where other conditions suggest impairment, the Company assesses recoverability of carrying value from other means, including net cash flows generated by the sale of the asset.

Intangible Assets

Intangible assets consist of developed technology acquired in the SWIS acquisition. The Company amortizes its developed technology over its useful life under the straight-line method. The useful life of the developed technology is calculated based on the number of years remaining on the patent. The SWIS developed technology has a remaining useful life of 14 years. The intangible asset is evaluated for impairment on an annual basis or more frequently whenever events or circumstances occur indicating that the carrying amount may not be recoverable.

Redeemable Series A Preferred Stock

The Company applies the guidance in ASC 480 to determine the classification and measurement of preferred stock. Preferred stock that is mandatorily redeemable is classified as a liability and measured in accordance with ASC 480. Preferred stock that is conditionally redeemable, including instruments with redemption features that are either at the option of the holder or contingent upon events outside the Company’s control, is classified as mezzanine equity in accordance with ASC 480-10-S99. All other preferred stock is classified in stockholders’ equity. Mezzanine equity is initially recorded at its original issuance price. It is subsequently measured at its redemption value when the instrument becomes currently redeemable or when it becomes probable that it will be redeemed. As the Series A Preferred Stock includes redemption features that are outside the Company’s control, it is classified as mezzanine equity and is currently recorded at its original issuance price, as the instrument is not currently redeemable and redemption is not considered probable.

Revenue Recognition

As of December 31, 2024, we have recorded no revenues from custom permitted processing toll milling. If we achieve revenue generation, the Company plans to report such revenues consistent with ASC Topic 606 Revenues from Contracts with Customers. The Company recognizes revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Significant judgments are required in determining the transaction price and the timing of revenue recognition.

Stock-Based Compensation

The stock-based payments are accounted for in accordance with the provisions of ASC 718, Compensation — Stock Compensation. The Company measures the estimated fair value of the stock-based award on the date of grant using the Black-Scholes-Merton option pricing model (“Black-Scholes Model”) and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the vesting period in determining the fair value of stock-based awards. The expected term is based on the “simplified method”, due to the Company’s limited stock award history. Under this method, the term is estimated using the weighted average of the service vesting period and contractual term of the option award. As the Company Class A common stock has a limited history in the public markets, the Company has identified several public entities of similar size, complexities and industry and calculates historical volatility based on the volatilities of these companies. Although the Company believes its assumptions used to calculate stock-based compensation expenses are reasonable, these assumptions can involve complex judgments about future events, which are open to interpretation and inherent uncertainty. In addition, significant changes to our assumptions could significantly impact the amount of expense recorded in a given period. The Company accounts for forfeitures in the period in which they occur, rather than estimate expected forfeitures.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. Cash and cash equivalents of the Company are exposed to credit risk, subject to federal deposit insurance, in the event of default by the financial institutions holding its cash and cash equivalents to the extent of amounts recorded on the balance sheet. The cash accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2024 and 2023, the Company’s cash balance did not exceed the FDIC insured limit.

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

Loss Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pended against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

Income Taxes

The Company and its U.S. subsidiaries file a consolidated federal income tax return and is taxed as a C-Corporation, whereby it is subject to federal and state income taxes. The Company accounts for income taxes in accordance with ASC 740, “Income Taxes”. ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and established for all the entities a minimum threshold for financial statement recognition of the benefit of tax positions and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax basis of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all the deferred tax assets will not be realized. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

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

As of December 31, 2024 and 2023, the Company convertible promissory note – related party was convertible into 432,805 and 149,954 shares of common stock respectively.

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

Restatement of Previously Issued Consolidated Financial Statements

During the third quarter of 2024, and prior to the filing of the Company’s Form 10-K/A for the year ended December 31, 2023, the Company determined that it was necessary to re-evaluate the Company’s accounting treatment for certain debt obligations. In accordance with Staff Accounting Bulletins No. 99 (SAB No. 99) Topic 1.M, “Materiality” and SAB No. 99 Topic 1.N “Considering the Effects of Misstatements when Quantifying Misstatements in the Current Year Financial Statements,” the Company assessed the materiality of these errors to its previously issued consolidated financial statements. Based upon the Company’s evaluation of both quantitative and qualitative factors, the Company concluded the errors were material to the Company’s previously issued consolidated financial statements for the fiscal years ended December 31, 2023 and 2022. Accordingly, this Form 10-K presents the Company’s Restated Consolidated Financial Statements for the fiscal years ended December 31, 2023 and 2022. Additionally, the Company has restated its previously filed unaudited interim condensed consolidated financial statements for the periods ended March 31, 2023, June 30, 2023 and September 30, 2023 contained within this Form 10-K. See Note 11 for further information and the unaudited interim condensed consolidated financial statements contained within this Form 10-K.

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

4. Developed Technology

On September 13, 2023, the Company executed an agreement to acquire a 100% interest in SWIS, L.L.C. (“SWIS”). The Company issued 1,500,000 shares of restricted common stock to SWIS’s former owner, Launch IT, LLC, and assumed certain liabilities in exchange for 100% interest in SWIS. Upon the executed agreement, Launch IT, LLC became a significant owner of the Company’s common stock and, as of December 31, 2024, owns 10% of the Company’s restricted common stock.

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

During the years ended December 31, 2024 and 2023, the Company recorded total amortization expense of $333,848 and $99,011, respectively. Amortization expense is included in general and administrative expenses in the consolidated statements of operations.

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

On August 2, 2023, GPR converted $5,250,000 of LOC principal into 5,000,000 shares of restricted common stock. On August 15, 2023, GPR converted the remaining $4,969,551 (principal and accrued interest) into 4,732,259 shares of restricted common stock, at the conversion price of $1.05 per share, as provided in the Third Amendment.

As of December 31, 2024 the outstanding balance under the LOC consisted of $425,589 in principal and $28,857 in accrued interest. As of December 31, 2023, the outstanding balance was $156,303 in principal and $1,149 in accrued interest.

During the years ended December 31, 2024 and 2023, the Company recognized non-cash borrowings of $192,186 and $272,481, respectively, under the LOC. These amounts represent expenses paid directly by GPR on behalf of the Company and were recorded as increases to the LOC principal balance.

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

On August 2, 2023, and August 15, 2023, GPR converted a total of $10,219,551 of principal and accrued interest under the LOC into 10,244,230 shares of restricted common stock at a conversion price of $1.05 per share, pursuant to the terms of the Third Amendment. As a result of these conversions, GPR became the majority owner, holding approximately 73% of the Company’s outstanding common stock as of December 31, 2024.

During the year ended December 31, 2024, the Company recorded:

●	$192,186 in non-cash borrowings for expenses paid directly by GPR, and

●	$77,100 in proceeds from convertible notes – related party.

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

Launch IT, LLC

On September 13, 2023, the Company acquired a 100% interest in SWIS, L.L.C. (“SWIS”) by assuming certain liabilities and issuing 1,500,000 shares of restricted common stock to its former owner, Launch IT, LLC. As a result of the transaction, Launch IT, LLC became a significant shareholder, holding over 10% of the Company’s outstanding common stock as of December 31, 2024.

In connection with the acquisition, the Company retained AJ Miller and Chris Laveson, both former owners of Launch IT, LLC, to continue supporting the SWIS business. AJ Miller is an officer and Chris Laveson is a manager of SWIS subsidiary following the acquisition and both hold 500,000 shares each of restricted common stock of the Company.

The following table summarizes the amounts related to these parties that were included in accounts payable – related party, expenses incurred, and cash paid during the year ended December 31, 2024 and 2023:

As of and for the Year Ending December 31, 2024
Related Party	Included in Accounts Payable - Related Party	Expenses incurred	Amount paid
Launch IT, LLC	$116,458	$-	$23,504
Gazellig LLC - AJ Miller	34,400	15,000	20,600
Chris Lavenson	40,000	15,000	15,000
	$190,858	$30,000	$59,104

As of and for the Year Ending December 31, 2023
Related Party	Included in Accounts Payable - Related Party	Expense incurred	Amount paid
Launch IT, LLC	$139,962	$7,232	$-
Gazellig LLC - AJ Miller	40,000	40,000	-
Chris Lavenson	40,000	40,000	-
	$219,962	$87,232	$-

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

Common Stock

As of December 31, 2024 and 2023, the Company is authorized to issue 500,000,000 shares of common stock at a par value of $0.001 per share.

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

Common Stock Issuances

The following table summarizes the Company’s issuances of common stock during the year ended December 31, 2024:

Date	Shares Issued	Purpose	Fair Value per Share		Total Value
6/25/2024	300	Advisory Board compensation	$6.50	(1)(3)	$1,950
9/19/2024 & 9/25/2024	3,300	Advisory Board compensation	$8.65	(1)(3)	$28,538
8/2/2023	5,000,000	Debt conversion (LOC)	$1.05	(1)	$5,250,000
8/15/2023	4,732,906	Debt conversion (LOC)	$1.05	(1)	$4,969,551
9/13/2023	1,500,000	Acquisition of SWIS, LLC	$3.25	(2)	$4,875,000

1)	Fair Value Basis: The fair value per share was determined based on the closing market price on the date of issuance or the agreed-upon conversion price under the applicable agreement.
2)	Discounted Valuation: The fair value per share for the SWIS acquisition was determined using a 35% liquidity discount from the $5.00 market price as of the acquisition date.
3)	Advisory Board Compensation: In March 2024, the Company appointed twelve members to its Advisory Board. Each member is entitled to receive 150 shares of restricted common stock per quarter, contingent upon compliance with their advisory agreement.

All issuances were accounted for in accordance with ASC 505-10 (Equity) and ASC 718 (Compensation—Stock Compensation), as applicable. o gain or loss was recognized on the debt conversions, as the carrying amount of the debt equaled the fair value of the equity issued. Advisory Board compensation was recorded as general and administrative expense, with a corresponding credit to additional paid-in capital.

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

Definitive Documents:

The Parties will work together to draft definitive documents including the formation of the joint venture and its governing documents.

9. Income Taxes

The components of income tax expense for the years ended December 31, 2024, and 2023 consist of the following:

	2024	2023
Current tax provision	$—	$—
Deferred tax benefit	(1,196,480)	(137,195)
Valuation allowance	1,196,480	137,195
Total income tax provision	$—	$—

Reconciliations between the statutory rate and the effective tax rate for the years ended December 31, 2024, and 2023 consist as follows:

	2024	2023
Federal statutory tax rate	(21.0)%	(21.0)%
Prior period adjustment	—	6.21%
Valuation allowance	21.0%	14.79%
Effective tax rate	—	—

Significant components of the Company’s deferred tax assets as of December 31, 2024 and 2023 are summarized below. The calculations presented below reflect the new U.S. federal statutory corporate tax rate of 21% effective January 1, 2018. See Note 2 – Income Taxes

	2024	2023
Deferred tax assets:
Net operating loss carry forwards	$7,480,898	$7,245,140
Impairment of assets	7,901,460	6,940,737
Stock based compensation	2,126,539	2,126,539
Loss on settlement of debt	(25,572)	(25,572)
Total deferred tax asset	17,483,325	16,286,844
Valuation allowance	(17,483,325)	(16,286,844)
	$—	$—

As of December 31, 2024, the Company had approximately $35,623,000  of federal net operating loss carry forwards. These carry forwards, if not used, will begin to expire in 2028. Future utilization of their net operating loss carry forwards is subject to certain limitations under Section 382 of the Internal Revenue Code. The Company believes that the issuance of their common stock in exchange for the Shea Mining and Milling properties in March of 2011 resulted in an “ownership change” under the rules and regulations of Section 382. Accordingly, the Company’s ability to utilize their net operating losses of $69,000,000 generated prior to this date is limited to approximately $1,000,000 annually.

As of December 31, 2024, we do not believe any of our net operating loss carry forward consists of deductions generated by the exercise of warrants or options to purchase our stock. In the future, the stock options referenced in the above table of deferred tax items may be exercised and we may receive a tax deduction. To the extent that the tax deduction is included in a net operating loss carry forward and is in excess of amounts recognized for book purposes, no benefit will be recognized until the loss carry forward is recognized. Upon utilization and realization of the carry forward, the corresponding change in the deferred asset and valuation allowance will be recorded as additional paid-in capital.

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

.

We reviewed all income tax positions taken or that we expect to be taken for all open years and determined that our income tax positions are appropriately stated and supported for all open years. The Company is subject to U.S. federal income tax examinations by tax authorities for years after 2021 due to unexpired net operating loss carryforwards originating in and subsequent to that year. The Company may be subject to income tax examinations for the various taxing authorities which vary by jurisdiction.

10. Segment Information

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

11. Restatement of Previously Issued Financial Statements

As described in Note 2 the Company determined that it was necessary to re-evaluate its accounting treatment for its debt obligations. The Company identified accrued interest calculations were performed incorrectly and borrowing on its related party promissory note with GPR included borrowings that weren’t related to the Company operations and should have not been included in the principal balance. Certain previously reported amounts within the financial statements did not mathematically reconcile (i.e., did not foot). These amounts are presented herein as originally reported in the previously issued financial statements for transparency and consistency. The restatement corrects these errors and reflects the appropriate adjustments. Below are the Company’s restated consolidated balance sheets, statement of operations, statement of stockholders’ deficit and statement of cash flows with the adjustments for the periods stated in the tables below.

AMERICAN RESOURCES CORPORATION

RESTATED BALANCE SHEETS

Balance Sheet as of December 31, 2023	As Reported	Adjustment	As Restated
Assets
Current assets:
Cash	$36,254	$151	$36,405
Prepaid expenses	140	6,634	6,774
Total current assets	36,394	6,785	43,179

Mineral rights	3,883,524	-	3,883,524
Intangible asset, net	4,888,762	19,957	4,908,719
Total assets	$8,808,680	$26,742	$8,835,422

Liabilities, mezzanine, and stockholders’ deficit
Current liabilities:
Convertible promissory notes, related party	$191,231	$(34,929)	$156,302
Accrual for settlement of lawsuits	-	-	-
Accounts payable	1,332,612	(137,949)	1,194,663
Accounts payable – related party	80,000	139,962	219,962
Accrued interest	1,511,434	214,776	1,726,210
Accrued interest - related party	17,384	(16,235)	1,149
Total current liabilities	3,132,661	165,625	3,298,286

Commitments and contingencies

Preferred stock, 50,000,000 shares authorized:
Preferred stock, 50,000,000 shares authorized Series A, $.001 par value, 10,000,000 shares issued and outstanding as of December 31, 2023	10,000,000	-	10,000,000

Stockholders’ deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized: 14,418,760 issued and outstanding as of December 31, 2023	14,419	(511)	13,908
Additional paid-in capital	103,680,994	(536,379)	103,144,615
Accumulated deficit	(107,939,395)	318,008	(107,621,387)
Total stockholders’ deficit	(4,243,982)	(218,882)	(4,462,864)
Total Liabilities, mezzanine and stockholders’ deficit	$8,888,679	$(53,257)	$8,835,422

AMERICAN RESOURCES CORPORATION

RESTATED INCOME STATEMENT

Statement of operations for the year ended December 31, 2023	As Reported	Adjustment	As Restated
Operating expenses:
General and administrative expenses	$593,993	$(106,636)	$487,357
Amortization expense	119,238	(119,238)	-
Total operating expenses	713,231	(225,874)	487,357
Loss from operations	(713,231)	225,874	(487,357)

Other income (expense):
Other income	8,395	-	8,395
Gain on the settlement of accounts payable	57,571	(57,571)	-
Interest expense	(761,634)	69,430	(692,204)
Total other expense, net	(695,668)	11,859	(683,809)

Loss before income tax provision	(1,408,899)	237,733	(1,171,166)

Income tax provision	-	-	-
Net loss	$(1,408,899)	$237,733	$(1,171,166)

Basic net loss per common share	$(0.30)	$0.13	$(0.17)

Basic weighted average common shares outstanding	4,640,633	2,337,568	6,978,201

	As Reported Common Stock Shares	Adjustments	As Restated Common Stock Shares	As Reported Common Stock Amount	Adjustments	As Restated Common Stock Amount	As Reported Additional Paid-in Capital	Adjustments	As Restated Additional Paid-in Capital	As Reported Accumulated Deficit	Adjustments	As Restated Accumulated Deficit	As Reported Total	Adjustments	As Restated Total
Balance, December 31, 2022	2,674,530	-	2,674,530	$2,674	$1	$2,675	$88,061,298	$(1)	$88,061,297	$(106,530,496)	$80,275	$(106,450,221)	$(18,466,524)	$80,275	$(18,386,249)
Issuance of stock for acquisition	1,500,000	-	1,500,000	1,500	-	1,500	4,873,500	-	4,873,500	-	-	-	4,875,000	-	4,875,000
Issuance of common stock for conversion of debt and interest	10,244,230	(511,324.00)	9,732,906	10,245	(512)	9,733	10,746,196	(536,378)	10,209,818	-	-	-	10,756,441	(536,890)	10,219,551
Net loss	-	-	-	-	-	-	-	-	-	(1,408,899)	237,733	(1,171,166)	(1,408,899)	237,733	(1,171,166)
Balance, December 31, 2023	14,418,760	(511,324)	13,907,436	$14,419	$(511)	$13,908	$103,680,994	$(536,379)	$103,144,615	$(107,939,395)	$318,008	$(107,621,387)	$(4,243,982)	$(218,882)	$(4,462,864)

AMERICAN RESOURCES CORPORATION

RESTATED CASH FLOW STATEMENT

Statement of Cash flows for the year ended December 31, 2023	As Reported	Adjustment	As Restated
Cash flows used in operating activities:
Net loss	$(1,408,899)	$237,733	$(1,171,166)
Adjustments to reconcile net loss to cash flows used in operating activities:
Amortization expense	119,238	(20,227)	99,011
Gain on derecognition of certain accounts payable	(57,571)	57,571	-
Expenses paid directly by related party	496,173	(496,173)	-
Changes in operating assets and liabilities:
Prepaid expenses	(140)	(6,634)	(6,774)
Accounts payable	(88,161)	422,691	334,530
Accounts payable – related party	170,186	(82,954)	87,232
Accrual for settlement of lawsuits	42,549	34,511	77,060
Accrued interest	-	311,930	311,930
Accrued interest – related parties	761,628	(458,414)	303,214
Net cash used in operating activities	35,003	34	35,037

Net (decrease in cash	35,003	34	35,037
Cash, beginning of year	1,251	117	1,368
Cash, end of year	$36,254	$151	$36,405

Noncash investing and financing activity:
Payments made by related party on behalf of the Company	$496,173	$(223,692)	$272,481
Consolidation of debt and accrued interest due to parent	$8,779,594	(8,779,594)	-
Issuance of common stock for conversion of convertible promissory note payable - related party	$10,756,441	$(536,890)	$10,219,551
Issuance of common stock for purchase of intangible asset	$4,875,000	$132,730	$5,007,730

12. Subsequent Events

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company had no subsequent events.

American Clean Resources Group, Inc.

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2024	2023
	(Unaudited)	RESTATED
Assets
Current assets:
Cash	$1,599	$36,405
Prepaid expenses	22,015	6,774
Total current assets	23,614	43,179

Mineral rights	3,883,524	3,883,524
Intangible asset, net	4,658,333	4,908,719
Total assets	$8,565,471	$8,835,422

Liabilities, mezzanine, and stockholders’ deficit
Convertible promissory notes, related party	$368,264	$156,302
Accounts payable	1,468,618	1,194,663
Accounts payable – related party	190,858	219,962
Accrued interest	1,985,855	1,726,210
Accrued interest - related party	19,575	1,149
Total current liabilities	4,033,170	3,298,286

Commitments and contingencies (Note 8)

Preferred stock, 50,000,000 shares authorized Series A, $.001 par value, 10,000,000 shares issued and outstanding as of September 30, 2024 and December 31, 2024	10,000,000	10,000,000

Stockholders’ deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized: 14,422,360 and 14,418,760 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	13,911	13,908
Additional paid-in capital	103,175,100	103,144,615
Accumulated deficit	(108,656,710)	(107,621,387)
Total stockholders’ deficit	$(5,467,699)	$(4,462,864)
Total liabilities and stockholders’ deficit	$8,565,471	$8,835,422

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

American Clean Resources Group, Inc.

Unaudited Condensed Consolidated Statements of Operations

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
General and administrative expenses	$241,920	$115,351	$768,547	$222,066
Total operating expenses	241,920	115,351	768,547	222,066

Loss from operations	(241,920)	(115,351)	(768,547)	(222,066)

Other income (expense):
Other income	2,098	2,098	11,296	6,296
Interest expense	(98,251)	(184,073)	(278,072)	(609,547)
Total other expense, net	(96,153)	(181,975)	(266,776)	(603,251)

Loss before income tax provision	(338,073)	(297,326)	(1,035,323)	(825,317)

Income tax provision	-	-	-	-

Net loss	$(338,073)	$(297,326)	$(1,035,323)	$(825,317)

Net loss per common shares:
Basic net loss per common share	$(0.03)	$(0.03)	$(0.07)	$(0.09)

Weighted average shares outstanding per common shares:
Basic weighted average common shares outstanding	13,908,059	10,827,118	13,907,704	8,809,280

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

American Clean Resources Group, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
	RESTATED	RESTATED	RESTATED	RESTATED	RESTATED
Balance, December 31, 2022	2,674,530	$2,675	$88,061,297	$(106,450,221)	$(18,386,249)
Net loss	-	-	-	(229,071)	(229,071)
Balance, March 31, 2023	2,674,530	2,675	88,061,297	(106,679,292)	(18,615,320)
Net loss	-	-	-	(298,920)	(298,920)
Balance, June 30, 2023	2,674,530	2,675	88,061,297	(106,978,212)	(18,914,240)
Issuance of stock for acquisition	1,500,000	1,500	4,873,500	-	4,875,000
Issuance of common stock for conversion of debt and interest	9,732,906	9,733	10,209,818	-	10,219,551
Net loss	-	-	-	(297,326)	(297,326)
Balance, September 30, 2023	13,907,436	$13,908	$103,144,615	$(107,275,538)	$(4,117,015)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	13,907,436	$13,908	$103,144,615	$(107,621,387)	$(4,462,864)
Net loss	-	-	-	(292,274)	(292,274)
Balance, March 31, 2024	13,907,436	13,908	103,144,615	(107,913,661)	(4,755,138)
Common Stock Issued for Services	300	-	1,950	-	1,950
Net Loss	-	-	-	(404,976)	(404,976)
Balance, June 30, 2024	13,907,736	13,908	103,146,565	(108,318,637)	(5,158,164)
Common Stock Issued for Services	3,300	3	28,535	-	28,538
Net Loss	-	-	-	(338,073)	(338,073)
Balance, September 30, 2024	13,911,036	$13,911	$103,175,100	$(108,656,710)	$(5,467,699)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

American Clean Resources Group, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
	2024	2023 RESTATED

Cash flows from operating activities:
Net loss	$(1,035,323)	$(825,317)
Adjustments to reconcile net loss to cash flows used in operating activities:
Amortization Expense	250,386	15,549
Common Stock Issued for Services	30,488	-
Changes in operating assets and liabilities:
Prepaid expenses	(15,241)	-
Accounts payable	408,817	177,733
Accounts payable – related party	(29,104)	22,290
Accrual for settlement of lawsuits	-	77,060
Accrued interest	259,645	230,422
Accrued interest – related parties	18,426	302,065
Net cash used in operating activities	(111,906)	(198)

Cash flows from financing activities:
Proceeds from convertible notes - related party	77,100	-
Net cash provided by financing activities	77,100	-

Net decrease in Cash	(34,806)	(198)
Cash, beginning of year	36,405	1,368
Cash, end of year	$1,599	$1,170

Noncash investing and financing activity:
Payments made by related party on behalf of the Company	$134,862	$161,758
Issuance of common stock for conversion of convertible promissory note payable - related party	$-	$10,219,551
Issuance of common stock for purchase of intangible asset	$-	$5,007,730

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

AMERICAN CLEAN RESOURCES GROUP, INC.

NOTES TO UNADUITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and as of September 30, 2024, had an accumulated deficit of $108,656,710. For the nine months ended September 30, 2024, the Company sustained a net loss of $1,035,323. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date these financial statements were issued. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. The Company will continue to seek to raise additional funding through debt or equity financing during the next twelve months from the date of issuance of these financial statements. There is no guarantee the Company will be successful in achieving obtaining additional funding and may have to cease operations.

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

Revenue Recognition

As of September 30, 2024, we have recorded no revenues from custom permitted processing toll milling. If we achieve revenue generation, the Company plans to report such revenues consistent with ASC Topic 606 Revenues from Contracts with Customers. The Company recognizes revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Significant judgments are required in determining the transaction price and the timing of revenue recognition.

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

As of September 30, 2024 and December 31, 2023, the Company convertible promissory note – related party was convertible into 369,370 and 149,954 shares of common stock respectively.

Recent Accounting Standards

On November 27, 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires incremental disclosures related to an entity’s reportable segments, effective for annual periods beginning after December 15, 2023. The Company plans to adopt ASU 2023-07 on December 31, 2024.

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

Restatement of Previously Issued Consolidated Financial Statements

During the third quarter of 2024, and prior to the filing of the Company’s Form 10-K/A for the year ended December 31, 2023, the Company determined that it was necessary to re-evaluate the Company’s accounting treatment for certain debt obligations. In accordance with Staff Accounting Bulletins No. 99 (SAB No. 99) Topic 1.M, “Materiality” and SAB No. 99 Topic 1.N “Considering the Effects of Misstatements when Quantifying Misstatements in the Current Year Financial Statements,” the Company assessed the materiality of these errors to its previously issued consolidated financial statements. Based upon the Company’s evaluation of both quantitative and qualitative factors, the Company concluded the errors were material to the Company’s previously issued consolidated financial statements for the fiscal years ended December 31, 2023 and 2022. Accordingly, the Company intends to file its Restated Consolidated Financial Statements for the fiscal years ended December 31, 2023 and 2022. Additionally, the Company has restated its previously filed unaudited interim condensed consolidated financial statements for the periods ended March 31, 2023, June 30, 2023, and September 30, 2023. These restated interim financial statements are included within this Form 10-K. See Note 9 for further information regarding the nature of the errors and the impact of the restatements.

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

4. Developed Technology

On September 13, 2023, the Company executed an agreement to acquire a 100% interest in SWIS, L.L.C. (“SWIS”). The Company issued 1,500,000 shares of restricted common stock to SWIS’s former owner, Launch IT, LLC, and assumed certain liabilities in exchange for 100% interest in SWIS. Upon the executed agreement, Launch IT, LLC became a significant owner of the Company’s common stock and, as of September 30, 2024, owns 10% of the Company’s restricted common stock.

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

During the nine months ended September 30, 2024 and 2023, the Company recorded total amortization expense of $250,386 and $15,549, respectively. Amortization expense is included in general and administrative expenses in the consolidated statements of operations.

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

On August 2, 2023, GPR converted $5,250,000 of LOC principal into 5,000,000 shares of restricted common stock. On August 15, 2023, GPR converted the remaining $4,969,551 (principal and accrued interest) into 4,732,906 shares of restricted common stock, at the conversion price of $1.05 per share, as provided in the Third Amendment.

As of September 30, 2024 the outstanding balance under the LOC consisted of $368,264 in principal and $19,574 in accrued interest. As of December 31, 2023, the outstanding balance was $156,303 in principal and $1,149 in accrued interest.

During the nine months ended September 30, 2024 and 2023, the Company recognized non-cash borrowings of $134,862 and $161,758, respectively, under the LOC. These amounts represent expenses paid directly by GPR on behalf of the Company and were recorded as increases to the LOC principal balance.

During the nine months ended September 30, 2024, the Company had $77,100 proceeds from convertible notes - related party. The Company’s convertible note line of credit with GPR was increased by this same amount.

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

On August 2, 2023, and August 15, 2023, GPR converted a total of $10,219,551 of principal and accrued interest under the LOC into 10,244,230 shares of restricted common stock at a conversion price of $1.05 per share, pursuant to the terms of the Third Amendment. As a result of these conversions, GPR became the majority owner, holding approximately 73% of the Company’s outstanding common stock as of September 30, 2024.

During the year ended September 30, 2024, the Company recorded:

●	$134,862 in non-cash borrowings for expenses paid directly by GPR, and

●	$77,100 in proceeds from convertible notes – related party.

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

Launch IT, LLC

On September 13, 2023, the Company acquired a 100% interest in SWIS, L.L.C. (“SWIS”) by assuming certain liabilities and issuing 1,500,000 shares of restricted common stock to its former owner, Launch IT, LLC. As a result of the transaction, Launch IT, LLC became a significant shareholder, holding over 10% of the Company’s outstanding common stock as of September 30, 2024.

In connection with the acquisition, the Company retained AJ Miller and Chris Laveson, both former owners of Launch IT, LLC, to continue supporting the SWIS business. AJ Miller is an officer and Chris Laveson is a manager of SWIS subsidiary following the acquisition and both hold 500,000 shares each of restricted common stock of the Company.

The following table summarizes the amounts related to these parties that were included in accounts payable – related party, expenses incurred, and cash paid during the periods ended September 30, 2024 and December 31, 2023:

As of and for the period ending September 30, 2024
Related Party	Included in Accounts Payable - Related Party	Expense incurred	Amount paid
Launch IT, LLC	$116,458	$-	$23,504
Gazellig LLC - AJ Miller	34,400	15,000	20,600
Chris Lavenson	40,000	15,000	15,000
	$190,858	$30,000	$59,104

As of and for the Year Ending December 31, 2023
Related Party	Included in Accounts Payable - Related Party	Expense incurred	Amount paid
Launch IT, LLC	$139,962	$7,232	$-
Gazellig LLC - AJ Miller	40,000	40,000	-
Chris Lavenson	40,000	40,000	-
	$219,962	$87,232	$-

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

Common Stock

As of September 30, 2024 and December 31, 2023, the Company is authorized to issue 500,000,000 shares of common stock at a par value of $0.001 per share.

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

Common Stock Issuances

The following table summarizes the Company’s issuances of common stock during the nine months ended September 30, 2024:

Date	Shares Issued	Purpose	Fair Value per Share		Total Value
6/25/2024	300	Advisory Board compensation	$6.50	(1)(3)	$1,950
9/19/2024 & 9/25/2024	3,300	Advisory Board compensation	$8.65	(1)(3)	$28,538
8/2/2023	5,000,000	Debt conversion (LOC)	$1.05	(1)	$5,250,000
8/15/2023	4,732,906	Debt conversion (LOC)	$1.05	(1)	$4,969,551
9/13/2023	1,500,000	Acquisition of SWIS, LLC	$3.25	(2)	$4,875,000

4)	Fair Value Basis: The fair value per share was determined based on the closing market price on the date of issuance or the agreed-upon conversion price under the applicable agreement.
5)	Discounted Valuation: The fair value per share for the SWIS acquisition was determined using a 35% liquidity discount from the $5.00 market price as of the acquisition date.
6)	Advisory Board Compensation: In March 2024, the Company appointed twelve members to its Advisory Board. Each member is entitled to receive 150 shares of restricted common stock per quarter, contingent upon compliance with their advisory agreement.

All issuances were accounted for in accordance with ASC 505-10 (Equity) and ASC 718 (Compensation—Stock Compensation), as applicable. o gain or loss was recognized on the debt conversions, as the carrying amount of the debt equaled the fair value of the equity issued. Advisory Board compensation was recorded as general and administrative expense, with a corresponding credit to additional paid-in capital.

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

9. Restatement of Previously Issued Financial Statements

As described in Note 2 the Company determined that it was necessary to re-evaluate its accounting treatment for its debt obligations. The Company identified accrued interest calculations were performed incorrectly and borrowing on its related party promissory note with GPR included borrowings that weren’t related to the Company operations and should have not been included in the principal balance. Certain previously reported amounts within the financial statements did not mathematically reconcile (i.e., did not foot). These amounts are presented herein as originally reported in the previously issued financial statements for transparency and consistency. The restatement corrects these errors and reflects the appropriate adjustments. Below are the Company’s restated consolidated balance sheets, statement of operations, statement of stockholders’ deficit and statement of cash flows with the adjustments for the periods stated in the tables below.

AMERICAN RESOURCES CORPORATION

RESTATED BALANCE SHEETS

Balance Sheet as of December 31, 2023	As Reported	Adjustment	As Restated
Assets
Current assets:
Cash	$36,254	$151	$36,405
Prepaid expenses	140	6,634	6,774
Total current assets	36,394	6,785	43,179

Mineral rights	3,883,524	-	3,883,524
Intangible asset, net	4,888,762	19,957	4,908,719
Total assets	$8,808,680	$26,742	$8,835,422

Liabilities, mezzanine, and stockholders’ deficit
Current liabilities:
Convertible promissory notes, related party	$191,231	$(34,929)	$156,302
Accrual for settlement of lawsuits	-	-	-
Accounts payable	1,332,612	(137,949)	1,194,663
Accounts payable – related party	80,000	139,962	219,962
Accrued interest	1,511,434	214,776	1,726,210
Accrued interest - related party	17,384	(16,235)	1,149
Total current liabilities	3,132,661	165,625	3,298,286

Commitments and contingencies (Note 9)

Preferred stock, 50,000,000 shares authorized:
Preferred stock, 50,000,000 shares authorized Series A, $.001 par value, 10,000,000 shares issued and outstanding as of December 31, 2023	10,000,000	-	10,000,000

Stockholders’ deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized: 14,418,760 issued and outstanding as of December 31, 2023	14,419	(511)	13,908
Additional paid-in capital	103,680,994	(536,379)	103,144,615
Accumulated deficit	(107,939,395)	318,008	(107,621,387)
Total stockholders’ deficit	(4,243,982)	(218,882)	(4,462,864)
Total Liabilities, mezzanine and stockholders’ deficit	$8,808,680	$26,742	$8,835,422

AMERICAN RESOURCES CORPORATION

RESTATED INCOME STATEMENT

Statement of operations for the nine months ended September 30, 2023	As Reported	Adjustment	As Restated
Operating expenses:
General and administrative expenses	$311,319	$(89,253)	$222,066
Total operating expenses	311,319	(89,253)	222,066
Loss from operations	(311,319)	89,253	(222,066)

Other income (expense):
Other income	6,296	-	6,296
Gain on the settlement of accounts payable	57,572	(57,572)	-
Interest expense	(669,166)	59,619	(609,547)
Total othe expense, net	(605,298)	2,047	(603,251)

Loss before income tax provision	(916,617)	91,300	(825,317)

Income tax provision	-	-	-
Net loss	$(916,617)	$91,300	$(825,317)

Basic net loss per common share	$(0.20)	$0.05	$(0.15)

Basic weighted average common shares outstanding	4,640,633	1,003,026	5,643,659

	As Reported Common Stock		As Restated Common Stock	As Reported Common Stock		As Restated Common Stock	As Reported Additional Paid-in		As Restated Additional Paid-in	As Reported Accumulated		As Restated Accumulated	As Reported		As Restated
	Shares	Adjustments	Shares	Amount	Adjustments	Amount	Capital	Adjustments	Capital	Deficit	Adjustments	Deficit	Total	Adjustments	Total
Balance, December 31, 2022	2,674,530	-	2,674,530	$2,674	$1	$2,675	$88,061,298	$(1)	$88,061,297	$(106,530,496)	$80,275	$(106,450,221)	$(18,466,524)	$80,275	$(18,386,249)
Net Loss	-	-	-	-	-	-	-	-	-	(195,357)	(33,714)	(229,071)	(195,357)	(33,714)	(229,071)
Balance, March 31, 2023	2,674,530	-	2,674,530	2,674	1	2,675	88,061,298	(1)	88,061,297	(106,725,853)	46,561	(106,679,292)	(18,661,881)	46,561	(18,615,320)
Net Loss	-	-	-	-	-	-	-	-	-	(421,936)	123,016	(298,920)	(421,936)	123,016	(298,920)
Balance, June 30, 2023	2,674,530	-	2,674,530	2,674	1	2,675	88,061,298	(1)	88,061,297	(107,147,789)	169,577	(106,978,212)	(19,083,817)	169,577	(18,914,240)
Issuance of stock for acquisition	1,500,000	-	1,500,000	1,500	-	1,500	4,873,500	-	4,873,500	-	-	-	4,875,000	-	4,875,000
Issuance of common stock for conversion of debt and interest	10,244,230	(511,324)	9,732,906	10,245	(512)	9,733	10,746,196	(536,378)	10,209,818	-	-	-	10,756,441	(536,890)	10,219,551
Net loss	-	-	-	-	-	-	-	-	-	(299,324)	1,998	(297,326)	(299,324)	1,998	(297,326)
Balance, September 30, 2023	14,418,760	(511,324)	13,907,436	$14,419	$(511)	$13,908	$103,680,994	$(536,379)	$103,144,615	$(107,447,113)	$171,575	$(107,275,538)	$(3,751,700)	$(365,315)	$(4,117,015)

AMERICAN RESOURCES CORPORATION

RESTATED CASH FLOW STATEMENT

Statement of Cash flows for the nine months ended September 30, 2023	As Reported	Adjustment	As Restated
Cash flows used in operating activities:
Net loss	$(916,617)	$91,300	$(825,317)
Adjustments to reconcile net loss to cash flows used in operating activities:
Amortization expense	-	15,549	15,549
Gain on derecognition of certain accounts payable	(57,572)	57,572	-
Expenses paid directly by related party	262,393	(262,393)	-
Changes in operating assets and liabilities:
Accounts payable	-	177,733	177,733
Accounts payable – related party	-	22,290	22,290
Accrual for settlement of lawsuits	-	77,060	77,060
Accrued interest	669,166	(438,744)	230,422
Accrued interest – related parties	42,549	259,516	302,065
Net cash used in operating activities	(81)	(117)	(198)

Net (decrease in cash)	(81)	(117)	(198)
Cash, beginning of year	1,251	117	1,368
Cash, end of year	$1,170	$-	$1,170

Non-Cash Investing and Financing:
Payments made by related party on behalf of the Company	$262,393	$(100,635)	$161,758
Consolidation of debt and accrued interest due to parent	$8,779,594	$(8,779,594)	$-
Issuance of common stock for conversion of convertible promissory note payable - related party	$10,756,441	$(536,890)	$10,219,551
Issuance of common stock for purchase of intangible asset	$7,500,000	$(2,492,270)	$5,007,730
Liabilities assumed due to purchase of SWIS	$212,731	$(212,731)	$-

10.	Subsequent Events

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company had no subsequent events.

American Clean Resources Group, Inc.

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2024	2023
	(Unaudited)	RESTATED
Assets
Current assets:
Cash	$13,635	$36,405
Prepaid expenses	33,052	6,774
Total current assets	46,687	43,179

Mineral rights	3,883,524	3,883,524
Intangible asset, net	4,741,795	4,908,719
Total assets	$8,672,006	$8,835,422

Liabilities, mezzanine, and stockholders’ deficit
Convertible promissory notes, related party	361,264	156,302
Accounts payable	1,370,868	1,194,663
Accounts payable – related party	190,858	219,962
Accrued interest	1,896,711	1,726,210
Accrued interest - related party	10,469	1,149
Total current liabilities	3,830,170	3,298,286

Commitments and contingencies (Note 8)

Preferred stock, 50,000,000 shares authorized Series A, $.001 par value, 10,000,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023	10,000,000	10,000,000

Stockholders’ deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized: 13,907,736 and 13,907,436 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	13,908	13,908
Additional paid-in capital	103,146,565	103,144,615
Accumulated deficit	(108,318,637)	(107,621,387)
Total stockholders’ deficit	$(5,158,164)	$(4,462,864)
Total liabilities and stockholders’ deficit	$8,672,006	$8,835,422

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

American Clean Resources Group, Inc.

Unaudited Condensed Consolidated Statements of Operations

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
General and administrative expenses	$315,129	$64,405	$526,627	$106,715
Total operating expenses	315,129	64,405	526,627	106,715

Loss from operations	(315,129)	(64,405)	(526,627)	(106,715)

Other income (expense):
Other income	2,099	2,099	9,198	4,198
Interest expense	(91,946)	(236,614)	(179,821)	(425,474)
Total other expense, net	(89,847)	(234,515)	(170,623)	(421,276)

Loss before income tax provision	(404,976)	(298,920)	(697,250)	(527,991)

Income tax provision	-	-	-	-

Net loss	$(404,976)	$(298,920)	$(697,250)	$(527,991)

Net loss per common shares:
Basic net loss per common share	$(0.03)	$(0.11)	$(0.05)	$(0.20)

Weighted average shares outstanding per common shares:
Basic weighted average common shares outstanding	13,907,452	2,674,530	13,907,444	2,674,530

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

American Clean Resources Group, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
	RESTATED	RESTATED	RESTATED	RESTATED	RESTATED
Balance, December 31, 2022	2,674,530	$2,675	$88,061,297	$(106,450,221)	$(18,386,249)
Net loss	-	-	-	(229,071)	(229,071)
Balance, March 31, 2023	2,674,530	2,675	88,061,297	(106,679,292)	(18,615,320)
Net loss	-	-	-	(298,920)	(298,920)
Balance, June 30, 2023	2,674,530	$2,675	$88,061,297	$(106,978,212)	$(18,914,240)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance, December 31, 2023	13,907,436	$13,908	$103,144,615	$(107,621,387)	$(4,462,864)
Net loss	-	-	-	(292,274)	(292,274)
Balance, March 31, 2024	13,907,436	13,908	103,144,615	(107,913,661)	(4,755,138)
Common Stock Issued for Services	300	-	1,950	-	1,950
Net Loss	-	-	-	(404,976)	(404,976)
Balance, June 30, 2024	13,907,736	$13,908	$103,146,565	$(108,318,637)	$(5,158,164)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

American Clean Resources Group, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
		2023
	2024	RESTATED

Cash flows from operating activities:
Net loss	$(697,250)	$(527,991)
Adjustments to reconcile net loss to cash flows used in operating activities:
Amortization Expense	166,924	-
Common Stock Issued for Services	1,950	-
Changes in operating assets and liabilities:
Prepaid expenses	(26,278)	-
Accounts payable	304,067	101,865
Accounts payable – related party	(29,104)	-
Accrual for settlement of lawsuits	-	77,060
Accrued interest	170,501	151,312
Accrued interest – related parties	9,320	197,102
Net cash used in operating activities	(99,870)	(652)

Cash flows from financing activities:
Proceeds from convertible notes - related party	77,100	-
Net cash provided by financing activities	77,100	-

Net decrease in Cash	(22,770)	(652)
Cash, beginning of year	36,405	1,368
Cash, end of year	$13,635	$716

Noncash investing and financing activity:
Payments made by related party on behalf of the Company	$127,862	$95,888

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

AMERICAN CLEAN RESOURCES GROUP, INC.

NOTES TO UNADUITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and as of June 30, 2024, had an accumulated deficit of $108,318,637. For the six months ended June 30, 2024, the Company sustained a net loss of $697,250. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date these financial statements were issued. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. The Company will continue to seek to raise additional funding through debt or equity financing during the next twelve months from the date of issuance of these financial statements. There is no guarantee the Company will be successful in achieving obtaining additional funding and may have to cease operations.

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

Revenue Recognition

As of June 30, 2024, we have recorded no revenues from custom permitted processing toll milling. If we achieve revenue generation, the Company plans to report such revenues consistent with ASC Topic 606 Revenues from Contracts with Customers. The Company recognizes revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Significant judgments are required in determining the transaction price and the timing of revenue recognition.

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

As of June 30, 2024 and December 31, 2023, the Company convertible promissory note – related party was convertible into 354,031 and 149,954 shares of common stock respectively.

Recent Accounting Standards

On November 27, 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires incremental disclosures related to an entity’s reportable segments, effective for annual periods beginning after December 15, 2023. The Company plans to adopt ASU 2023-07 on December 31, 2024.

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

Restatement of Previously Issued Consolidated Financial Statements

During the third quarter of 2024, and prior to the filing of the Company’s Form 10-K/A for the year ended December 31, 2023, the Company determined that it was necessary to re-evaluate the Company’s accounting treatment for certain debt obligations. In accordance with Staff Accounting Bulletins No. 99 (SAB No. 99) Topic 1.M, “Materiality” and SAB No. 99 Topic 1.N “Considering the Effects of Misstatements when Quantifying Misstatements in the Current Year Financial Statements,” the Company assessed the materiality of these errors to its previously issued consolidated financial statements. Based upon the Company’s evaluation of both quantitative and qualitative factors, the Company concluded the errors were material to the Company’s previously issued consolidated financial statements for the fiscal years ended December 31, 2023 and 2022. Accordingly, the Company intends to file its Restated Consolidated Financial Statements for the fiscal years ended December 31, 2023 and 2022. Additionally, the Company has restated its previously filed unaudited interim condensed consolidated financial statements for the periods ended March 31, 2023, June 30, 2023, and September 30, 2023. These restated interim financial statements are included within this Form 10-K. See Note 9 for further information regarding the nature of the errors. and the impact of the restatements.

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

On September 13, 2023, the Company executed an agreement to acquire a 100% interest in SWIS, L.L.C. (“SWIS”). The Company issued 1,500,000 shares of restricted common stock to SWIS's former owner, Launch IT, LLC, and assumed certain liabilities in exchange for 100% interest in SWIS. Upon the executed agreement, Launch IT, LLC became a significant owner of the Company’s common stock and, as of June 30, 2024, owns 10% of the Company’s restricted common stock.

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

During the three and six months ended June 30, 2024, the Company recorded total amortization expense of $83,462 and $166,924, respectively. During the three and six months ended June 30, 2023, the Company recorded total amortization expense of $0 and $0, respectively. Amortization expense is included in general and administrative expenses in the consolidated statements of operations.

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

On August 2, 2023, GPR converted $5,250,000 of LOC principal into 5,000,000 shares of restricted common stock. On August 15, 2023, GPR converted the remaining $4,969,551 (principal and accrued interest) into 4,732,906 shares of restricted common stock, at the conversion price of $1.05 per share, as provided in the Third Amendment.

As of June 30, 2024 the outstanding balance under the LOC consisted of $361,264 in principal and $10,469 in accrued interest. As of December 31, 2023, the outstanding balance was $156,303 in principal and $1,149 in accrued interest.

During the six months ended June 30, 2024 and 2023, the Company recognized non-cash borrowings of $127,862 and $95,888, respectively, under the LOC. These amounts represent expenses paid directly by GPR on behalf of the Company and were recorded as increases to the LOC principal balance.

During the six months ended June 30, 2025, the Company had $77,100 proceeds from convertible notes - related party. The Company’s convertible note line of credit with GPR was increased by this same amount.

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

On August 2, 2023, and August 15, 2023, GPR converted a total of $10,219,551 of principal and accrued interest under the LOC into 10,244,230 shares of restricted common stock at a conversion price of $1.05 per share, pursuant to the terms of the Third Amendment. As a result of these conversions, GPR became the majority owner, holding approximately 73% of the Company’s outstanding common stock as of June 30, 2024.

During the six months ended June 30, 2024, the Company recorded:

●	$127,862 in non-cash borrowings for expenses paid directly by GPR, and

●	$77,100 in proceeds from convertible notes – related party.

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

Launch IT, LLC

On September 13, 2023, the Company acquired a 100% interest in SWIS, L.L.C. (“SWIS”) by assuming certain liabilities and issuing 1,500,000 shares of restricted common stock to its former owner, Launch IT, LLC. As a result of the transaction, Launch IT, LLC became a significant shareholder, holding over 10% of the Company’s outstanding common stock as of June 30, 2024.

In connection with the acquisition, the Company retained AJ Miller and Chris Laveson, both former owners of Launch IT, LLC, to continue supporting the SWIS business. AJ Miller is an officer and Chris Laveson is a manager of SWIS subsidiary following the acquisition and both hold 500,000 shares each of restricted common stock of the Company.

The following table summarizes the amounts related to these parties that were included in accounts payable – related party, expenses incurred, and cash paid during the periods ended June 30, 2024 and December 31, 2023:

As of and for the period ending June 30, 2024
Related Party	Included in Accounts Payable - Related Party	Expense incurred	Amount paid
Launch IT, LLC	$116,458	$-	$23,504
Gazellig LLC - AJ Miller	34,400	15,000	20,600
Chris Lavenson	40,000	15,000	15,000
	$190,858	$30,000	$59,104

As of and for the Year Ending December 31, 2023
Related Party	Included in Accounts Payable - Related Party	Expense incurred	Amount paid
Launch IT, LLC	$139,962	$7,232	$-
Gazellig LLC - AJ Miller	40,000	40,000	-
Chris Lavenson	40,000	40,000	-
	$219,962	$87,232	$-

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

Common Stock

As of June 30, 2024 and December 31, 2023, the Company is authorized to issue 500,000,000 shares of common stock at a par value of $0.001 per share.

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

Common Stock Issuances

The following table summarizes the Company’s issuances of common stock during the three months ended June 30, 2024:

Date	Shares Issued	Purpose	Fair Value per Share		Total Value
6/25/2024	300	Advisory Board compensation	$6.50	(1) (2)	$1,950

7)	Fair Value Basis: The fair value per share was determined based on the closing market price on the date of issuance or the agreed-upon conversion price under the applicable agreement.
8)	Advisory Board Compensation: In March 2024, the Company appointed twelve members to its Advisory Board. Each member is entitled to receive 150 shares of restricted common stock per quarter, contingent upon compliance with their advisory agreement.

All issuances were accounted for in accordance with ASC 505-10 (Equity) and ASC 718 (Compensation—Stock Compensation), as applicable. o gain or loss was recognized on the debt conversions, as the carrying amount of the debt equaled the fair value of the equity issued. Advisory Board compensation was recorded as general and administrative expense, with a corresponding credit to additional paid-in capital.

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

9. Restatement of Previously Issued Financial Statements

As described in Note 2 the Company determined that it was necessary to re-evaluate its accounting treatment for its debt obligations. The Company identified accrued interest calculations were performed incorrectly and borrowing on its related party promissory note with GPR included borrowings that weren’t related to the Company operations and should have not been included in the principal balance. Certain previously reported amounts within the financial statements did not mathematically reconcile (i.e., did not foot). These amounts are presented herein as originally reported in the previously issued financial statements for transparency and consistency. The restatement corrects these errors and reflects the appropriate adjustments. Below are the Company’s restated consolidated balance sheets, statement of operations, statement of stockholders’ deficit and statement of cash flows with the adjustments for the periods stated in the tables below.

AMERICAN RESOURCES CORPORATION

RESTATED BALANCE SHEETS

Balance Sheet as of December 31, 2023	As Reported	Adjustment	As Restated
Assets
Current assets:
Cash	$36,254	$151	$36,405
Prepaid expenses	140	6,634	6,774
Total current assets	36,394	6,785	43,179

Mineral rights	3,883,524	-	3,883,524
Intangible asset, net	4,888,762	19,957	4,908,719
Total assets	$8,808,680	$26,742	$8,835,422

Liabilities, mezzanine, and stockholders’ deficit
Current liabilities:
Convertible promissory notes, related party	$191,231	$(34,929)	$156,302
Accrual for settlement of lawsuits	-	-	-
Accounts payable	1,332,612	(137,949)	1,194,663
Accounts payable – related party	80,000	139,962	219,962
Accrued interest	1,511,434	214,776	1,726,210
Accrued interest - related party	17,384	(16,235)	1,149
Total current liabilities	3,132,661	165,625	3,298,286

Commitments and contingencies (Note 9)

Preferred stock, 50,000,000 shares authorized:
Preferred stock, 50,000,000 shares authorized Series A, $.001 par value, 10,000,000 shares issued and outstanding as of December 31, 2023	10,000,000	-	10,000,000

Stockholders’ deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized: 14,418,760 issued and outstanding as of December 31, 2023	14,419	(511)	13,908
Additional paid-in capital	103,680,994	(536,379)	103,144,615
Accumulated deficit	(107,939,395)	318,008	(107,621,387)
Total stockholders’ deficit	(4,243,982)	(218,882)	(4,462,864)
Total Liabilities, mezzanine and stockholders’ deficit	$8,808,680	$26,742	$8,835,422

AMERICAN RESOURCES CORPORATION

RESTATED INCOME STATEMENT

Statement of operations for the six months ended June 30, 2023	As Reported	Adjustment	As Restated
Operating expenses:
General and administrative expenses	$206,565	$(99,850)	$106,715
Total operating expenses	206,565	(99,850)	106,715
Loss from operations	(206,565)	99,850	(106,715)

Other income (expense):
Other income	4,198	-	4,198
Gain on the settlement of accounts payable	57,572	(57,572)	-
Interest expense	(472,499)	47,025	(425,474)
Total other expense, net	(410,729)	(10,547)	(421,276)

Loss before income tax provision	(617,294)	89,303	(527,991)

Income tax provision	-	-	-
Net loss	$(617,294)	$89,303	$(527,991)

Basic net loss per common share	$(0.23)	$0.03	$(0.20)

Basic weighted average common shares outstanding	2,674,530	-	2,674,530

	As Reported Common Stock Shares	Adjustments	As Restated Common Stock Shares	As Reported Common Stock Amount	Adjustments	As Restated Common Stock Amount	As Reported Additional Paid-in Capital	Adjustments	As Restated Additional Paid-in Capital	As Reported Accumulated Deficit	Adjustments	As Restated Accumulated Deficit	As Reported Total	Adjustments	As Restated Total
Balance, December 31, 2022	2,674,530	-	2,674,530	$2,674	$1	$2,675	$88,061,298	$(1)	$88,061,297	$(106,530,496)	$80,275	$(106,450,221)	$(18,466,524)	$80,275	$(18,386,249)
Net Loss	-	-	-	-	-	-	-	-	-	(195,357)	(33,714)	(229,071)	(195,357)	(33,714)	(229,071)
Balance, March 31, 2023	2,674,530	-	2,674,530	2,674	1	2,675	88,061,298	(1)	88,061,297	(106,725,853)	46,561	(106,679,292)	(18,661,881)	46,561	(18,615,320)
Net Loss	-	-	-	-	-	-	-	-	-	(421,936)	123,016	(298,920)	(421,936)	123,016	(298,920)
Balance, June 30, 2023	2,674,530	-	2,674,530	$2,674	$1	$2,675	$88,061,298	$(1)	$88,061,297	$(107,147,789)	$169,577	$(106,978,212)	$(19,083,817)	$169,577	$(18,914,240)

AMERICAN RESOURCES CORPORATION

RESTATED CASH FLOW STATEMENT

Statement of Cash flows for the six months ended June 30, 2023	As Reported	Adjustment	As Restated
Cash flows used in operating activities:
Net loss	$(617,294)	$89,303	$(527,991)
Adjustments to reconcile net loss to cash flows used in operating activities:
Gain on derecognition of certain accounts payable	(57,572)	57,572	-
Expenses paid directly by related party	159,283	(159,283)	-
Changes in operating assets and liabilities:
Accounts payable	-	101,865	101,865
Accrual for settlement of lawsuits	-	77,060	77,060
Accrued interest	472,499	(321,187)	151,312
Accrued interest – related parties	42,549	154,553	197,102
Net cash used in operating activities	(535)	(117)	(652)

Net (decrease in cash	(535)	(117)	(652)
Cash, beginning of year	1,251	117	1,368
Cash, end of year	$716	$-	$716

Non-Cash Investing and Financing:
Payments made by related party on behalf of the Company	$162,404	$(66,516)	$95,888
Consolidation of debt and accrued interest due to parent	$8,779,594	$(8,779,594)	$-

10. Subsequent Events

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company had no subsequent events.

American Clean Resources Group, Inc.

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2024	2023
	RESTATED	RESTATED
	(Unaudited)
Assets
Current assets:
Cash	$911	$36,405
Prepaid expenses	2,749	6,774
Total current assets	3,660	43,179

Mineral rights	3,883,524	3,883,524
Intangible asset, net	4,825,257	4,908,719
Total assets	$8,712,441	$8,835,422

Liabilities, mezzanine, and stockholders’ deficit
Convertible promissory notes, related party	217,513	156,302
Accounts payable	1,243,974	1,194,663
Accounts payable – related party	190,858	219,962
Accrued interest	1,810,188	1,726,210
Accrued interest - related party	5,046	1,149
Total current liabilities	3,467,579	3,298,286

Commitments and contingencies (Note 8)

Preferred stock, 50,000,000 shares authorized Series A, $.001 par value, 10,000,000 shares issued and outstanding as of March 31, 2024 and 2023	10,000,000	10,000,000

Stockholders’ deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized: 13,907,436 issued and outstanding at March 31, 2024 and December 31, 2023	13,908	13,908
Additional paid-in capital	103,144,615	103,144,615
Accumulated deficit	(107,913,661)	(107,621,387)
Total stockholders’ deficit	$(4,755,138)	$(4,462,864)
Total liabilities and stockholders’ deficit	$8,712,441	$8,835,422

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

American Clean Resources Group, Inc.

Unaudited Condensed Consolidated Statements of Operations

	For Three Months Ended March 31,
	2024	2023
	RESTATED	RESTATED
Operating expenses:
General and administrative expenses	$211,498	$42,310
Total operating expenses	211,498	42,310

Loss from operations	(211,498)	(42,310)

Other income (expense):
Other income	7,099	2,099
Interest expense	(87,875)	(188,860)
Total other expense, net	(80,776)	(186,761)

Loss before income tax provision	(292,274)	(229,071)

Income tax provision	-	-

Net loss	$(292,274)	$(229,071)

Net loss per common shares:
Basic net loss per common share	$(0.02)	$(0.09)

Weighted average shares outstanding per common shares:
Basic weighted average common shares outstanding	13,907,436	2,674,530

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

American Clean Resources Group, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
	RESTATED	RESTATED	RESTATED	RESTATED	RESTATED
Balance, December 31, 2022	2,674,530	$2,675	$88,061,297	$(106,450,221)	$(18,386,249)
Net loss	-	-	-	(229,071)	(229,071)
Balance, March 31, 2023	2,674,530	$2,675	$88,061,297	$(106,679,292)	$(18,615,320)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
	RESTATED	RESTATED	RESTATED	RESTATED	RESTATED
Balance, December 31, 2023	13,907,436	$13,908	$103,144,615	$(107,621,387)	$(4,462,864)
Net loss	-	-	-	(292,274)	(292,274)
Balance, March 31, 2024	13,907,436	$13,908	$103,144,615	$(107,913,661)	$(4,755,138)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

American Clean Resources Group, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2024	2023
	RESTATED	RESTATED

Cash flows from operating activities:
Net loss	$(292,274)	$(229,071)
Adjustments to reconcile net loss to cash flows used in operating activities:
Amortization Expense	83,462	-
Changes in operating assets and liabilities:
Prepaid expenses	4,025	-
Accounts payable	70,522	39,501
Accounts payable – related party	(29,104)	-
Accrual for settlement of lawsuits	-	42,548
Accrued interest	83,978	74,527
Accrued interest – related parties	3,897	71,785
Net cash used in operating activities	(75,494)	(710)

Cash flows from financing activities:
Proceeds from convertible notes - related party	40,000	-
Net cash provided by financing activities	40,000	-

Net decrease in Cash	(35,494)	(710)
Cash, beginning of year	36,405	1,368
Cash, end of year	$911	$658

Noncash investing and financing activity:
Payments made by related party on behalf of the Company	21,211	34,549

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

AMERICAN CLEAN RESOURCES GROUP, INC.

NOTES TO UNADUITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and as of March 31, 2024, had an accumulated deficit of $107,913,661. For the three months ended March 31, 2024, the Company sustained a net loss of $292,274. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date these financial statements were issued. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. The Company will continue to seek to raise additional funding through debt or equity financing during the next twelve months from the date of issuance of these financial statements. There is no guarantee the Company will be successful in achieving obtaining additional funding and may have to cease operations.

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

Revenue Recognition

As of March 31, 2024, we have recorded no revenues from custom permitted processing toll milling. If we achieve revenue generation, the Company plans to report such revenues consistent with ASC Topic 606 Revenues from Contracts with Customers. The Company recognizes revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Significant judgments are required in determining the transaction price and the timing of revenue recognition.

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

As of March 31, 2024 and December 31 2023, the Company convertible promissory note – related party was convertible into 211,961 and 149,954 shares of common stock respectively.

Recent Accounting Standards

On November 27, 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires incremental disclosures related to an entity’s reportable segments, effective for annual periods beginning after December 15, 2023. The Company plans to adopt ASU 2023-07 on December 31, 2024.

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

Restatement of Previously Issued Consolidated Financial Statements

During the third quarter of 2024, and prior to the filing of the Company’s Form 10-K/A for the year ended December 31, 2023, the Company determined that it was necessary to re-evaluate the Company’s accounting treatment for certain debt obligations. In accordance with Staff Accounting Bulletins No. 99 (SAB No. 99) Topic 1.M, “Materiality” and SAB No. 99 Topic 1.N “Considering the Effects of Misstatements when Quantifying Misstatements in the Current Year Financial Statements,” the Company assessed the materiality of these errors to its previously issued consolidated financial statements. Based upon the Company’s evaluation of both quantitative and qualitative factors, the Company concluded the errors were material to the Company’s previously issued consolidated financial statements for the fiscal years ended December 31, 2023 and 2022. Accordingly, the Company intends to file its Restated Consolidated Financial Statements for the fiscal years ended December 31, 2023 and 2022. Additionally, the Company has restated its previously filed unaudited interim condensed consolidated financial statements for the periods ended March 31, 2023, June 30, 2023, and September 30, 2023. These restated interim financial statements are included within this Form 10-K. See Note 9 for further information regarding the nature of the errors. and the impact of the restatements

3. Mineral rights

The Company is preparing the Tonopah property site for the construction of a permitted custom processing toll milling facility including grading the land, installing fencing, and working with contractors for our planned 21,875 square foot building and servicing and drilling various wells for our future operations.

The Company has continued to assess the realizability of its Mineral rights. Based on an assessment the Company conducted during 2023, the Company decided the combined carrying value of its land, mineral rights, and water rights of $3,883,524 was fairly stated and not exposed to impairment.

4. Developed Technology

On September 13, 2023, the Company executed an agreement to acquire a 100% interest in SWIS, L.L.C. (“SWIS”). The Company issued 1,500,000 shares of restricted common stock to SWIS's former owner, Launch IT, LLC, and assumed certain liabilities in exchange for 100% interest in SWIS. Upon the executed agreement, Launch IT, LLC became a significant owner of the Company’s common stock and, as of March 31, 2024, owns 10% of the Company’s restricted common stock.

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

During the three months ended March 31, 2024 and 2023, the Company recorded total amortization expense of $83,462 and $0, respectively. Amortization expense is included in general and administrative expenses in the consolidated statements of operations.

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

On August 2, 2023, GPR converted $5,250,000 of LOC principal into 5,000,000 shares of restricted common stock. On August 15, 2023, GPR converted the remaining $4,969,551 (principal and accrued interest) into 4,732,906 shares of restricted common stock, at the conversion price of $1.05 per share, as provided in the Third Amendment.

As of March 31, 2024 the outstanding balance under the LOC consisted of $217,513 in principal and $5,046 in accrued interest. As of December 31, 2023, the outstanding balance was $156,303 in principal and $1,149 in accrued interest.

During the three months ended March 31, 2024 and 2023, the Company recognized non-cash borrowings of $21,211 and $34,549, respectively, under the LOC. These amounts represent expenses paid directly by GPR on behalf of the Company and were recorded as increases to the LOC principal balance.

During the three months ended March 31, 2024, the Company had $40,000 proceeds from convertible notes - related party. The Company’s convertible note line of credit with GPR was increased by this same amount.

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

On August 2, 2023, and August 15, 2023, GPR converted a total of $10,219,551 of principal and accrued interest under the LOC into 10,244,230 shares of restricted common stock at a conversion price of $1.05 per share, pursuant to the terms of the Third Amendment. As a result of these conversions, GPR became the majority owner, holding approximately 73% of the Company’s outstanding common stock as of March 31, 2024.

During the three months ended March 31, 2024, the Company recorded:

●	$21,211 in non-cash borrowings for expenses paid directly by GPR, and

●	$40,000 in proceeds from convertible notes – related party.

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

Launch IT, LLC

On September 13, 2023, the Company acquired a 100% interest in SWIS, L.L.C. (“SWIS”) by assuming certain liabilities and issuing 1,500,000 shares of restricted common stock to its former owner, Launch IT, LLC. As a result of the transaction, Launch IT, LLC became a significant shareholder, holding over 10% of the Company’s outstanding common stock as of March 31, 2024.

In connection with the acquisition, the Company retained AJ Miller and Chris Laveson, both former owners of Launch IT, LLC, to continue supporting the SWIS business. AJ Miller is an officer and Chris Laveson is a manager of SWIS subsidiary following the acquisition and both hold 500,000 shares each of restricted common stock of the Company.

The following table summarizes the amounts related to these parties that were included in accounts payable – related party, expenses incurred, and cash paid during the periods ended March 31, 2024 and December 31, 2023:

As of and for the period ending March 31, 2024
Related Party	Included in Accounts Payable - Related Party	Expense incurred	Amount paid
Launch IT, LLC	$116,458	$-	$23,504
Gazellig LLC - AJ Miller	34,400	5,000	10,600
Chris Lavenson	40,000	5,000	5,000
	$190,858	$10,000	$39,104

As of and for the Year Ending December 31, 2023
Related Party	Included in Accounts Payable - Related Party	Expense incurred	Amount paid
Launch IT, LLC	$139,962	$7,232	$-
Gazellig LLC - AJ Miller	40,000	40,000	-
Chris Lavenson	40,000	40,000	-
	$219,962	$87,232	$-

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

Common Stock

As of March 31, 2024 and December 31, 2023, the Company is authorized to issue 500,000,000 shares of common stock at a par value of $0.001 per share.

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

Common Stock Issuances

The following table summarizes the Company’s issuances of common stock during the three months ended March 31, 2024:

Date	Shares Issued	Purpose	Fair Value per Share		Total Value
8/2/2023	5,000,000	Debt conversion (LOC)	$1.05	(1)	$5,250,000
8/15/2023	4,732,906	Debt conversion (LOC)	$1.05	(1)	$4,969,551
9/13/2023	1,500,000	Acquisition of SWIS, LLC	$3.25	(2)	$4,875,000

9)	Fair Value Basis: The fair value per share was determined based on the closing market price on the date of issuance or the agreed-upon conversion price under the applicable agreement.

10)	Discounted Valuation: The fair value per share for the SWIS acquisition was determined using a 35% liquidity discount from the $5.00 market price as of the acquisition date.

All issuances were accounted for in accordance with ASC 505-10 (Equity) and ASC 718 (Compensation—Stock Compensation), as applicable. o gain or loss was recognized on the debt conversions, as the carrying amount of the debt equaled the fair value of the equity issued. Advisory Board compensation was recorded as general and administrative expense, with a corresponding credit to additional paid-in capital.

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

9. Restatement of Previously Issued Financial Statements

As described in Note 2 the Company determined that it was necessary to re-evaluate its accounting treatment for its debt obligations. The Company identified accrued interest calculations were performed incorrectly and borrowing on its related party promissory note with GPR included borrowings that weren’t related to the Company operations and should have not been included in the principal balance. Certain previously reported amounts within the financial statements did not mathematically reconcile (i.e., did not foot). These amounts are presented herein as originally reported in the previously issued financial statements for transparency and consistency. The restatement corrects these errors and reflects the appropriate adjustments. Below are the Company’s restated consolidated balance sheets, statement of operations, statement of stockholders’ deficit and statement of cash flows with the adjustments for the periods stated in the tables below.

AMERICAN RESOURCES CORPORATION

RESTATED BALANCE SHEET

Balance Sheet as of March 31, 2024	As Reported	Adjustment	As Restated
Assets
Current assets:
Cash	$9,311	$(8,400)	$911
Accounts receivable	5,000	(5,000)	-
Prepaid expenses	3,260	(511)	2,749
Total current assets	17,571	(13,911)	3,660

Mineral rights	3,883,524	-	3,883,524
Intangible asset, net	4,799,333	25,924	4,825,257
Total assets	$8,700,428	$12,013	$8,712,441

Liabilities, mezzanine, and stockholders’ deficit
Current liabilities:
Accrued liabilities	$3,925	$(3,925)	$-
Convertible promissory notes, related party	329,661	(112,148)	217,513
Accounts payable	1,294,442	(50,468)	1,243,974
Accounts payable – related party	80,000	110,858	190,858
Accrued interest	-	1,810,188	1,810,188
Accrued interest - related party	1,606,714	(1,601,668)	5,046
Total current liabilities	3,314,742	152,837	3,467,579

Commitments and contingencies (Note 9)

Preferred stock, 50,000,000 shares authorized:
Preferred stock, 50,000,000 shares authorized Series A, $.001 par value, 10,000,000 shares issued and outstanding at March 31,2024.	10,000,000	-	10,000,000

Stockholders’ deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized: 13,907,436 at March 31,2024.	14,419	(511)	13,908
Additional paid-in capital	103,680,994	(536,379)	103,144,615
Accumulated deficit	(108,110,489)	196,828	(107,913,661)
Total stockholders’ deficit	(4,415,076)	(340,062)	(4,755,138)
Total Liabilities, mezzanine and stockholders’ deficit	$8,899,666	$(187,225)	$8,712,441

AMERICAN RESOURCES CORPORATION

RESTATED STATEMENT OF OPERATIONS

Statement of operations for the three months ended March 31, 2024	As Reported	Adjustment	As Restated
Operating expenses:
General and administrative expenses	$128,608	$82,890	$211,498
Amortization expense	89,429	(89,429)	-
Total operating expenses	218,037	(6,539)	211,498
Loss from operations	(218,037)	6,539	(211,498)

Other income (expense):
Other income	5,601	1,498	7,099
Interest expense	(77,896)	(9,979)	(87,875)
Total other expense, net	(71,694)	(9,082)	(80,776)

Loss before income tax provision	(289,731)	(2,543)	(292,274)

Income tax provision	-	-	-
Net loss	$(289,731)	$(2,543)	$(292,274)

Basic net loss per common share	$(0.02)	$0.00	$(0.02)

Basic weighted average common shares outstanding	14,418,760	(511,324)	13,907,436

	As Reported Common Stock		As Restated Common Stock	As Reported Common Stock		As Restated Common Stock	As Reported Additional Paid-in		As Restated Additional Paid-in	As Reported Accumulated		As Restated Accumulated	As Reported		As Restated
	Shares	Adjustments	Shares	Amount	Adjustments	Amount	Capital	Adjustments	Capital	Deficit	Adjustments	Deficit	Total	Adjustments	Total
Balance, December 31, 2023	14,418,760	(511,324)	13,907,436	$14,419	$(511)	$13,908	$103,680,994	$(536,379)	$103,144,615	$(107,939,395)	$318,008	$(107,621,387)	$(4,243,982)	$(218,882)	$(4,462,864)
Net Loss	-	-	-	-	-	-	-	-	-	(289,731)	(2,543)	(292,274)	(289,731)	(2,543)	(292,274)
Balance, March 31, 2024	14,418,760	(511,324)	13,907,436	$14,419	$(511)	$13,908	$103,680,994	$(536,379)	$103,144,615	$(108,229,126)	$315,465	$(107,913,661)	$(4,533,713)	$(221,425)	$(4,755,138)

AMERICAN RESOURCES CORPORATION

RESTATED CASH FLOW STATEMENT

Statement of Cash flows for the three months ended March 31, 2024	As Reported	Adjustment	As Restated
Cash flows used in operating activities:
Net loss	$(289,731)	$(2,543)	$(292,274)
Adjustments to reconcile net loss to cash flows used in operating activities:
Amortization expense	89,429	(5,967)	83,462
Expenses paid directly by related party	138,430	(138,430)	-
Changes in operating assets and liabilities:
Prepaid expenses	(5,000)	9,025	4,025
Accounts payable	(3,120)	73,642	70,522
Accounts payable – related party	(38,171)	9,067	(29,104)
Accrual for settlement of lawsuits	77,896	(77,896)	-
Accrued interest	-	83,978	83,978
Accrued interest – related parties	3,925	(28)	3,897
Net cash used in operating activities	(26,943)	(48,551)	(75,494)

Cash flows provided by financing activities:
Proceeds from convertible notes - related party	-	40,000	40,000
Net cash provided by financing activities	-	40,000	40,000

Net (decrease in cash
Cash, beginning of year	(26,943)	(8,551)	(35,494)
Cash, end of year	36,254	151	36,405
	$9,912	$(8,400)	$911
Noncash investing and financing activity:
Payments made by related party on behalf of the Company	$-	$21,211	$21,211

AMERICAN RESOURCES CORPORATION

RESTATED BALANCE SHEETS

Balance Sheet as of December 31, 2023	As Reported	Adjustment	As Restated
Assets
Current assets:
Cash	$36,254	$151	$36,405
Prepaid expenses	140	6,634	6,774
Total current assets	36,394	6,785	43,179

Mineral rights	3,883,524	-	3,883,524
Intangible asset, net	4,888,762	19,957	4,908,719
Total assets	$8,808,680	$26,742	$8,835,422

Liabilities, mezzanine, and stockholders’ deficit
Current liabilities:
Convertible promissory notes, related party	$191,231	$(34,929)	$156,302
Accrual for settlement of lawsuits	-	-	-
Accounts payable	1,332,612	(137,949)	1,194,663
Accounts payable – related party	80,000	139,962	219,962
Accrued interest	1,511,434	214,776	1,726,210
Accrued interest - related party	17,384	(16,235)	1,149
Total current liabilities	3,132,661	165,625	3,298,286

Commitments and contingencies (Note 9)

Preferred stock, 50,000,000 shares authorized:
Preferred stock, 50,000,000 shares authorized Series A, $.001 par value, 10,000,000 shares issued and outstanding as of December 31, 2023	10,000,000	-	10,000,000

Stockholders’ deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized: 14,418,760 issued and outstanding as of December 31, 2023	14,419	(511)	13,908
Additional paid-in capital	103,680,994	(536,379)	103,144,615
Accumulated deficit	(107,939,395)	318,008	(107,621,387)
Total stockholders’ deficit	(4,243,982)	(218,882)	(4,462,864)
Total Liabilities, mezzanine and stockholders’ deficit	$8,888,679	$(53,257)	$8,835,422

AMERICAN RESOURCES CORPORATION

RESTATED STATEMENT OF OPERATIONS

Statement of operations for the three months ended March 31, 2023	As Reported	Adjustment	As Restated
Operating expenses:
General and administrative expenses	$42,119	$191	$42,310
Total operating expenses	42,119	191	42,310
Loss from operations	(42,119)	(191)	(42,310)

Other income (expense):
Other income	2,099	-	2,099
Gain on the settlement of accounts payable	57,572	(57,572)	-
Interest expense	(212,909)	24,049	(188,860)
Total other expense, net	(153,238)	(33,523)	(186,761)

Loss before income tax provision	(195,357)	(33,714)	(229,071)

Income tax provision	-	-	-
Net loss	$(195,357)	$(33,714)	$(229,071)

Basic net loss per common share	$(0.07)	$(0.01)	$(0.09)

Basic weighted average common shares outstanding	2,674,530	-	2,674,530

	As Reported Common Stock		As Restated Common Stock	As Reported Common Stock		As Restated Common Stock	As Reported Additional Paid-in		As Restated Additional Paid-in	As Reported Accumulated		As Restated Accumulated	As Reported		As Restated
	Shares	Adjustments	Shares	Amount	Adjustments	Amount	Capital	Adjustments	Capital	Deficit	Adjustments	Deficit	Total	Adjustments	Total
Balance, December 31, 2022	2,674,530	-	2,674,530	$2,674	$1	$2,675	$88,061,298	$(1)	$88,061,297	$(106,530,496)	$80,275	$(106,450,221)	$(18,466,524)	$80,275	$(18,386,249)
Net Loss	-	-	-	-	-	-	-	-	-	(195,357)	(33,714)	(229,071)	(195,357)	(33,714)	(229,071)
Balance, March 31, 2023	2,674,530	-	2,674,530	$2,674	$1	$2,675	$88,061,298	$(1)	$88,061,297	$(106,725,853)	$46,561	$(106,679,292)	$(18,661,881)	$46,561	$(18,615,320)

AMERICAN RESOURCES CORPORATION

RESTATED CASH FLOW STATEMENT

Statement of Cash flows for the three months ended March 31, 2023	As Reported	Adjustment	As Restated
Cash flows used in operating activities:
Net loss	$(195,357)	$(33,714)	$(229,071)
Adjustments to reconcile net loss to cash flows used in operating activities:
Gain on derecognition of certain accounts payable	(57,572)	57,572	-
Expenses paid directly by related party	39,426	(39,426)	-
Changes in operating assets and liabilities:
Accounts payable		39,501	39,501
Accrual for settlement of lawsuits	-	42,548	42,548
Accrued interest	170,361	(95,834)	74,527
Accrued interest – related parties	42,549	29,236	71,785
Net cash used in operating activities	(593)	(117)	(710)

Net (decrease in cash	(593)	(117)	(710)
Cash, beginning of year	1,251	117	1,368
Cash, end of year	$658	$-	$658

Non-Cash Investing and Financing:
Payments made by related party on behalf of the Company	$-	$34,549	$34,549

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

American Clean Resources Group, Inc.

Restated Consolidated Balance Sheets

	For Year Ended December 31,
	2023	2022
	RESTATED	RESTATED
Assets
Current assets:
Cash	$36,405	$1,368
Prepaid expenses	6,774	-
Total current assets	43,179	1,368

Mineral rights	3,883,524	3,883,524
Intangible asset, net	4,908,719	-
Total assets	$8,835,422	$3,884,892

Liabilities and stockholders' deficit
Current liabilities:
Senior secured convertible promissory note payable, related party	-	2,229,187
Promissory notes payable - related party	-	577,500
Convertible promissory notes, related party	156,302	1,103,961
Accrual for settlement of lawsuits	-	3,660,188
Accounts payable	1,194,663	1,132,614
Accounts payable – related party	219,962	-
Accrued interest	1,726,210	1,414,280
Accrued interest - related party	1,149	2,153,411
Total current liabilities	3,298,286	12,271,141

Commitments and contingencies (Note 8)

Preferred stock, 50,000,000 shares authorized Series A, $.001 par value, 10,000,000 shares issued and outstanding as of December 31, 2023 and 2022, respectively.	10,000,000	10,000,000

Stockholders’ deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized: 13,907,436 and 2,674,530 issued and outstanding as of December 31, 2023 and 2022, respectively	13,908	2,675
Additional paid-in capital	103,144,615	88,061,297
Accumulated deficit	(107,621,387)	(106,450,221)
Total stockholders’ deficit	$(4,462,864)	$(18,386,249)
Total liabilities and stockholders’ deficit	$8,835,422	$3,884,892

The accompanying footnotes are an integral part of these consolidated financial statements.

American Clean Resources Group, Inc.

Restated Consolidated Statements of Operations

	For Year Ended December 31,
	2023	2022
	RESTATED	RESTATED
Operating expenses:
General and administrative expenses	$487,357	$157,441
Total operating expenses	487,357	157,441

Loss from operations	(487,357)	(157,441)

Other income (expense):
Other income	8,395	8,395
Gain on the settlement of accounts payable	-	15,138
Interest expense	(692,204)	(771,248)
Total other expense, net	(683,809)	(747,715)

Loss before income tax provision	(1,171,166)	(905,156)

Income tax provision	-	-

Net loss	$(1,171,166)	$(905,156)

Net loss per common shares:
Basic net loss per common share	$(0.17)	$(0.34)

Weighted average shares outstanding per common shares:
Basic weighted average common shares outstanding	6,978,201	2,674,530

The accompanying footnotes are an integral part of these consolidated financial statements.

American Clean Resources Group, Inc.

Restated Consolidated Statements of Change in Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
	RESTATED	RESTATED	RESTATED	RESTATED	RESTATED
Balance, December 31, 2021	2,674,530	$2,675	$88,061,297	$(105,545,065)	$(17,481,093)
Net loss	-	-	-	(905,156)	(905,156)
Balance, December 31, 2022	2,674,530	2,675	88,061,297	(106,450,221)	(18,386,249)
Issuance of stock for acquisition	1,500,000	1,500	4,873,500	-	4,875,000
Issuance of common stock for conversion of debt and interest	9,732,906	9,733	10,209,818	-	10,219,551
Net loss	-	-	-	(1,171,166)	(1,171,166)
Balance, December 31, 2023	13,907,436	$13,908	$103,144,615	$(107,621,387)	$(4,462,864)

The accompanying footnotes are an integral part of these consolidated financial statements.

American Clean Resources Group, Inc.

Restated Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2023	2022
	RESTATED	RESTATED

Cash flows from operating activities:
Net loss	$(1,171,166)	$(905,156)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Gain on derecognition of certain accounts payable	-	(15,137)
Amortization Expense	99,011	-
Changes in operating assets and liabilities:
Prepaid expenses	(6,774)	-
Accounts payable	334,530	148,051
Accounts payable – related party	87,232	-
Accrual for settlement of lawsuits	77,060	172,557
Accrued interest	311,930	276,822
Accrued interest – related parties	303,214	321,868
Net cash provided by (used in) operating activities	35,037	(995)

Net increase (decrease) in Cash	35,037	(995)
Cash, beginning of year	1,368	2,363
Cash, end of year	$36,405	$1,368

Noncash investing and financing activity:
Payments made by related party on behalf of the Company	$272,481	$148,051
Issuance of common stock for conversion of convertible promissory note payable - related party	$10,219,551	$-
Issuance of common stock for purchase of intangible asset	$5,007,730	$-

The accompanying footnotes are an integral part of these consolidated financial statements.

AMERICAN CLEAN RESOURCES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and as of December 31, 2023, had an accumulated deficit of $107,621,387. For the year ended December 31, 2023, the Company sustained a net loss of $1,171,166. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date these financial statements were issued. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. The Company will continue to seek to raise additional funding through debt or equity financing during the next twelve months from the date of issuance of these financial statements. There is no guarantee the Company will be successful in achieving obtaining additional funding and may have to cease operations.

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

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one operating segment, which is mining gold and silver from their Tonopah property. The Company’s Chief Executive Officer and Chairwoman of the Board of Directors, Tawana Bain, serves as the Chief Operating Decision Maker (CODM). The CODM evaluates performance and makes operating decisions about allocating resources based on net loss or income and cash balances presented in the accompanying statement of operations and balance sheet, respectively. The measure of segment assets is reported on the balance sheets and income statements such as cash and net loss or income, respectively. All material long-lived assets are in the United States.

Related Party Transaction

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. The Company conducts business with its related parties in the ordinary course of business.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

Cash

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include bank demand deposits, marketable securities with maturities of three months or less at purchase, and money market funds that invest primarily in certificates of deposits, commercial paper and U.S. government and U.S. government agency obligations. Cash equivalents are reported at fair value. The Company had no cash equivalents as of December 31, 2023 and 2022.

Mineral Rights

The Company capitalizes acquisition costs until the Company determines the economic viability of the property. The Company has not established proven or probable reserves for any of its projects. The Company reviews the carrying value of our mineral rights and properties for impairment, including mineral rights upon the occurrence of events or changes in circumstances that indicate the related carrying amounts may not be recoverable. Our estimate of precious metal prices, mineralized materials, operating capital, and reclamation costs are subject to risks and uncertainties affecting the recoverability of our investment in all of our properties. Although the Company has made our best, most current estimate of these factors, it is possible that near term changes could adversely affect estimated net cash flows from our properties and mineral claims, and possibly require future asset impairment write-downs. Where estimates of future net operating cash flows are not available and where other conditions suggest impairment, the Company assesses recoverability of carrying value from other means, including net cash flows generated by the sale of the asset.

Intangible Assets

Intangible assets consist of developed technology acquired in the SWIS acquisition. The Company amortizes its developed technology over its useful life under the straight-line method. The useful life of the developed technology is calculated based on the number of years remaining on the patent. The SWIS developed technology has a remaining useful life of 14 years. The intangible asset is evaluated for impairment on an annual basis or more frequently whenever events or circumstances occur indicating that the carrying amount may not be recoverable.

Redeemable Series A Preferred Stock

The Company applies the guidance in ASC 480 to determine the classification and measurement of preferred stock. Preferred stock that is mandatorily redeemable is classified as a liability and measured in accordance with ASC 480. Preferred stock that is conditionally redeemable, including instruments with redemption features that are either at the option of the holder or contingent upon events outside the Company’s control, is classified as mezzanine equity in accordance with ASC 480-10-S99. All other preferred stock is classified in stockholders’ equity. Mezzanine equity is initially recorded at its original issuance price. It is subsequently measured at its redemption value when the instrument becomes currently redeemable or when it becomes probable that it will be redeemed. As the Series A Preferred Stock includes redemption features that are outside the Company’s control, it is classified as mezzanine equity and is currently recorded at its original issuance price, as the instrument is not currently redeemable and redemption is not considered probable.

Revenue Recognition

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

Stock-Based Compensation

The stock-based payments are accounted for in accordance with the provisions of ASC 718, Compensation — Stock Compensation. The Company measures the estimated fair value of the stock-based award on the date of grant using the Black-Scholes-Merton option pricing model (“Black-Scholes Model”) and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the vesting period in determining the fair value of stock-based awards. The expected term is based on the “simplified method”, due to the Company’s limited stock award history. Under this method, the term is estimated using the weighted average of the service vesting period and contractual term of the option award. As the Company Class A common stock has a limited history in the public markets, the Company has identified several public entities of similar size, complexities and industry and calculates historical volatility based on the volatilities of these companies. Although the Company believes its assumptions used to calculate stock-based compensation expenses are reasonable, these assumptions can involve complex judgments about future events, which are open to interpretation and inherent uncertainty. In addition, significant changes to our assumptions could significantly impact the amount of expense recorded in a given period. The Company accounts for forfeitures in the period in which they occur, rather than estimate expected forfeitures.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. Cash and cash equivalents of the Company are exposed to credit risk, subject to federal deposit insurance, in the event of default by the financial institutions holding its cash and cash equivalents to the extent of amounts recorded on the balance sheet. The cash accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2023 and 2022, the Company’s cash balance did not exceed the FDIC insured limit.

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

Loss Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pended against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

Income Taxes

The Company and its U.S. subsidiaries file a consolidated federal income tax return and is taxed as a C-Corporation, whereby it is subject to federal and state income taxes. The Company accounts for income taxes in accordance with ASC 740, “Income Taxes”. ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and established for all the entities a minimum threshold for financial statement recognition of the benefit of tax positions and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax basis of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all the deferred tax assets will not be realized. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

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

As of December 31, 2023 and 2022, the Company convertible promissory note – related party was convertible into 149,954 and 772,595 shares of common stock respectively.

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

The FASB and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2023. Management has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

Restatement of Previously Issued Consolidated Financial Statements

During the third quarter of 2024, and prior to the filing of the Company’s Form 10-K/A for the year ended December 31, 2023, the Company determined that it was necessary to re-evaluate the Company’s accounting treatment for certain debt obligations. In accordance with Staff Accounting Bulletins No. 99 (SAB No. 99) Topic 1.M, “Materiality” and SAB No. 99 Topic 1.N “Considering the Effects of Misstatements when Quantifying Misstatements in the Current Year Financial Statements,” the Company assessed the materiality of these errors to its previously issued consolidated financial statements. Based upon the Company’s evaluation of both quantitative and qualitative factors, the Company concluded the errors were material to the Company’s previously issued consolidated financial statements for the fiscal years ended December 31, 2023 and 2022. Accordingly, this Form 10-K presents the Company’s Restated Consolidated Financial Statements for the fiscal years ended December 31, 2023 and 2022. Additionally, the Company has restated its previously filed unaudited interim condensed consolidated financial statements for the periods ended March 31, 2023, June 30, 2023 and September 30, 2023 contained within this Form 10-K. See Note 11 for further information and the unaudited interim condensed consolidated financial statements contained within this From 10-K.

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

4. Developed Technology

On September 13, 2023, the Company executed an agreement to acquire a 100% interest in SWIS, L.L.C. (“SWIS”). The Company issued 1,500,000 shares of restricted common stock to SWIS's former owner, Launch IT, LLC, in exchange for 100% interest in SWIS. Upon the executed agreement, Launch IT, LLC became a significant owner of ACRG common stock and, as of December 31, 2023, owns 10% of ACRG restricted common stock.

The Company determined the acquisition to be an asset acquisition under ASC 805, Business Combinations, as all of the fair value of the gross assets acquired was concentrated in a single identifiable asset, the developed technology and exclusive license. The developed technology and exclusive license is a definite-lived intangible asset and is being amortized over the life of the patent life.

The total purchase consideration for the acquisition of SWIS was $5,007,730, which includes the issuance of restricted common stock valued at $4,875,000 and reimbursement of expenses totaling $132,730. The consideration paid is recorded on ACRG books as Developed Technology and Patent Rights, with a useful life of 14 years (150 months from the acquisition date of September 13, 2023). The monthly amortization of the Developed Technology and Patent Rights is $27,821.

During the years ended December 31, 2023 and 2022, the Company recorded total amortization expense of $99,011 and $0, respectively. Amortization expense is included in general and administrative expenses in the consolidated statements of operations.

5. Notes Payable

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

On January 5, 2023, the Company entered into a Second Amendment to the LOC (the “Second Amendment”) with GPR. The amendment significantly restructured the existing LOC agreement. Key terms of the Second Amendment included:

●	Increase in Borrowing Capacity: From $5.0 million to $35.0 million.

●	Extension of Maturity Date: To March 16, 2027.

●	Reduction in Conversion Price: From $1.65 to $1.05 per share, based on the trailing three-day market price.

●	Debt Consolidation: The following obligations, previously acquired by GPR, were formally consolidated into the LOC:

●	Tina Gregerson Promissory Note: $477,500 principal and $293,963 accrued interest.

●	Peter Krupp Promissory Note: $100,000 principal and $59,795 accrued interest.

●	Forbearance: GPR agreed to forbear from exercising rights under the loan documents, including foreclosure rights related to the Stephen Flechner Judgment and the Pure Path Capital Senior Secured Convertible Promissory Note, both of which had been previously purchased by GPR. The forbearance period extends through January 12, 2024.

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

On August 2, 2023, GPR converted $5,250,000 of LOC principal into 5,000,000 shares of restricted common stock. On August 15, 2023, GPR converted the remaining $4,969,551 (principal and accrued interest) into 4,732,906 shares of restricted common stock, at the conversion price of $1.05 per share, as provided in the Third Amendment.

As of December 31, 2023 the outstanding balance under the LOC consisted of $156,303 in principal and $1,149 in accrued interest. As of December 31, 2022, the outstanding balance was $1,103,961 in principal and $170,821 in accrued interest.

During the years ended December 31, 2023 and 2022, the Company recognized non-cash borrowings of $272,481 and $148,052, respectively, under the LOC. These amounts represent expenses paid directly by GPR on behalf of the Company and were recorded as increases to the LOC principal balance.

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

On August 2, 2023, and August 15, 2023, GPR converted a total of $10,219,551 of principal and accrued interest under the LOC into 10,244,230 shares of restricted common stock at a conversion price of $1.05 per share, pursuant to the terms of the Third Amendment. As a result of these conversions, GPR became the majority owner, holding approximately 73% of the Company’s outstanding common stock as of December 31, 2024.

During the year ended December 31, 2023, the Company recorded:

●	$272,482 in non-cash borrowings for expenses paid directly by GPR, and

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

Launch IT, LLC

On September 13, 2023, the Company acquired a 100% interest in SWIS, L.L.C. (“SWIS”) by assuming certain liabilities and issuing 1,500,000 shares of restricted common stock to its former owner, Launch IT, LLC. As a result of the transaction, Launch IT, LLC became a significant shareholder, holding over 10% of the Company’s outstanding common stock as of December 31, 2023.

In connection with the acquisition, the Company retained AJ Miller and Chris Laveson, both former owners of Launch IT, LLC, to continue supporting the SWIS business. AJ Miller is an officer and Chris Laveson is a manager of SWIS subsidiary following the acquisition and both hold 500,000 shares each of restricted common stock of the Company.

The following table summarizes the amounts related to these parties that were included in accounts payable – related party, expenses incurred, and cash paid during the year ended December 31, 2023:

As of and for the Year Ending December 31, 2023
Related Party	Included in Accounts Payable - Related Party	Expense incurred	Amount paid
Launch IT, LLC	$139,962	$7,232	$-
Gazellig LLC - AJ Miller	40,000	40,000	-
Chris Lavenson	40,000	40,000	-
	$219,962	$87,232	$-

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

Common Stock

As of December 31, 2023 and 2022, the Company is authorized to issue 500,000,000 shares of common stock at a par value of $0.001 per share.

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

Common Stock Issuances

The following table summarizes the Company’s issuances of common stock during the year ended December 31, 2023:

Date	Shares Issued	Purpose	Fair Value per Share		Total Value
8/2/2023	5,000,000	Debt conversion (LOC)	$1.05	(1)	$5,250,000
8/15/2023	4,732,906	Debt conversion (LOC)	$1.05	(1)	$4,969,551
9/13/2023	1,500,000	Acquisition of SWIS, LLC	$3.25	(2)	$4,875,000

11)	Fair Value Basis: The fair value per share was determined based on the closing market price on the date of issuance or the agreed-upon conversion price under the applicable agreement.

12)	Discounted Valuation: The fair value per share for the SWIS acquisition was determined using a 35% liquidity discount from the $5.00 market price as of the acquisition date.

All issuances were accounted for in accordance with ASC 505-10 (Equity) and ASC 718 (Compensation—Stock Compensation), as applicable. o gain or loss was recognized on the debt conversions, as the carrying amount of the debt equaled the fair value of the equity issued. Advisory Board compensation was recorded as general and administrative expense, with a corresponding credit to additional paid-in capital.

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

9. Income Taxes

There was no income tax expense reflected in the results of operations for the years ended December 31, 2023 and 2022 because the Company carried forward net losses for tax purposes.

As of December 31, 2023, the Company had federal net operating loss carry forwards of $38,476,000 and state net operating loss carryforwards of $0 which may be used to offset future taxable income. Approximately $326,000 of federal and $245,000 of state NOL's will begin to expire in 2036, while $38,476,000 of federal NOL's and $0 of state NOL's will not expire but may be limited to 80% of taxable income.

The tax effects of temporary differences which give rise to deferred tax assets (liabilities) are summarized as follows:

	2023	2022
Deferred tax assets:
Net operating loss carryforward and other tax attributes	$7,327,752	$1,054,835
Stock based compensation	-	55,580
Operating lease assets	-	18,081
Capitalize research and development costs	-	1,449
Accrual to cash conversion	9,067,276	(91,532)
Depreciation and amortization	-	(149,043)
Total deferred tax asset	16,395,028	889,370
Valuation allowance	(16,395,028)	(889,370)
	$-	$-

For the year ended December 31, 2023, the net decrease in valuation allowance was $214,000

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

Reconciliation of the statutory federal income tax to the Company's effective tax:

	2023	2022
Statutory federal tax rate	21.0%	21.0%
State tax, net of federal benefit	-%	2.49%
NOL adjustment	(2.73)%	(3.41)%
Other	-%	0.4%
Valuation allowance	(18.27)%	(20.48)%
Provision for income taxes	-%	-%

Internal Revenue Code Section 382 limits the ability to utilize net operating losses if a 50% change in ownership occurs over a three-year period. Such limitation of the net operating losses may have occurred, but we have not analyzed it at this time as the deferred tax asset is fully reserved.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of December 31, 2024, the Company had no unrecognized tax benefits. There were no changes in the Company’s unrecognized tax benefits during the year ended December 31, 2024. The Company did not recognize any interest or penalties during 2024 related to unrecognized tax benefits.

Tax years 2020 through 2023 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which the Company is subject.

10. Segment Information

The Company views its operations and manages its business in one reportable segment, which is mining gold and silver from their Tonopah property.

The Company's Chief Executive Officer and Chairwoman of the Board of Directors, Tawana Bain, serves as the Chief Operating Decision Maker ("CODM"). The CODM evaluates performance and makes operating decisions about allocating resources based on net loss or income and cash balances presented in the accompanying statement of operations and balance sheet, respectively.

The measure of segment assets is reported on the balance sheets and income statements such as cash and net loss or income, respectively. All material long-lived assets are in the United States.

11. Restatement of Previously Issued Financial Statements

As described in Note 2 the Company determined that it was necessary to re-evaluate its accounting treatment for its debt obligations. The Company identified accrued interest calculations were performed incorrectly and borrowing on its related party promissory note with GPR included borrowings that weren’t related to the Company operations and should have not been included in the pri ncipal balance. Certain previously reported amounts within the financial statements did not mathematically reconcile (i.e., did not foot). These amounts are presented herein as originally reported in the previously issued financial statements for transparency and consistency. The restatement corrects these errors and reflects the appropriate adjustments.Below are the Company’s restated consolidated balance sheets, statement of operations, statement of stockholders’ deficit and statement of cash flows with the adjustments for the periods stated in the tables below.

AMERICAN RESOURCES CORPORATION

RESTATED BALANCE SHEETS

Balance Sheet as of December 31, 2023	As Reported	Adjustment	As Restated
Current assets:
Cash	$36,254	$151	$36,405
Prepaid expenses	140	6,634	6,774
Total current assets	36,394	6,785	43,179

Mineral rights	3,883,524	-	3,883,524
Intangible asset, net	4,888,762	19,957	4,908,719
Total assets	$8,808,680	$26,742	$8,835,422

Liabilities, Mezzanine, and Stockholders’ Deficit
Current liabilities:
Convertible promissory notes, related party	$191,231	$(34,929)	$156,302
Accrual for settlement of lawsuits	-	-	-
Accounts payable	1,332,612	(137,949)	1,194,663
Accounts payable – related party	80,000	139,962	219,962
Accrued interest	-	1,726,210	1,726,210
Accrued interest - related party	1,528,818	(1,527,669)	1,149
Total current liabilities	3,132,661	165,625	3,298,286

Commitments and contingencies (Note 8)

Preferred stock, 50,000,000 shares authorized:
Preferred stock, 50,000,000 shares authorized Series A, $.001 par value, 10,000,000 shares issued and outstanding at December 31, 2023.	10,000,000	-	10,000,000

Stockholders’ deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized: 14,418,760 issued and outstanding at December 31, 2023.	14,419	(511)	13,908
Additional paid-in capital	103,680,994	(536,379)	103,144,615
Accumulated deficit	(107,939,395)	318,008	(107,621,387)
Total stockholders’ deficit	(4,243,982)	(218,882)	(4,462,864)
Total Liabilities, mezzanine and stockholders’ deficit	$8,888,679	$(53,257)	$8,835,422

AMERICAN RESOURCES CORPORATION

RESTATED INCOME STATEMENT

Income Sheet as of December 31, 2023	As Reported	Adjustment	As Restated
Operating expenses:
General and administrative expenses	$593,993	$(106,636)	$487,357
Amortization expense	119,238	(119,238)	-
Total operating expenses	713,231	(225,874)	487,357
Loss from operations	(713,231)	225,874	(487,357)

Other income (expense):
Other income	8,395	-	8,395
Gain on the settlement of accounts payable	57,571	(57,571)	-
Interest expense	(761,634)	69,430	(692,204)
Total other income expense, net	(695,668)	11,859	(683,809)

Loss before income tax provision	(1,408,899)	237,733	(1,171,166)

Income tax provision	-	-	-
Net loss	$(1,289,661)	$118,495	$(1,171,166)

Basic net loss per common share	$(0.23)	$0.06	$(0.17)

Basic weighted average common shares outstanding	6,033,469	944,732	6,978,201

	As Reported Common Stock		As Restated Common Stock	As Reported Common Stock		As Restated Common Stock	As Reported Additional Paid-in		As Restated Additional Paid-in	As Reported Accumulated		As Restated Accumulated	As Reported		As Restated
	Shares	Adjustments	Shares	Amount	Adjustments	Amount	Capital	Adjustments	Capital	Deficit	Adjustments	Deficit	Total	Adjustments	Total
Balance, December 31, 2022	2,674,530	-	2,674,530	$2,674	$1	$2,675	$88,061,298	$(1)	$88,061,297	$(106,530,496)	$80,275	$(106,450,221)	$(18,466,524)	$80,275	$(18,386,249)
Issuance of stock for acquisition	1,500,000	-	1,500,000	1,500	-	1,500	4,873,500	-	4,873,500	-	-	-	4,875,000	-	4,875,000
Issuance of common stock for conversion of debt and interest	10,244,230	(511,324.00)	9,732,906	10,245	(512)	9,733	10,746,196	(536,378)	10,209,818	-	-	-	10,756,441	(536,890)	10,219,551
Net loss	-	-	-	-	-	-	-	-	-	(1,408,899)	237,733	(1,171,166)	(1,408,899)	237,733	(1,171,166)
Balance, December 31, 2023	14,418,760	(511,324)	13,907,436	$14,419	$(511)	$13,908	$103,680,994	$(536,379)	$103,144,615	$(107,939,395)	$318,008	$(107,621,387)	$(4,243,982)	$(218,882)	$(4,462,864)

AMERICAN RESOURCES CORPORATION

RESTATED CASH FLOW STATEMENT

Statement of Cash flows for the year ended December 31, 2023	As Reported	Adjustment	As Restated
Cash flows used in operating activities:
Net loss	$(1,408,899)	$237,733	$(1,171,166)
Adjustments to reconcile net loss to cash flows used in operating activities:
Amortization expense	119,238	(20,227)	99,011
Gain on derecognition of certain accounts payable	(57,571)	57,571	-
Expenses paid directly by related party	496,173	(496,173)	-
Changes in operating assets and liabilities:
Prepaid expenses	(140)	(6,634)	(6,774)
Accounts payable	(88,161)	422,691	334,530
Accounts payable – related party	170,186	(82,954)	87,232
Accrual for settlement of lawsuits	42,549	34,511	77,060
Accrued interest	-	311,930	311,930
Accrued interest – related parties	761,628	(458,414)	303,214
Net cash used in operating activities	35,003	34	35,037

Net (decrease in cash	35,003	34	35,037
Cash, beginning of year	1,251	117	1,368
Cash, end of year	$36,254	$151	$36,405

Noncash investing and financing activity:
Payments made by related party on behalf of the Company	$-	$272,481	$272,481
Issuance of common stock for conversion of convertible promissory note payable - related party	$10,756,441	$(536,890)	$10,219,551
Issuance of common stock for purchase of intangible asset	$4,875,000	$132,730	$5,007,730

AMERICAN RESOURCES CORPORATION

RESTATED BALANCE SHEETS

Balance Sheet as of December 31, 2022	As Reported	Adjustment	As Restated
Assets
Current assets:
Cash	$1,251	$117	$1,368
Total current assets	1,251	117	1,368

Mineral rights	3,883,524	-	3,883,524
Total assets	$3,884,775	$117	$3,884,892

Liabilities, Mezzanine, and Stockholders’ Deficit
Current liabilities:
Senior secured convertible promissory note payable, related party	$2,229,187	$-	$2,229,187
Promissory notes payable - related party	477,500	100,000	577,500
Convertible promissory notes, related party	1,299,527	(195,566)	1,103,961
Accrual for settlement of lawsuits	3,703,736	(43,548)	3,660,188
Accounts payable	1,132,614	-	1,132,614
Accrued interest	-	1,414,280	1,414,280
Accrued interest - related party	3,508,735	(1,355,324)	2,153,411
Total current liabilities	12,351,299	(80,158)	12,271,141

Commitments and contingencies (Note 8)

Preferred stock, 50,000,000 shares authorized:
Preferred stock, 50,000,000 shares authorized Series A, $.001 par value, 10,000,000 shares issued and outstanding at December 31, 2022.	10,000,000	-	10,000,000

Stockholders’ deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized: 2,674,530 issued and outstanding at December 31, 2022.	2,674	1	2,675
Additional paid-in capital	88,061,298	(1)	88,061,297
Accumulated deficit	(106,530,496)	80,275	(106,450,221)
Total stockholders’ deficit	(18,466,524)	80,275	(18,386,249)
Total Liabilities, mezzanine and stockholders’ deficit	$3,884,775	$117	$3,884,892

AMERICAN RESOURCES CORPORATION

RESTATED INCOME STATEMENT

Statement of operations for the year ended December 31, 2022	As Reported	Adjustment	As Restated
Operating expenses:
General and administrative expenses	$323,940	$(166,499)	$157,441
Total operating expenses	323,940	(166,499)	157,441
Loss from operations	(323,940)	166,499	(157,441)

Other income (expense):
Other income	8,396	(1)	8,395
Gain on the settlement of accounts payable	15,137	1	15,138
Interest expense	(752,233)	(19,015)	(771,248)
Total other expense, net	(728,700)	(19,015)	(747,715)

Loss before income tax provision	(1,052,640)	147,484	(905,156)

Income tax provision	-	-	-
Net loss	$(1,052,640)	$147,484	$(905,156)

Basic net loss per common share	$(0.39)	$0.06	$(0.34)

Basic weighted average common shares outstanding	2,674,530	-	2,674,530

	As Reported Common Stock		As Restated Common Stock	As Reported Common Stock		As Restated Common Stock	As Reported Additional Paid-in		As Restated Additional Paid-in	As Reported Accumulated		As Restated Accumulated	As Reported		As Restated
	Shares	Adjustments	Shares	Amount	Adjustments	Amount	Capital	Adjustments	Capital	Deficit	Adjustments	Deficit	Total	Adjustments	Total
Balance, December 31, 2020	2,674,530	-	2,674,530	$2,674	$1	$2,675	$88,061,298	$(1)	$88,061,297	$(104,350,402)	$(7,095)	$(104,357,497)	$(16,286,430)	$(7,095)	$(16,293,525)
Net loss	-	-	-	-	-	-	-	-	-	(1,127,454)	(60,114)	(1,187,568)	(1,127,454)	(60,114)	(1,187,568)
Balance, December 31, 2021	2,674,530	-	2,674,530	2,674	1	2,675	88,061,298	(1)	88,061,297	(105,477,856)	(67,209)	(105,545,065)	(17,413,884)	(67,209)	(17,481,093)
Net loss	-	-	-	-	-	-	-	-	-	(1,052,640)	147,484	(905,156)	(1,052,640)	147,484	(905,156)
Balance, December 31, 2022	2,674,530	-	2,674,530	$2,674	$1	$2,675	$88,061,298	$(1)	$88,061,297	$(106,530,496)	$80,275	$(106,450,221)	$(18,466,524)	$80,275	$(18,386,249)

AMERICAN RESOURCES CORPORATION

RESTATED CASH FLOW STATEMENT

Statement of Cash flows for the year ended December 31, 2022	As Reported	Adjustment	As Restated
Cash flows used in operating activities:
Net loss	$(1,052,640)	$147,484	$(905,156)
Adjustments to reconcile net loss to cash flows used in operating activities:
Gain on derecognition of certain accounts payable	(15,137)	-	(15,137)
Changes in operating assets and liabilities:
Accounts payable	-	148,051	148,051
Accrual for settlement of lawsuits	172,557	-	172,557
Accrued interest	-	276,822	276,822
Accrued interest – related parties	579,675	(257,807)	321,868
Net cash used in operating activities	(1,112)	117	(995)

Net (decrease in cash	(1,112)	117	(995)
Cash, beginning of year	2,363	-	2,363
Cash, end of year	$1,251	$117	$1,368

Noncash investing and financing activity:
Payments made by related party on behalf of the Company	$-	$148,051	$148,051

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