Form 10-Q
period 2025-09-30
American Clean Resources Group, Inc.
filed 2025-11-06
CIK 773717

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Nine Months Ended September 30, 2025

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

On November 5, 2025, there were 13,921,012 shares of common stock outstanding of the issuer’s common stock issued and outstanding (par value $0.001)

Documents Incorporated by Reference: None.

AMERICAN CLEAN RESOURCES GROUP, INC.

Quarterly Report on Form 10-Q

For the Nine Months Ended September 30, 2025

i

PART 1 – FINANCIAL STATEMENTS

Item 1. Financial Statements

American Clean Resources Group, Inc.

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash	$7,850	$719
Prepaid expenses	3,202	10,000
Total current assets	11,052	10,719

Mineral rights	3,883,524	3,883,524
Total assets	$3,894,576	$3,894,243

Liabilities and stockholders’ deficit
Convertible promissory notes - related party	$1,284,563	$425,588
Accounts payable	1,434,341	1,528,366
Accounts payable - related party	191,812	190,858
Accrued expenses	106,314	-
Accrued expenses - related party	13,000	-
Accrued interest	2,370,275	2,077,700
Accrued interest - related party	84,576	28,857
Total current liabilities	5,484,881	4,251,369

Commitments and contingencies (Note 8)

Preferred stock, 50,000,000 shares authorized Series A, $.001 par value, 10,000,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024	10,000,000	10,000,000

Stockholders’ deficit:

Common stock, $0.001 par value, 500,000,000 shares authorized: 13,921,012 and 13,912,237 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	13,921	13,912
Additional paid-in capital	103,206,845	103,182,899
Accumulated deficit	(114,811,071)	(113,553,937)
Total stockholders’ deficit	(11,590,305)	(10,357,126)
Total liabilities and stockholders’ deficit	$3,894,576	$3,894,243

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

American Clean Resources Group, Inc.

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating expenses:
General and administrative expenses	$377,181	$241,920	$916,082	$768,547
Total operating expenses	377,181	241,920	916,082	768,547

Loss from operations	(377,181)	(241,920)	(916,082)	(768,547)

Other income (expense):
Other income	2,414	2,098	7,241	11,296
Interest expense	(129,101)	(98,251)	(348,293)	(278,072)
Total other expense, net	(126,687)	(96,153)	(341,052)	(266,776)

Loss before income tax provision	(503,868)	(338,073)	(1,257,134)	(1,035,323)

Income tax provision	-	-	-	-

Net loss	$(503,868)	$(338,073)	$(1,257,134)	$(1,035,323)

Basic and diluted net loss per common share	$(0.04)	$(0.02)	$(0.09)	$(0.07)

Basic and diluted weighted average common shares outstanding	13,917,451	13,908,060	13,913,994	13,907,705

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

American Clean Resources Group, Inc.

Unaudited Condensed Consolidated Statements of Change in Stockholders’ Deficit

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	13,907,437	$13,908	$103,144,615	$(107,621,387)	$(4,462,864)
Net loss	-	-	-	(292,274)	(292,274)
Balance, March 31, 2024	13,907,437	13,908	103,144,615	(107,913,661)	(4,755,138)
Common Stock Issued for Services	300	-	1,950	-	1,950
Net loss	-	-	-	(404,976)	(404,976)
Balance, June 30, 2024	13,907,737	13,908	103,146,565	(108,318,637)	(5,158,164)
Common Stock Issued for Services	3,300	3	28,535	-	28,538
Net Loss	-	-	-	(338,073)	(338,073)
Balance, September 30, 2024	13,911,037	$13,911	$103,175,100	$(108,656,710)	$(5,467,699)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2024	13,912,237	$13,912	$103,182,899	$(113,553,937)	$(10,357,126)
Net loss	-	-	-	(397,641)	(397,641)
Balance, March 31, 2025	13,912,237	13,912	103,182,899	(113,951,578)	(10,754,767)
Net Loss	-	-	-	(355,625)	(355,625)
Balance, June 30, 2025	13,912,237	13,912	103,182,899	(114,307,203)	(11,110,392)
Common Stock Issued for Services	8,775	9	23,946	-	23,955
Net Loss	-	-	-	(503,868)	(503,868)
Balance, September 30, 2025	13,921,012	$13,921	$103,206,845	$(114,811,071)	$(11,590,305)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

American Clean Resources Group, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,257,134)	$(1,035,323)
Adjustments to reconcile net loss to cash flows used in operating activities:
Amortization expense	-	250,386
Common stock issued for services	23,955	30,488
Changes in operating assets and liabilities:
Prepaid expenses	6,798	(15,241)
Accounts payable	(94,025)	408,817
Accounts payable - related party	954	(29,104)
Accrued expenses	106,314	-
Accrued expenses - related party	13,000	-
Accrued interest	292,575	259,645
Accrued interest - related parties	55,719	18,426
Net cash used in operating activities	(851,844)	(111,906)

Cash flows from financing activities:
Proceeds from convertible notes - related party	858,975	77,100
Net cash provided by financing activities	858,975	77,100

Net increase (decrease) in Cash	7,131	(34,806)
Cash, beginning of period	719	36,405
Cash, end of period	$7,850	$1,599

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Noncash investing and financing activity:
Payments made by related party on behalf of the Company	$-	$134,862

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

AMERICAN CLEAN RESOURCES GROUP, INC.

NOTES TO UNADUITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and as of September 30, 2025, had an accumulated deficit of $114,811,071. For the nine months ended September 30, 2025, the Company sustained a net loss of $1,257,134. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date these financial statements were issued. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. The Company will continue to seek to raise additional funding through debt or equity financing during the next twelve months from the date of issuance of these financial statements. There is no guarantee the Company will be successful in achieving obtaining additional funding and may have to cease operations.

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

Revenue Recognition

As of September 30, 2025, we have recorded no revenues from custom permitted processing toll milling. If we achieve revenue generation, the Company plans to report such revenues consistent with ASC Topic 606 Revenues from Contracts with Customers. The Company recognizes revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Significant judgments are required in determining the transaction price and the timing of revenue recognition.

Lease Revenue Recognition

Lease income from the American Tower Lease Agreement is recognized on a straight-line basis over the lease term, including any renewal periods reasonably certain to be exercised, in accordance with ASC 842, Leases. The lease provides for fixed monthly payments of $400, with a 15% increase at the start of each renewal term. Variable lease payments, if any, are recognized in the period in which the obligation is incurred. For the nine months ended September 30, 2025 the Company recognized income related to the agreement of $7,241.

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

Correction of Immaterial Error

During the third quarter of 2025, the Company identified immaterial missed share activity related to Q1 and Q2 2025. The error did not materially affect previously issued financial statements and has been corrected in the current quarter. The correction had no material impact on net income, earnings per share, or total equity. Management has evaluated the error under SAB No. 99 and ASC 250 and concluded that restatement of prior periods is not required.

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

As of September 30, 2025 and December 31, 2024, the Company convertible promissory note – related party was convertible into 1,303,942 and 432,805 shares of common stock respectively.

3. Mineral rights

The Company is preparing the Tonopah property site for the construction of a permitted custom processing toll milling facility including grading the land, installing fencing, and working with contractors for our planned 21,875 square foot building and servicing and drilling various wells for our future operations.

The Company has continued to assess the realizability of its Mineral rights. Based on an assessment the Company conducted during 2024, the Company decided the combined carrying value of its land, mineral rights, and water rights of $3,883,524 was fairly stated and not exposed to impairment. As of September 30, 2025, no events or changes in circumstances have occurred that would indicate potential impairment. Accordingly, no impairment charges were recorded during the nine months ended September 30, 2025.

4. Developed Technology

On September 13, 2023, the Company executed an agreement to acquire a 100% interest in SWIS, L.L.C. (“SWIS”). The Company issued 1,500,000 shares of restricted common stock to SWIS’s former owner, Launch IT, LLC, and assumed certain liabilities in exchange for 100% interest in SWIS. Upon the executed agreement, Launch IT, LLC became a significant owner of the Company’s common stock and, as of September 30, 2025, owns 10% of the Company’s restricted common stock.

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

During the three and nine months ended September 30, 2025, the Company recorded total amortization expense of $0 and $0, respectively. During the three and nine months ended September 30, 2024, the Company recorded total amortization expense of $83,462 and $250,386, respectively. Amortization expense is included in general and administrative expenses in the consolidated statements of operations.

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

As of September 30, 2025 the outstanding balance under the LOC consisted of $1,284,563 in principal and $84,576 in accrued interest. As of December 31, 2024, the outstanding balance was $425,589 in principal and $28,857 in accrued interest.

During the nine months ended September 30, 2025 and 2024, the Company recognized non-cash borrowings of $0 and $134,862, respectively, under the LOC. These amounts represent expenses paid directly by GPR on behalf of the Company and were recorded as increases to the LOC principal balance.

During the nine months ended September 30, 2025, the Company had $858,975 proceeds from convertible notes - related party. The Company’s convertible note line of credit with GPR principal balance was increased by this same amount.

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

On August 2, 2023, and August 15, 2023, GPR converted a total of $10,219,551 of principal and accrued interest under the LOC into 10,244,230 shares of restricted common stock at a conversion price of $1.05 per share, pursuant to the terms of the Third Amendment. As a result of these conversions, GPR became the majority owner, holding approximately 73% of the Company’s outstanding common stock as of September 30, 2025.

During the nine months ended September 30, 2025, the Company recorded:

●	$0 in non-cash borrowings for expenses paid directly by GPR, and

●	$858,975 in proceeds from convertible notes – related party.

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

Launch IT, LLC

On September 13, 2023, the Company acquired a 100% interest in SWIS, L.L.C. (“SWIS”) by assuming certain liabilities and issuing 1,500,000 shares of restricted common stock to its former owner, Launch IT, LLC. As a result of the transaction, Launch IT, LLC became a significant shareholder, holding over 10% of the Company’s outstanding common stock as of September 30, 2025.

In connection with the acquisition, the Company retained AJ Miller and Chris Laveson, both former owners of Launch IT, LLC, to continue supporting the SWIS business. AJ Miller is an officer and Chris Laveson is a manager of SWIS subsidiary following the acquisition and both hold 500,000 shares each of restricted common stock of the Company.

Executive Consultants

During the nine months ended September 30, 2025, the Company entered into contractual arrangements with the following individuals to serve in executive capacities:

●	Michael Raabe, Chief Operating Officer

●	C. Derek Campbell, Chief Strategy Officer

●	Kelly Marshall, Chief Marketing Officer

Each executive provides services under an independent contractor agreement. These individuals are considered related parties due to their executive roles and involvement in strategic decision-making.

The following table summarizes the amounts related to these related parties that were included in accounts payable – related party, accrued expenses – related party, expenses incurred, and cash paid during the periods ended September 30, 2025 and December 31, 2024:

	For the Three Months Ended September 30, 2025		For the Three Months Ended September 30, 2024
Related Party	Expense incurred	Amount paid	Expense incurred	Amount paid
AJ Miller	$377	$377	$-	$-
Michael Raabe	12,567	3,613	-	-
Kelly Marshall	7,258	2,258	-	-
	$20,202	$6,248	$-	$-

	For the Nine Months Ended September 30, 2025		For the Nine Months Ended September 30, 2024
Related Party	Expense incurred	Amount paid	Expense incurred	Amount paid
Launch IT, LLC	$-	$-	$-	23,504
AJ Miller	377	377	15,000	20,600
Chris Lavenson	-	-	15,000	15,000
Michael Raabe	12,567	3,613	-	-
Kelly Marshall	7,258	2,258	-	-
	$20,202	$6,248	$30,000	$59,104

	As of September 30, 2025		As of December 31, 2024
Related Party	AP as of	Accrued expense	AP as of	Accrued expense
Launch IT, LLC	$116,458	$-	$116,458	$-
AJ Miller	34,400	-	34,400	-
Chris Lavenson	40,000	-	40,000	-
Michael Raabe	954	8,000	-	-
Kelly Marshall	-	5,000	-	-
	$191,812	$13,000	$190,858	$-

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

Common Stock

As of September 30, 2025 and December 31, 2024, the Company is authorized to issue 500,000,000 shares of common stock at a par value of $0.001 per share.

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

Common Stock Issuances

The following table summarizes the Company’s issuances of common stock during the period ended September 30, 2025 and 2024:

Date	Shares Issued	Purpose	Fair Value per Share		Total Value
Q2 2024	300	Advisory Board compensation	$6.50	(1)(2)	$1,950.00
Q3 2024	3,300	Advisory Board compensation	8.65	(1)(2)	28,538.00
Q3 2025	1,350	Advisory Board compensation	5.05	(1)(2)	6,817.50
Q3 2025	750	Development Committee	5.05	(1)(3)	3,787.50
Q3 2025	2,550	Advisory Board compensation	2.00	(1)(2)	5,100.00
Q3 2025	4,125	Development Committee	2.00	(1)(3)	8,250.00

1)	Fair Value Basis: The fair value per share was determined based on the closing market price on the date of issuance or the agreed-upon conversion price under the applicable agreement.

2)	Advisory Board Compensation: In March 2024, the Company appointed eleven members to its Advisory Board. Each member is entitled to receive 150 shares of restricted common stock per quarter, contingent upon compliance with their advisory agreement.

3)	Development Committee: In June 2025, the Company appointed seven members to its Development Committee. Each member is entitled to receive 250 shares and 375 shares of restricted common stock per quarter, contingent upon compliance with their agreement.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of the Company. The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and notes thereto for the quarter ended September 30, 2025. This report contains forward-looking statements or forward-looking information (collectively, “forward-looking statements”) made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as the safe harbor provisions of applicable Canadian securities legislation, that are based on management’s beliefs and assumptions and involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024.

The following table summarized our results of operations for the periods presented:

	For the Three Months Ended
	September 30,		$	%
	2025	2024	Change	Change
Operating expenses:
General and administrative expenses	$377,181	$241,920	135,261	56%
Total operating expenses	377,181	241,920	135,261	56%

Loss from operations	(376,131)	(241,920)	(135,261)	56%

Other income (expense):
Other income	2,414	2,098	316	15%
Interest expense	(129,101)	(98,251)	(30,850)	31%
Total other expense, net	(126,687)	(96,153)	(30,534)	32%

Loss before income tax provision	(503,868)	(338,073)	(165,795)	49%

Income tax provision	-	-	-	-

Net loss	$(503,868)	$(338,073)	(165,795)	49%

Revenues

We had no revenues from any operations for the three months ended September 30, 2025 and 2024. Furthermore, we do not anticipate any significant future revenue until we have sufficiently funded construction and begin operations.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2025, were $377,181, compared to $241,920 for the same period in 2024, representing an increase of approximately 56%. This increase was primarily driven by higher consulting and professional fees, which rose by $120,663 combined, reflecting expanded strategic initiatives, compliance efforts, and operational support. Engineering fees increased by $83,061 due to technical evaluations and site development, while accounting fees rose by $12,207 in connection with enhanced reporting and audit readiness. Additional increases included shareholder relations and travel expenses, which were up $12,021 combined, and general administrative costs, which increased by $14,403, driven by office supplies, rents, and participation in conferences and tradeshows.

These increases were partially offset by a significant decrease in amortization expense of $83,462, following the full amortization of the SWIS intangible asset in 2024. Legal fees declined by $18,323 due to reduced litigation and compliance activity, and board compensation decreased by $3,608. Other reductions were noted in dues and subscriptions, real estate taxes, and utilities. Management continues to monitor cost trends and expects general and administrative expenses to remain aligned with operational growth and strategic priorities.

Other Income and Expenses

Total other expense, net, for the three months ended September 30, 2025, was $126,687, compared to $96,153 for the same period in 2024, an increase of approximately 32%. The increase was primarily driven by higher interest expense (up $30,850, or 31%) resulting from additional borrowings during the current period, which increased cumulative principal outstanding to approximately $1.28 million by September 30, 2025, compared to $425,589 at December 31, 2024. The weighted average interest rate remained at 10%, and the increase reflects both the higher debt balance and the compounding effect of accrued interest.

Results of Operations

Comparison of the Nine Months Ended September 30, 2025 and 2024.

The following table summarized our results of operations for the periods presented:

	For the Nine Months Ended
	September 30,		$	%
	2025	2024	Change	Change
Operating expenses:
General and administrative expenses	$916,082	$768,547	147,535	19%
Total operating expenses	916,082	768,547	147,535	19%

Loss from operations	(916,082)	(768,547)	(147,535)	19%

Other income (expense):
Other income	7,241	11,296	(4,055)	(36)%
Interest expense	(348,293)	(278,072)	(70,221)	25%
Total other expense, net	(341,052)	(266,776)	(74,276)	28%

Loss before income tax provision	(1,257,134)	(1,035,323)	(221,811)	21%

Income tax provision	-	-	-	-

Net loss	$(1,257,134)	$(1,035,323)	(221,811)	21%

Revenues

We had no revenues from any operations for the nine months ended September 30, 2025 and 2024. Furthermore, we do not anticipate any significant future revenue until we have sufficiently funded construction and begin operations.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2025, were $916,082, compared to $768,547 for the same period in 2024, representing an increase of approximately 19%. The increase was primarily driven by higher consulting and professional fees, which rose by $202,165 combined, reflecting expanded strategic initiatives, compliance efforts, and operational readiness. Engineering fees increased by $232,255 due to technical evaluations and site development, while accounting fees rose by $21,078 to support expanded financial reporting requirements. Additional increases included dues and subscriptions increased by $13,705, and professional development increased by $12,875, as the Company enhanced investor communications and resumed in-person activities.

These increases were partially offset by a significant decrease in amortization expense of $250,897, following the full amortization of the SWIS intangible asset in 2024. Legal fees declined by $73,667 due to reduced litigation and compliance activity, and board compensation decreased by $14,333. Other reductions were noted in real estate taxes, utilities, sponsorships, and other administrative costs. Management continues to monitor cost trends and expects general and administrative expenses to remain aligned with operational growth and strategic priorities.

Other Income and Expenses

Total other expense, net, for the nine months ended September 30, 2025, was $341,052, compared to $266,776 for the same period in 2024, an increase of approximately 28%. The increase was primarily driven by higher interest expense (up $70,221, or 25%) resulting from additional borrowings during the current year, which increased cumulative principal outstanding from approximately $425,589 at December 31, 2024, to $1.28 million at September 30, 2025. The weighted average interest rate remained at 10%, and the increase reflects both the higher debt balance and the compounding effect of accrued interest over the period.

Liquidity and Capital Resources

Since inception, we have financed our operations from a combination of:

●	issuance and sales of our Class A common stock;

●	issuance of promissory notes payable with related and non-related parties;

●	issuance of convertible promissory notes payable with related and non-related parties; and

●	cash advances from related parties

We have experienced operating losses since our inception and had a total accumulated deficit of $114,811,071 as of September 30, 2025. We expect to incur additional cost and require additional capital as we continue to implement our expansion plan. During the nine months ended September 30, 2025, our cash used in operating activities was $851,844. During the nine months ended September 30, 2024, our cash used in operating activities was $111,906.

Known Trends and Uncertainties

As of September 30, 2024, our current assets were significantly less than our current liabilities, resulting in a working capital deficit. This deficit, along with recurring operating losses and negative cash flows from operations, raises substantial doubt about our ability to continue as a going concern for the next twelve months from the date these financial statements were issued. Our ability to continue as a going concern is dependent on our ability to obtain additional financing and to generate revenue and cash flow to meet our obligations on a timely basis. Management is actively seeking additional sources of capital, including debt and equity financing, and is evaluating cost containment measures to preserve liquidity. There is no assurance that such funding will be available on acceptable terms, or at all.

Internal and External Sources of Liquidity

Our primary internal source of liquidity is cash on hand, which was $7,850 as of September 30, 2025. We do not currently generate positive operating cash flows. Our external sources of liquidity include related party financing (notably from GPR), potential equity issuances, and possible third-party debt arrangements. The Company does not have any off-balance sheet financing arrangements.

Material Cash Requirements and Commitments

Our primary short-term cash requirements are to fund working capital and service short-term debt. Working capital requirements can vary significantly from period to period, particularly as a result of additional development expenses. As of September 30, 2025, the Company had no material commitments for capital expenditures. However, significant capital will be required to fund the construction of the Tonopah processing facility and the planned industrial park. The Company anticipates that these requirements will be met through a combination of equity and debt financing, as well as potential government grants and strategic partnerships. The general purpose of these expenditures is to advance the Company’s business plan, including the development of permitted custom processing toll milling operations and the ACRG Greenway to Power™ Renewable Energy Industrial Park.

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

As of September 30, 2025 the outstanding principal and accrued interest balance was $1,284,563 and $84,576, respectively. During the nine months ended September 30, 2025, the Company had $0 and $134,862 expenses that were paid directly by GPR - related party and proceeds from convertible notes - related party, respectively. The Company’s convertible note line of credit with GPR was increased by this same amount.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and as of September 30, 2025, had an accumulated deficit of $114,811,071. For the nine months ended September 30, 2025, the Company sustained a net loss of $1,257,134. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date these financial statements were issued. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. The Company will continue to seek to raise additional funding through debt or equity financing during the next twelve months from the date of issuance of these financial statements. There is no guarantee the Company will be successful in achieving obtaining additional funding and may have to cease operations.

Cash Flows

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(851,844)	$(111,906)
Net cash provided by investing activities	858,975	77,100
Net cash provided by financing activities	-	-
Increase (decrease) in cash	$7,131	$(34,806)

Operating Activities

Net cash used in operating activities was $851,844 for the nine months ended September 30, 2025, primarily driven by the net loss of $1,257,134. This use of cash was partially offset by non-cash adjustments including common stock issued for services of $23,955, and changes in working capital such as a decrease in prepaid expenses of $6,798, an increase in accrued expenses of $106,314, an increase in accrued expenses – related party of $13,000, and increases in accrued interest and accrued interest-related party balances of $292,575 and $55,719, respectively. These were further offset by. The Company also recorded a decrease in accounts payable of $94,025.

In comparison, net cash used in operating activities was $111,906 for the nine months ended September 30, 2024, primarily due to the net loss of $1,035,323, an increase in prepaid expenses of $15,241, and a decrease in accounts payable – related party of $29,104. These uses of cash were partially offset by amortization expense of $250,386, common stock issued for services of $30,488, and increases in accounts payable of $408,817, accrued interest of $259,645, and accrued interest – related parties of $18,426.

Investing Activities

For the nine months ended September 30, 2025, and 2024 the Company conducted no investing activities.

Financing Activities

Net cash provided by financing activities was $858,975 for the nine months ended September 30, 2025, primarily attributable to proceeds from convertible promissory notes issued to a related party. For the same period in 2024, net cash provided by financing activities was $77,100, also primarily due to proceeds from convertible promissory notes issued to a related party.

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

Interest Rate Risk

As of September 30, 2025, we had limited exposure to changes in interest rates, as our outstanding debt is primarily fixed-rate. However, any future borrowings may be subject to variable interest rates, which could increase our interest expense if rates rise.

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

Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were not effective as of September 30, 2025, because of the identification of the material weaknesses in internal control over financial reporting described below. Notwithstanding the material weaknesses that existed as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer have each concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”). We are currently taking steps to remediate such material weaknesses as described below.

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

As a result of our continued material weaknesses described below, management has concluded that, as of September 30, 2025, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment, management identified the following control deficiencies, which were previously identified, that still represent material weaknesses as of September 30, 2025:

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

We are in the process of establishing certain steps in response to the identification of these material weaknesses that should result in certain changes in our internal control over financial reporting, but due to the Company’s limited funds and inability to add certain staff personnel, the changes may be limited and may also not be completely effective. There were no additional material weaknesses noted during the quarter ended September 30, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended September 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

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

AMERICAN CLEAN RESOURCES GROUP, INC.

Dated: November 6, 2025	By:	/s/ Tawana Bain
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

Name	Title	Date

/s/ Tawana Bain	Chief Executive Officer, Director and Chairwoman	November 6, 2025
Tawana Bain

/s/ Sharon Ullman	Chief Financial Officer and Director	November 6, 2025
Sharon Ullman