Form 10-K
period 2025-12-31
American Clean Resources Group, Inc.
filed 2026-03-31
CIK 773717

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2025

Commission File Number: 000-14319

AMERICAN CLEAN RESOURCES GROUP, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada	84-0991764
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

12567 West Cedar Drive, Suite 104, Lakewood, Colorado 80228-2039

(Address of Principal Executive Offices)

Issuer’s telephone number including area code: (702) 458-1124

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

On March 30, 2026, there were 14,099,393 shares of the registrant’s common stock, $0.001 par value share, issued and outstanding.

Documents Incorporated by Reference: None.

AMERICAN CLEAN RESOURCES GROUP, INC.

Annual Report on Form 10-K

For the Year Ended December 31, 2025

i

PART I

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

ITEM 1. BUSINESS

Business Overview

General

American Clean Resources Group, Inc. (“we,” “us,” “our,” “ACRG” or the “Company”) is an exploration stage company with administrative offices in Lakewood, Colorado and, through its subsidiaries, ownership of property in Tonopah, Nevada. The Company has not yet commenced revenue-generating operations. Our business plan is to purchase equipment and, subject to obtaining required permits and financing, construct a facility on our Tonopah property to serve as a permitted custom processing toll milling facility, which is intended to include an analytical laboratory, a pyrometallurgical plant, and a hydrometallurgical recovery plant.

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

Any reference herein to “ACRG”, the “Company,” “we,” “our,” or “us” is intended to mean American Clean Resources Group, Inc., a Nevada corporation, and all of our subsidiaries unless otherwise indicated.

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

Subsidiaries

The Company has one wholly owned subsidiary, Aurielle Enterprises, Inc. (“AE”). AE has four wholly owned subsidiaries, Tonopah Resources, Inc., a Nevada corporation, Tonopah Custom Processing, Inc., a Nevada corporation, ACRG Energy Holdings Inc., a Nevada corporation, and ACRG Processing Holdings, Inc., a Nevada C Corporation.

In November 2025, the Company rescinded its prior acquisition of SWIS, LLC and no longer holds any ownership interest in that entity.

Products and Services

We seek to establish ourselves as a custom processing and permitted toll milling service provider. Our business plan is to build a small-scale mineral processing facility on our Tonopah property, which is intended to include an analytical laboratory, a pyrometallurgical plant, and a hydrometallurgical recovery plant. The Company’s intention is to become a fully permitted custom toll milling and processing company that facilitates the extraction of precious and strategic minerals from mined material. Because we have not yet constructed or commenced operations at the Tonopah facility, these objectives remain subject to significant uncertainties, including our ability to obtain required permits and secure sufficient funding for construction.

We will be required to obtain several key permits before we can begin construction and operation of the processing facility, and there can be no assurance that such permits will be obtained on the anticipated timeline, or at all (see “Item 1A. Risk Factors”).

Many junior miners do not have the capital or in-house capability to permit and operate their own processing facilities, yet they have a large supply of mined material requiring milling. It is often cost-prohibitive or impractical for these mine operators to send their materials to processing mills owned by large mining companies. While Nevada historically was a mining center with substantial milling capacity, over the past several decades most third-party toll milling operations in the state have been closed due to high regulatory costs and the vertical integration of major mining companies, leaving junior miners with few options for local milling services.

If and when our Tonopah processing facility is constructed, permitted, and becomes operational, management believes it could fill a critical gap by providing independent, custom toll milling capacity. The Company owns a ball mill and related equipment intended for use at the Tonopah site, and, to management’s knowledge, such equipment could represent the only operational custom toll milling ball mill within a 300-mile radius once the facility is operational. This could potentially enable the Company to serve junior miners in the western United States, Canada, Mexico, and Central America who currently lack convenient milling and processing options. However, until construction and permitting are completed and operations commence, the Company will not be able to provide these services or realize this potential competitive advantage.

In addition to the custom processing and permitted toll milling business, the Company is exploring the establishment of an industrial park on the Millers property in Esmeralda County, Nevada. The industrial park would serve as a central hub for renewable energy generation and storage, operating around the clock to attract and support tenants committed to producing NetZero goods and services, with a focus on data centers and AI farms. The industrial park will include a commercial solar farm, battery storage plus land dedicated to industrial storage, waste-to-energy generation and industrial manufacturing. The Company is actively exploring various funding sources to advance the establishment of the industrial park. Once operational the industrial park is envisioned to include a 2 GW solar farm, large battery storage centers, four 100,000 square foot data centers plus several industrial partners engaged in recycling industrial waste materials that include discarded windmill blades, corporate carpets, and other industrial manufacturing operations that are large consumers of renewable energy.

Recent Developments – Joint Venture Initiative

On November 24, 2025, the Company’s wholly owned subsidiary, Tonopah Custom Processing, Inc. (“TCP”), entered into a non-binding Joint Venture Term Sheet with ENERG4 Mining Company LLC (“ENERG4”) and certain technology contributors (the “IP Partners”). The term sheet outlines the principal terms for the proposed formation of Nexus 7 Elements LLC, a Texas limited liability company (the “JV”).

If definitive agreements are executed and the non-binding Nexus 7 Elements LLC joint venture is formed, TCP would hold a 51% interest, with ENERG4 and the IP Partners collectively holding 49%. The initial plan outlined a pilot processing operation at a 207-acre industrial site in Winnie, Texas, which offers existing processing and lab facilities in proximity to transportation infrastructure. This site would allow pilot-scale testing of advanced mineral processing technologies contributed by our JV partners. There can be no assurance, however, that the Nexus 7 JV will be consummated on the terms proposed, or at all, as it remains subject to further negotiation and execution of definitive agreements. Management believes that if successfully closed, this partnership could accelerate our technical capabilities in critical mineral processing in the interim before our Tonopah facility becomes operational. We will provide updates in our filings if and when the JV moves forward.

Toll Milling Business

Given the presence of significant historical gold and silver tailings on the Millers property, the re-establishment of the currently dormant milling operation could, if successfully permitted, financed, and constructed, provide the Company with an opportunity to establish a domestic toll milling operation. If operational, the milling facility would be designed to process previously mined tailings, which could allow for lower carbon emissions compared to traditional mining operations. However, the Company has not commenced milling operations and cannot do so until all required permits are obtained and sufficient capital is secured.

Process

The following descriptions reflect the Company’s planned toll milling processes and do not represent current operations, as the Company has not yet commenced processing activities. Toll milling is a process whereby mined material is crushed and ground into fine particles to ease the extraction of any precious minerals contained therein, such as minerals in the gold, silver and platinum metal groups. Custom milling and refining that are designed specifically for each ore load can include many different processes to maximize the extraction of precious metals from ore, carbon, or concentrates.

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

Industrial Park Business (Planned)

The industrial park initiative described below is in the conceptual and planning stage only. The Company has not commenced construction or operations related to the industrial park and will require substantial additional capital, regulatory approvals, and third-party participation to advance the project. There can be no assurance that the industrial park will be developed as currently envisioned, or at all. The planned industrial park will be called the ACRG Greenway to PowerTM Renewable Energy Industry Park It is envisioned as a large-scale industrial project planned on the 1,183 acre Millers property. The state-of-the-art facility will serve as a central hub for renewable energy generation and storage, operating 24/7/365 to attract and support tenants committed to producing NetZero goods and services. The industrial park will be designed to attract high-tech data centers and other energy-intensive industries by leveraging its unique advantages. These unique advantages include:

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

As the project becomes more defined, additional equity and debt will be secured to fund further project development, including the build-out of infrastructure, construction of four 100,000 square foot data farm structures, completion of the milling facility and four separate 0.5 GW solar farms in addition to attracting waste-to-energy and industrial storage operations to the location. The potential total scope of the ACRG Greenway to Power™ Renewable Energy Industrial Park, if fully developed as currently contemplated, could involve multi-year capital investment that management currently estimates could reach several billion dollars, inclusive of anticipated third-party investments. These estimates are preliminary, subject to change, and dependent on market conditions, financing availability, regulatory approvals, and execution risk.

SWIS Smart Device Business (Discontinued / Rescinded)

On September 13, 2023, the Company executed an agreement to acquire a 100% equity interest in SWIS, L.L.C. (“SWIS”). In exchange for the equity interests in SWIS, the Company issued 1,500,000 shares of restricted common stock to SWIS’s former owner, Launch IT, LLC, and assumed certain liabilities. As a result of the transaction, Launch IT, LLC became a significant stockholder of the Company and, as of December 31, 2024, beneficially owned approximately 10% of the Company’s outstanding restricted common stock.

The Company accounted for the acquisition of SWIS as an asset acquisition under ASC 805-50, as substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset. The acquired asset consisted primarily of developed technology and exclusive commercialization license rights related to a patented algorithm and associated smart-device application intended to support public notification and monitoring related to Combined Sewer Overflow (“CSO”) events. The Company did not acquire ownership of the underlying patent, which had been assigned to the University of Louisville; rather, SWIS held rights intended to support commercialization of the technology.

The total purchase consideration for the SWIS acquisition was $5,007,730, consisting of restricted common stock valued at $4,875,000 and assumed accounts payable of $132,730. The restricted common stock was valued using the Company’s closing market price of $5.00 per share on the acquisition date, adjusted for a 35% liquidity discount due to the restricted nature of the shares. The total consideration was recorded as Developed Technology and Patent Rights, a definite-lived intangible asset with an estimated useful life of 14 years (150 months) from the acquisition date. Amortization was recorded on a straight-line basis through December 31, 2024.

The SWIS technology consisted of an algorithm and planned smart-device application designed to provide enhanced public notification and monitoring related to CSO events. Management initially intended to pursue pilot programs with municipal utilities and sewer districts; however, the Company did not commence any pilot program or commercial deployment due to ongoing liquidity constraints following the acquisition.

In December 2024, management concluded that the carrying value of the developed technology asset was not recoverable. In accordance with ASC 360, Impairment or Disposal of Long-Lived Assets, the Company evaluated the recoverability of the asset based on estimated future undiscounted cash flows expected to result from its use and eventual disposition. As those estimated cash flows were insufficient to recover the asset’s carrying amount, the Company recorded a full impairment charge of $4,574,871 as of December 31, 2024. Following the impairment, the developed technology asset had no remaining carrying value, and amortization ceased.

On November 21, 2025, the Company and Launch IT, LLC entered into a definitive agreement to rescind in full the prior SWIS transaction. Pursuant to the rescission agreement, Launch IT, LLC returned 1,470,000 shares of the Company’s common stock to the Company, and the Company retired such shares, resulting in a permanent reduction in the number of issued and outstanding shares. In connection with the rescission, the Company transferred back to Launch IT, LLC 100% of the equity interests in SWIS.

As a result of the rescission, SWIS was deconsolidated from the Company’s consolidated financial statements effective November 21, 2025, and the Company no longer holds any ownership interest in SWIS. Launch IT, LLC ceased to be a stockholder of the Company following completion of the rescission. The Company does not have any continuing operations, assets, or commercialization activities related to the former SWIS business.

Human Capital

As of December 31, 2025, we had 0 full-time employees and 10 consultants who devote substantial time to us.

Our Corporate Information

Our corporate headquarters are located at 12567 West Cedar Drive, Suite 104, Lakewood, Colorado 80228-2039. Our telephone number is (702) 458-1124. We maintain a website at https://acrgincorp.com to which we post copies of our press releases as well as additional information about us. Our filings with the Commission are available free of charge through our website as soon as reasonably practicable after being electronically filed with or furnished to the Commission. Information contained in our website is not a part of, nor incorporated by reference into, this Report or our other filings with the Commission, and should not be relied upon.

ITEM 1A. RISK FACTORS

An investment in our common stock is highly speculative and involves a high degree of risk. Before making an investment decision, you should carefully consider the risks described below together with all of the other information included in this Annual Report on Form 10-K. The statements contained in or incorporated into this Annual Report that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occur, our business, financial condition or results of operations could be harmed. In that case, the value of our common stock could decline, and an investor in our securities may lose all or part of their investment.

WE HAVE INCURRED SIGNIFICANT LOSSES AND HAVE VERY LIMITED CASH RESOURCES, WHICH RAISES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have not generated any operating revenues to date and have incurred recurring losses since inception. For the year ended December 31, 2025, we incurred a net loss of approximately $1.9 million, and as of December 31, 2025, we had cash of approximately $5,000 compared to current liabilities of approximately $4.5 million. As of that date, we also had an accumulated deficit of approximately $115.5 million. These conditions reflect a significant working capital deficit and severely constrain our ability to fund ongoing operations.

Our ability to continue as a going concern is dependent on our ability to obtain additional financing from our majority stockholder or other external sources. These conditions have led our independent registered public accounting firm to include an explanatory paragraph in its audit report expressing substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to obtain additional financing when needed or on acceptable terms.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FINANCING OR ACHIEVE PROFITABLE OPERATIONS, WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN AND COULD BE FORCED TO CURTAIL OR CEASE OPERATIONS.

Our existing cash resources are not sufficient to fund our planned operating expenses, capital requirements, or debt and other obligations beyond the very near term. We will require significant additional capital to execute our business plan, including obtaining permits and constructing our planned toll milling facility, as well as to fund general corporate expenses for the next twelve months. However, there is no assurance that such funding will be available when needed or at all.

We have historically relied on financing from our largest stockholder and related parties to fund operations, and this reliance represents a continuing uncertainty. If we are unable to raise sufficient capital or secure alternative financing, we could be forced to significantly curtail operations, delay or abandon our business plans, pursue strategic alternatives, or seek protection under bankruptcy or similar insolvency laws. Any of these outcomes would likely result in a total loss of value for our stockholders.

OUR CHAIR AND MAJORITY STOCKHOLDER CONTROLS A SUBSTANTIAL MAJORITY OF OUR COMMON STOCK, WHICH LIMITS THE ABILITY OF MINORITY STOCKHOLDERS TO INFLUENCE CORPORATE MATTERS.

Granite Peak Resources, LLC (“GPR”), an entity controlled by our Chair and Chief Executive Officer, owns approximately 81% of our outstanding common stock. As a result, GPR has the ability to unilaterally control the outcome of virtually all matters submitted to a vote of stockholders, including the election of all directors, approval of mergers or other significant corporate transactions, amendments to our governing documents, and any other actions requiring stockholder approval.

The interests of our majority stockholder may not always align with the interests of our minority stockholders. For example, the majority stockholder could approve transactions or corporate actions, including related-party transactions, equity issuances, or strategic decisions, that primarily benefit itself but may not be favorable to minority investors. This concentration of ownership could also discourage, delay, or prevent a change in control, merger, or unsolicited acquisition proposal that minority stockholders might otherwise support.

In addition, the presence of a controlling stockholder significantly reduces the public float of our common stock, which may limit trading liquidity and contribute to increased stock price volatility. Investors purchasing our common stock will have limited ability to influence the Company’s management, board composition, or strategic direction through proxy voting. This lack of influence and limited board independence increases the risk of corporate governance challenges and could adversely affect the value of our common stock.

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

WE CURRENTLY DO NOT HAVE ENOUGH CASH TO FUND OPERATIONS AND/OR REDUCE OUR DEBT DURING 2026.

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

OUR MANAGEMENT HAS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The consolidated financial statements for each of these periods were prepared assuming that we would continue as a going concern. We have had net losses for each of the years ended December 31, 2025 and 2024, and we have an accumulated a deficit as of December 31, 2025, of $115,474,299. Virtually all of the Company’s assets are encumbered or pledged under senior secured debt that is in default. These conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we do not expect to generate any significant revenues from operations for the foreseeable future, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital through equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

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

OUR MAJOR ASSETS WERE PREVIOUSLY ENCUMBERED UNDER A DEED OF TRUST AND WE REMAIN HIGHLY DEPENDENT ON A CONTROLLING STOCKHOLDER.

Historically, substantially all of the Company’s real and personal property was pledged as collateral under a line of credit (“LOC”) arrangement with Granite Peak Resources LLC (“GPR”), a related party and the Company’s majority stockholder. Although the outstanding balance under the LOC was fully converted into equity as of December 31, 2025 and no amounts remain outstanding, the Company continues to be highly dependent on GPR for financial support and strategic decision-making.

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

On December 31, 2025, GPR converted the remaining $1,727,152 (principal and accrued interest) into 1,644,906 shares of restricted common stock, at the conversion price of $1.05 per share, as provided in the Third Amendment.

As of December 31, 2025 the outstanding balance under the LOC consisted of $0 in principal and $0 in accrued interest. As of December 31, 2024, the outstanding balance was $425,589 in principal and $28,857 in accrued interest.

During the years ended December 31, 2025 and 2024, the Company received proceeds from convertible notes – related party of $1,180,258 and $77,100, respectively, under the LOC.

During the years ended December 31, 2025 and 2024, the Company recognized non-cash borrowings of $0 and $192,186, respectively, under the LOC. These amounts represent expenses paid directly by GPR on behalf of the Company and were recorded as increases to the LOC principal balance.

As of the date of this filing, GPR is the majority and controlling owner of the Company.

OUR CONTROLLING STOCKHOLDER HAS THE ABILITY TO CONTROL THE OUTCOME OF MATTERS REQUIRING STOCKHOLDER APPROVAL, WHICH COULD LIMIT THE INFLUENCE OF MINORITY STOCKHOLDERS.

Granite Peak Resources LLC (“GPR”), a related party, is the Company’s majority and controlling stockholder. As a result, GPR has the ability to control the outcome of substantially all matters submitted to a vote of our stockholders, including the election of directors, approval of significant corporate transactions, and other matters requiring stockholder approval. The interests of our controlling stockholder may not always align with the interests of minority stockholders. This concentration of ownership could discourage or prevent a change in control transaction that minority stockholders might otherwise favor and could reduce the liquidity of our common stock.

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

Risks Relating to Our Business

WE WILL REQUIRE ADDITIONAL FINANCING TO FUND OUR PERMITTED CUSTOM PROCESSING TOLL MILLING DEVELOPMENT AND OPERATIONS.

Substantial additional financing will be needed to fund the current plan to begin toll milling services and develop and maintain the Tonopah property. Our means of acquiring investment capital is limited to private equity and debt transactions. We have no significant sources of currently available funds to engage in additional development. Without significant additional capital, we will be unable to fund our current property interests or effectuate our current business plan for permitted custom processing toll milling and mining services. See “—Risks Relating to Our Financial Condition – We Currently Do Not Have Enough Cash to Fund Operations”.

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

Our Tonopah property consists of 1,186 acres of land, buildings, mining tailings, a dormant milling facility, abandoned milling equipment   and water permits. The assets have been fully depreciated and have a $0 carry value as of December 31, 2025 and 2024. The Tonopah property was transferred to Aurielle Enterprises Inc (“AE”), the Company’s wholly owned subsidiary and then transferred to Tonopah Resources, Inc., (“TR”) a wholly owned subsidiary of AE.

Our corporate office is 10567 West Cedar Drive, Suite 104, Lakewood, Colorado 80228-2039, a commercial office building owned and operated by GPR’s affiliates. The Company entered into a long-term lease agreement with GPR for the office space. We believe that our facilities are adequate for our current needs and are in closer physical proximity to our property.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Market under the symbol “ACRG.” As of March 30, 2026, the last closing sale price of our common stock as reported by OTCQB was $8.01 per share. The following table sets forth for the periods indicating the range of high and low closing sale prices of our common stock:

Period	High	Low

Quarter Ended March 31, 2024	$11.25	$7.00
Quarter Ended June 30, 2024	$11.00	$6.50
Quarter Ended September 30, 2024	$8.99	$6.41
Quarter Ended December 31, 2024	$5.05	$5.05

Quarter Ended March 31, 2025	$5.05	$5.05
Quarter Ended June 30, 2025	$5.05	$2.00
Quarter Ended September 30, 2025	$2.00	$2.00
Quarter Ended December 31, 2025	$5.05	$2.00

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

Holders of Common Stock

As of March 30, 2026, there were approximately 169 shareholders of record of our common stock. As of such date, 14,099,393 shares were issued and outstanding.

Dividends

We have never paid cash dividends on our common stock and have no present intention of doing so in the foreseeable future. Rather, we intend to retain all future earnings to provide for the growth of our Company. Payment of cash dividends in the future, if any, will depend, among other things, upon our future earnings, requirements for capital improvements and financial condition.

Outstanding Equity Awards

No equity awards to our named executive officers were outstanding as of December 31, 2025 or as of the date of this Annual Report.

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

The Company’s intention is to become a fully permitted custom toll milling and processing company that facilitates the extraction of precious and strategic minerals from mined material. The Company will need to obtain permits for the planned construction and operation of our permitted custom processing toll milling facility with state-of-the-art equipment capable of processing gold, silver and platinum metal groups. Many junior miners do not have the capital or the ability to permit a processing facility, yet they have a large supply of mined material that requires milling to be performed. It is often cost prohibitive or impractical for these mine operators to send their materials to processing mills owned by the large mining companies, or to other customers badly needing milling and processing services.

While Nevada has a historic role as a mining center with good proximate geology and ample mined product, very little custom processing toll milling capacity remains in the state. During the last several decades, other processing facilities have been shuttered due to high costs of regulations and the vertical integration of milling within large mining companies leaving junior miners with few options for local milling services. As a result, we are in a unique position among processing facilities because we are capable of truly permitted custom processing. If and when our Tonopah processing facility is constructed, permitted, and becomes operational, management believes the Company could have the only independent custom toll milling ball mill within a 300-mile radius, which may allow us to serve miners in the western United States, Canada, Mexico, and Central America. However, until construction and permitting are completed and operations commence, we are not able to provide these services or realize this potential competitive advantage.

Many junior miners are undercapitalized, have limited access to capital markets and have a large supply of mined material that requires milling to be performed. Many large mining companies reserve their milling capacity for their inventory, which does not make providing third party services worthwhile. This provides the Company with an opportunity to provide these potential customers with badly needed milling and processing services. If operations commence, certain mining customers may be able to take their tailings (the material left over after the desired minerals have been extracted) from material deposited with the Company and return those tailings to the originating mines, which could reduce the Company’s need to dispose of such tailings.

In addition to the custom processing and permitted toll milling business, the Company is exploring the establishment of an industrial park on the Millers property in Esmeralda County, Nevada. The industrial park would serve as a central hub for renewable energy generation and storage, operating around the clock to attract and support tenants committed to producing NetZero goods and services, with a focus on data centers and AI farms. The industrial park will include a commercial solar farm, battery storage plus land dedicated to industrial storage, waste-to-energy generation and industrial manufacturing. The Company is actively exploring various funding sources to advance the establishment of the industrial park. Once operational the industrial park is envisioned to include a 2 GW solar farm, large battery storage centers, four 100,000 square foot data centers plus several industrial partners engaged in recycling industrial waste materials that include discarded windmill blades, corporate carpets, and other industrial manufacturing operations that are large consumers of renewable energy.

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

The planned industrial park will be called the ACRG Greenway to PowerTM Renewable Energy Industry Park. It is envisioned as a large-scale industrial project planned on the 1,183 acre Millers property. The state-of-the-art facility will serve as a central hub for renewable energy generation and storage, operating 24/7/365 to attract and support tenants committed to producing NetZero goods and services. The industrial park will be designed to attract high-tech data centers and other energy-intensive industries by leveraging its unique advantages. These unique advantages include:

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

As the project becomes more defined, additional equity and debt will be secured to fund further project development, including the build-out of infrastructure, construction of four 100,000 square foot data farm structures, completion of the milling facility and four separate 0.5 GW solar farms in addition to attracting waste-to-energy and industrial storage operations to the location. The potential total scope of the ACRG Greenway to Power™ Renewable Energy Industrial Park, if fully developed as currently contemplated, could involve multi-year capital investment that management currently estimates could reach several billion dollars, inclusive of anticipated third-party investments. These estimates are preliminary, subject to change, and dependent on market conditions, financing availability, regulatory approvals, and execution risk.

Related Party Operating Lease

The Company leases its corporate office space from an affiliate of its majority stockholder under a related-party operating lease, which resulted in the recognition of a right-of-use asset and lease liabilities on the balance sheet as of December 31, 2025 (see Note 5 – Operating Lease – Related Party).

Rescission of SWIS LLC Transaction

On November 21, 2025, the Company entered into a Rescission Agreement with LaunchIT LLC to unwind the prior acquisition of SWIS LLC. Under the terms of the rescission, LaunchIT returned 1,470,000 shares of the Company’s common stock to the Company, and the Company retired and canceled those shares, resulting in a permanent reduction in the number of shares outstanding. In exchange, the Company transferred 100% of the equity interests in SWIS LLC back to LaunchIT, effective as of the closing date of the rescission.

The Company also agreed to provide LaunchIT total consideration of $230,000 in cash and note payable, consisting of $25,000 paid at closing, an additional $100,000 paid in early December 2025, and a $105,000 promissory note payable in four equal monthly installments during the first quarter of 2026.

As a result of the Rescission Agreement, the Company deconsolidated SWIS LLC as of November 21, 2025. Because the original SWIS acquisition was accounted for as an asset acquisition and the related developed technology intangible asset had been fully impaired as of December 31, 2024, the rescission and deconsolidation did not have a material impact on the Company’s results of operations for 2025. No gain or loss was recognized on the rescission transaction, as it was accounted for as an equity transaction with a former shareholder. Following the rescission, the Company no longer holds any interest in SWIS LLC and has redirected its focus to its core toll milling and critical minerals processing strategy.

Subsequent Changes to Management

Subsequent to year-end, on February 27, 2026, the Company appointed Luke McPherson as its new Chief Financial Officer to enhance financial oversight, technical accounting capabilities, and internal control remediation efforts. The Company’s former Chief Financial Officer, Sharon L. Ullman, transitioned to the role of Chief Regulatory and Sustainability Officer. Management believes this leadership change strengthens the Company’s financial reporting and compliance functions as it continues to address identified material weaknesses in internal control over financial reporting.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024.

The following table summarized our results of operations for the periods presented:

	For the Years Ended
	December 31,
	2025	2024
Operating expenses:
General and administrative expenses	$1,406,459	$992,142
Impairment Expense	-	4,574,871
Total operating expenses	1,406,459	5,567,013

Loss from operations	(1,406,459)	(5,567,013)

Other income (expense):
Other income	9,805	13,661
Interest expense	(523,708)	(379,198)
Total other expense, net	(513,903)	(365,537)

Loss before income tax provision	(1,920,362)	(5,932,550)

Income tax provision	-	-
Net (loss)	$(1,920,362)	$(5,932,550)
Basic and diluted net loss per common share	$(0.14)	$(0.43)

Basic and diluted weighted average common shares outstanding	13,754,724	13,907,705

Revenues

We had no revenues from any operations for the years ended December 31, 2025 and 2024. Furthermore, we do not anticipate any significant future revenue until we have sufficiently funded construction and begin operations.

General and Administrative Expenses

General and administrative expenses were $1,406,459 and $992,142 for the year ended December 31, 2025 and 2024, respectively. The increase was primarily due to increases in expenses related to accounting, legal, consulting fees, amortization expense, and board compensation. We anticipate that future administration and operating expenses will increase for fiscal 2025 as we work toward completion of the planned merger.

Impairment Expenses

Impairment expense was $0 for the year ended December 31, 2025, compared to $4,574,871 for the year ended December 31, 2024. In 2024, management determined that the carrying amount of the SWIS developed technology intangible asset (approximately $4.57 million) was not recoverable and recorded a full impairment charge (see Note 3). No similar impairment was needed in 2025, as the SWIS asset had already been fully written off.

Other Income and Expenses

During the years ended December 31, 2025 and 2024, other expenses increased by $148,366. The increase is primarily due to an increase in interest expense of $144,510 and a decrease in other income of $3,856.

Liquidity and Capital Resources

As of December 31, 2025, we had cash of approximately $5,000 and total current assets of approximately $48,000, compared to total current liabilities of approximately $4.5 million, resulting in a working capital deficit of approximately $4.4 million. We have not generated any revenues from operations and have incurred recurring operating losses, including a net loss of approximately $1.9 million for the year ended December 31, 2025. These conditions significantly constrain our liquidity and limit our ability to fund ongoing operations.

Recent Financing and Capital Transactions

During 2025, the Company completed several significant equity transactions that materially affected its capital structure. On December 31, 2025, the Company converted $1.73 million of debt owed to its majority stockholder, Granite Peak Resources, LLC (“GPR”), into equity through the issuance of 1,644,906 shares of common stock at a conversion price of $1.05 per share. This debt-for-equity conversion eliminated all remaining obligations under the related-party line of credit and reduced future cash interest requirements, although it did not provide additional liquidity.

In addition, in November 2025, the Company rescinded its prior acquisition of SWIS, LLC (formerly LaunchIT). As a result of this rescission, 1,470,000 shares of common stock were returned to the Company and retired, reducing the number of issued and outstanding shares. The rescission resulted in the deconsolidation of SWIS and removed the associated assets and obligations from the Company’s balance sheet.

As a result of these transactions, the Company had 14,099,393 shares of common stock outstanding as of December 31, 2025. Management believes these actions strengthened the Company’s balance sheet by reducing liabilities and simplifying the capital structure; however, the Company continues to have limited liquidity and remains dependent on additional financing to fund operations.

We have historically financed our operations primarily through advances and funding from our majority stockholder under a related-party line of credit. During the year ended December 31, 2025, we received $1.18 million in proceeds from related-party convertible notes under this arrangement. In late December 2025, the remaining outstanding balance under the line of credit, including accrued interest totaling $1,727,152, was converted into 1,644,906 shares of our common stock. While this conversion eliminated a significant debt obligation and reduced future interest expense, it did not provide any new cash to the Company.

As of December 31, 2025, our cash position remained extremely limited, and we continued to have no revenue-generating operations. These factors, together with our recurring losses and significant working capital deficit, raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm has included an explanatory paragraph in its audit report for the year ended December 31, 2025 expressing substantial doubt about our ability to continue as a going concern. Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Since inception, we have financed our operations from a combination of:

●	issuance and sales of our Class A common stock;

●	issuance of promissory notes payable with related and non-related parties;

●	issuance of convertible promissory notes payable with related and non-related parties; and

●	cash advances from related parties

We have experienced operating losses since our inception and had a total accumulated deficit of $115,474,299 as of December 31, 2025. We expect to incur additional cost and require additional capital as we continue to implement our expansion plan. During the year ended December 31, 2025, our cash used in operating activities was $1,150,681. During the year ended December 31, 2024, our cash used in operating activities was $112,786.

Known Trends and Uncertainties

As of December 31, 2025, our current assets were significantly less than our current liabilities, resulting in a working capital deficit. This deficit, together with recurring operating losses and negative cash flows from operations, raises substantial doubt about our ability to continue as a going concern for the twelve months following the issuance of these consolidated financial statements. Our ability to continue as a going concern is dependent on our ability to obtain additional financing and, over time, generate revenue and cash flows sufficient to meet our obligations. Management is actively evaluating financing alternatives and cost containment measures; however, there can be no assurance that additional capital will be available on acceptable terms or at all.

Internal and External Sources of Liquidity

Our primary internal source of liquidity is cash on hand, which was $5,296 as of December 31, 2025. We do not currently generate positive operating cash flows. Our external sources of liquidity include related party financing (notably from GPR), potential equity issuances, and possible third-party debt arrangements. The Company does not have any off-balance sheet financing arrangements.

Material Cash Requirements and Commitments

Our primary short-term cash requirements are to fund working capital and service short-term debt. Working capital requirements can vary significantly from period to period, particularly as a result of additional development expenses. As of December 31, 2025, the Company had no material commitments for capital expenditures. However, significant capital will be required to fund the construction of the Tonopah processing facility and the planned industrial park. The Company anticipates that these requirements will be met through a combination of equity and debt financing, as well as potential government grants and strategic partnerships. The general purpose of these expenditures is to advance the Company’s business plan, including the development of permitted custom processing toll milling operations and the ACRG Greenway to Power™ Renewable Energy Industrial Park.

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

Convertible Promissory Notes Payable

The Company has historically relied on related-party financing, primarily from Granite Peak Resources, LLC (“GPR”), to fund operations. During 2025, outstanding balances under the related-party line of credit were converted into common stock, resulting in the elimination of all principal and accrued interest balances as of December 31, 2025. These conversions reduced the Company’s debt obligations but did not provide additional liquidity. See Notes 5 and 7 to the consolidated financial statements for detailed information regarding the related-party line of credit, amendments, conversions, and equity issuances.

Management Plan and Known Trends and Uncertainties

We will require significant additional capital in the near term to fund our ongoing operating expenses, maintain our status as a public company, pursue permitting activities, and advance the development of our planned toll milling facility. Our existing cash resources are not sufficient to fund these activities beyond the very near term. Accordingly, our ability to continue as a going concern is dependent on our ability to obtain additional financing through equity or debt offerings, strategic partnerships, or continued financial support from our majority stockholder. There can be no assurance that such financing will be available when needed, on acceptable terms, or at all.

In evaluating our liquidity outlook, management has considered all currently known trends, events, and uncertainties. We do not expect to generate operating revenues unless and until our Tonopah toll milling facility becomes operational, which is dependent on obtaining substantial capital and regulatory approvals. In the meantime, we expect to continue to incur operating losses and negative cash flows as we fund legal, accounting, regulatory, and other public company costs. These conditions contribute to the substantial doubt regarding our ability to continue as a going concern.

During 2025, we experienced significant changes in our business activities, including the rescission of our prior SWIS transaction, which resulted in the deconsolidation of that business. While this action was taken to conserve resources and refocus the Company on its core toll milling and critical minerals processing strategy, it does not provide a source of future revenue or liquidity. We will continue to closely monitor our cash requirements and may adjust our operating plans, delay expenditures, or pursue additional strategic alternatives as necessary to preserve liquidity while we seek additional funding.

Cash Flows

	Years Ended December 31,
	2024	2023
Net cash used in operating activities	$(1,050,681)	$(112,786)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	1,155,258	77,100
Increase (decrease) in cash	$4,577	$(35,686)

Operating Activities

Net cash used in operating activities was $1,050,681 for the year ended December 31, 2025, primarily due to the net income for the year, common stock issued for services, amortization of operating right of use assets, increases in prepaid expenses, accrued interest, accrued expenses, and accounts payable.

Net cash used in operating activities was $112,786 for the year ended December 31, 2024, primarily due to the net loss for the year, amortization expense, net of expenses paid directly by related party and increases in accruals for settlement of lawsuit, accrued interest, and accounts payable, related party.

Investing Activities

For the years ended December 31, 2025, and 2024 the Company conducted no investing activities.

Financing Activities

Net cash provided by financing activities was $1,155,258 for the year ended December 31, 2025, primarily due to proceeds from convertible promissory notes, related party.

Net cash provided by financing activities was $77,100 for the year ended December 31, 2024, primarily due to proceeds from convertible promissory notes, related party.

Off-Balance Sheet Arrangements

During the year ended December 31, 2025, we did not engage in any off-balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our unaudited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. We believe that the accounting policies below are critical for one to fully understand and evaluate our consolidated financial condition and results of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officer and effected by the our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made in accordance with authorizations of management and directors of the company; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Management recognizes that any system of internal control, no matter how well designed and operated, can provide only reasonable assurance of achieving its objectives.

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). This evaluation included a review of control documentation, an assessment of control design, and consideration of the operating effectiveness of controls.

Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2025, primarily due to limitations in the design and operation of certain controls, including controls related to financial reporting processes and review procedures, as management continues to enhance and formalize its internal control environment. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2025 due to material weaknesses, including (i) insufficient accounting personnel and segregation of duties, and (ii) inadequate formal documentation of internal control policies and procedures over financial reporting.

Management’s Remediation Plan

Management has undertaken, and continues to undertake, actions to strengthen the Company’s internal control environment. During the first quarter of 2026, the Company appointed a new Chief Financial Officer with significant experience in public-company financial reporting and internal controls. Management is in the process of enhancing review procedures, formalizing documentation of key controls, and improving oversight of complex and non-routine transactions.

Management believes these actions, once fully implemented and operating effectively for a sufficient period of time, will improve the effectiveness of the Company’s internal control over financial reporting. The Company will continue to monitor its controls and will report on remediation progress in future periodic reports.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names of all directors and executive officers of the Company, their respective ages and all positions and offices with the Company held by each person as of December 31, 2025:

Name	Age	Positions with the Company
Tawana Bain	46	Chief Executive Officer, Director, and Chairwoman
Sharon L. Ullman	79	Chief Financial Officer

Mr. Luke McPherson was appointed Chief Financial Officer effective February 27, 2026.

Ms. Sharon Ullman served as Chief Financial Officer from January 2021 through February 27, 2026 and transitioned to the role of Chief Registrar & Shareholder Officer effective February 27, 2026.

The Company also engages certain individuals under consulting and fractional service arrangements to provide operational, strategic, and administrative support. These individuals hold internal titles for functional purposes only and are not officers of the Company under Nevada law or the Company’s governance documents, as they have not been formally appointed by the Board of Directors.

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

Sharon L. Ullman – Chief Financial Officer, Director and Chief Administrative Officer (Transition to Chief Registrar & Shareholder Officer effective February 27, 2026)

Sharon L. Ullman was appointed to our board of directors on March 18, 2011, in connection with the Shea Exchange Agreement. Effective December 16, 2011, Ms. Ullman was appointed to serve as the Company’s interim Chief Executive Officer and Executive Chairperson of the Board. On October 9, 2012, the Board of Directors voted to remove “interim” from her title and approve her position as Chief Executive Officer and Chairman of the Board. On February 6, 2014, the Board of Directors voted to appoint Ms. Ullman the Company’s President and Executive Chairwoman of the Board of Directors. On August 20, 2015 Ms. Ullman stepped down as CEO and President and took on the role of Chief Administrative Officer, she was appointed as the Interim Chief Financial Officer on October 26, 2015. Her appointment as CFO and Chief Administrative Officer was confirmed by the Board of Directors on April 4, 2016 and she was also appointed as the Treasurer.

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

Audit Committee, Compensation Committee and Financial Expert

The Company does not currently utilize a formal audit committee. There were no audit committee meetings held during 2025. Financial information relating to quarterly reports was disseminated to all board members for review. The consolidated audited financial statements for the year ended December 31, 2025 and audited financial statements for the year ended December 31, 2024 were provided to each member of the board in which any concerns by the members were directed to management and the auditors. The Company does not currently utilize a compensation committee. There were no compensation committee meetings during 2025 and no actions taken by written consent.

ITEM 11. EXECUTIVE COMPENSATION

General Philosophy

Our Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.

Executive Compensation

The following table summarizes the compensation of each named executive officer for the fiscal years ended December 31, 2025, and 2024 awarded to or earned by (i) each individual serving as our principal executive officer and principal financial officer of the Company and (ii) each individual that served as an executive officer of the Company at the end of such fiscal years who received compensation in excess of $100,000.

	Annual Compensation			Option	All Other	Total
Name and Principal Position	Year	Salary	Bonus	Awards	Compensation	($)
Tawana Bain	2025	$—	$—	$—	$—	$—
Chief Executive Officer	2024	$—	$—	$—	$—	$—

J. Bryan Read, (1)	2025	$—	$—	$—	$—	$—
President and Secretary	2024	$—	$—	$—	$—	$—

Sharon L. Ullman	2025	$—	$—	$—	$—	$—
Chief Financial Officer	2024	$—	$—	$—	$—	$—

1)	Mr. J. Bryan Read resigned from his executive role as President effective September 25, 2025 and is no longer an executive officer of the Company.

Employment Agreements

We have not entered into any severance or change of control provisions with any of our other executive officers.

Equity Compensation Plans

No options were exercised by our named executive officers during the years ended December 31, 2025 and 2024. As of December 31, 2025 and 2024 the executive officers held no options or warrants.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following information sets forth the number and percentage of shares of the Company’s common stock owned beneficially, as of March 30, 2026, based on 14,099,393 shares of common stock outstanding as of that date, by any person, who is known to the Company to be the beneficial owner of five percent or more of the Company’s common stock, and, in addition, by each director and each executive officer of the Company, and by all directors and executive officers as a group.

Information as to beneficial ownership is based upon statements furnished to the Company by such persons and the shareholder list provided by the Company’s transfer agent, Equiniti Trust Company, LLC, as of March 30, 2026.

Name and Address	Amount of Beneficial Ownership (1)	Percentage of Class %

Sharon Ullman	480,200	3.41%
12567 West Cedar Drive, Suite 104
Lakewood, Colorado 80228-2039

Tawana Bain (2)	11,476,572	81.40%
411 South 4th Street Unit 70149
Louisville, Kentucky, 40270

All directors and officers as a group	11,956,772	84.80%

Granite Peak Resources, LLC (2)	11,476,572	81.40%
30 N Gould Street, Suite R
Sheridan, WY 82081

(1)	Except as otherwise indicated, each person possesses sole voting and investment power with respect to the shares shown as beneficially owned. Shares are deemed owned in the same percentage as the individual’s ownership in the entity owning such shares.

(*)	Less than 1%

(2)	Granite Peak Resources, LLC holds shares of the Company. TBAIN Group, LLC serves as Manager of Granite Peak Resources, LLC and in that capacity holds voting and dispositive power but not economic ownership over the shares held by Granite Peak Resources, LLC. Tawana Bain, the Company’s Chair and Chief Executive Officer, serves as Manager of TBAIN Group, LLC and by virtue of that role may be deemed to exercise voting and dispositive power over the shares held by Granite Peak Resources, LLC.

Equity Compensation Plans

As of December 31, 2025, the Company did not have any outstanding equity awards and did not maintain an active equity compensation plan.

The following table sets forth certain information regarding equity compensation plan information as of December 31, 2025:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (b)
Equity compensation plans approved by security holders	—	$—	—

Equity compensation plans not approved by security holders	—	$—	—

Total	—	$—	—

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

On December 31, 2025, GPR converted the remaining $1,727,152 (principal and accrued interest) into 1,644,906 shares of restricted common stock, at the conversion price of $1.05 per share, as provided in the Third Amendment.

As of December 31, 2025 the outstanding balance under the LOC consisted of $0 in principal and $0 in accrued interest. As of December 31, 2024, the outstanding balance was $425,589 in principal and $28,857 in accrued interest.

During the years ended December 31, 2025 and 2024, the Company received proceeds from convertible notes – related party of $1,180,258 and $77,100, respectively, under the LOC.

During the years ended December 31, 2025 and 2024, the Company recognized non-cash borrowings of $0 and $192,186, respectively, under the LOC. These amounts represent expenses paid directly by GPR on behalf of the Company and were recorded as increases to the LOC principal balance.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid or to be paid to M&K CPAS, PLLC (“M&K”) for professional services rendered for the years ended December 31, 2025 and 2024

Services	2025	2024
Audit fees	$66,500	$25,250
Audit related fees	-	-
All other fees	-	-
Total fees	$66,500	$25,250

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

Audit Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

All Other Fees — This category consists of fees for other miscellaneous items.

Pre-Approval Policies and Procedures

The Company does not currently utilize a formal audit committee as it has yet to formalize processes and controls that would provide proper Board oversight. Our Board approves each engagement for audit or non-audit services before we engage our independent auditor to provide those services. The Board has not established any pre-approval policies or procedures that would allow our management to engage our independent auditor to provide any specified services with only an obligation to notify the audit committee of the engagement for those services. None of the services provided by our independent auditors for fiscal year 2025 were obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation filed with the State of Nevada (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended 2010 filed on March 21, 2011).
3.2	Articles of Amendment, effective January 4, 2013 (incorporated by reference to Exhibit 99-3i03 to the Company’s Current Report on Form 8-K filed on March 13, 2013).
3.3	Amendment to the Articles of Incorporation and Plan of Conversion filed with the State of Colorado with effective dates of March 4 and March 5, 2013 (incorporated by reference to the Schedule 14C information filed on February 11, 2013).
3.4	Bylaws of Standard Gold, Inc. (incorporated by reference to Exhibit D to the Company’s Schedule 14C filed on February 11, 2013).
4.1**	Description of Securities registered with the Securities and Exchange Commission
10.1	Exchange Agreement, dated March 15, 2011, by and between the Company, Shea Mining & Milling, LLC, Afignis, LLC, Leslie Lucas Partners, LLC, Wits Basin Precious Minerals Inc. and Alfred A. Rapetti, (incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.2	Assignment and Assumption of Loan Documents and Loan Modification Agreement, dated March 15, 2011, by and between the Company, Shea Mining & Milling, LLC and NJB Mining, Inc, (incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.3	Term Loan Agreement, dated August 25, 2009, by and between Shea Mining & Milling, LLC and NJB Mining, Inc (assumed by the Company on March 15, 2011), (incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.4	Promissory Note, dated August 25, 2009, issued by Shea Mining & Milling, LLC to NJB Mining, Inc (assumed by the Company on March 15, 2011), (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.5	Deed of Trust and Security Agreement with Assignment of Rents and Fixture Filing, dated August 21, 2009, executed by Shea Mining & Milling, LLC in favor of NJB Mining, Inc (assumed by the Company on March 15, 2011), (incorporated by reference to Exhibit 10.17 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.6	Assignment of Lease and Rents, dated August 21, 2009, executed by Shea Mining & Milling, LLC in favor of NJB Mining, Inc (assumed by the Company on March 15, 2011), (incorporated by reference to Exhibit 10.18 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.7	Environmental Indemnity, dated August 25, 2009, by and between Shea Mining & Milling, LLC and NJB Mining, Inc (assumed by the Company on March 15, 2011), (incorporated by reference to Exhibit 10.19 to Form 10-K for the year ended December 31, 2010 (File No. 000-14319)).
10.15	Articles of Amendment to the Articles of Incorporation of Standard Gold, Inc. (incorporated by reference to Exhibit A to the Company’s Schedule 14C filed on February 11, 2013).
10.16	Plan of Conversion of Standard Gold, Inc., a Colorado corporation, into Standard Gold, Inc., a Nevada corporation (incorporated by reference to Exhibit B to the Company’s Schedule 14C filed on February 11, 2013).
10.17	Articles of Incorporation of Standard Gold, Inc. (incorporated by reference to Exhibit C to the Company’s Schedule 14C filed on February 11, 2013).
10.19	Statement of Correction (Document Number 20111157771) (incorporated by reference to Exhibit 3(i).01 to the Company’s Form 8-K filed on March 13, 2013).
10.20	Statement of Correction (Document Number 20111178093) (incorporated by reference to Exhibit 3(i).02 to the Company’s Form 8-K filed on March 13, 2013).
10.21	Articles of Amendment (Document Number 20131009270) (incorporated by reference to Exhibit 3(i).03 to the Company’s Form 8-K filed on March 13, 2013).
24**	Power of Attorney (included on the signature page hereto).
31.1**	Certification of Tawana Bain, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Luke McPherson, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation
101.DEF**	Inline XBRL Taxonomy Extension Definition
101.LAB**	Inline XBRL Taxonomy Extension Label
101.PRE**	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File. (formatted as Inline XBRL and contained in Exhibit 101).

**	Filed herewith electronically

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CLEAN RESOURCES GROUP, INC.

Dated: March 31, 2026	By:	/s/ TAWANA BAIN
Tawana Bain
Chief Executive Officer, Director and Chairwoman

Each person whose signature to this Annual Report appears below hereby constitutes and appoints Tawana Bain and Luke McPherson as their true and lawful attorney-in-fact and agent, with full power of substitution, to sign on their behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments to this Annual Report and any and all instruments or documents filed as part of or in connection with this Annual Report or the amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or their substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company, in the capacities and dates indicated.

Name	Title	Date

/s/ TAWANA BAIN	Chief Executive Officer, Director and Chairwoman	March 31, 2026
Tawana Bain

/s/ LUKE MCPHERSON	Chief Financial Officer	March 31, 2026
Luke McPherson

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERICAN CLEAN RESOURCES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2025 AND 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of American Clean Resources Group, Inc.,

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of American Clean Resources Group, Inc. (the Company) as of December 31, 2025 and 2024 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the two years-ended December 31, 2025 and 2024 and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the two-years ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company suffered recurring losses, a large accumulated deficit as of December 31, 2025 and has no revenues to fully fund the operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As discussed in Note 2, the Company has incurred recurring losses and as of December 31, 2025, had an accumulated deficit of $115,474,299 and no revenues for either audited year.

To evaluate the appropriateness of the going concern, we examined and evaluated the financial information along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2025

The Woodlands, Texas

March 31, 2026

PCAOB ID #2738

American Clean Resources Group, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash	$5,296	$719
Prepaid expenses	42,389	10,000
Total current assets	47,685	10,719

Mineral rights	3,883,524	3,883,524
Right-of-use asset - related party	17,283	-
Total assets	$3,948,492	$3,894,243

Liabilities and stockholders’ deficit
Accounts payable	$1,742,657	$1,528,366
Accounts payable - related party	45,155	190,858
Accrued expenses	41,030	-
Accrued expenses - related party	7,500	-
Accrued interest	2,508,959	2,077,700
Accrued interest - related party	-	28,857
Promissory note	105,000	-
Operating lease liability - related party	7,402	-
Convertible promissory notes - related party	-	425,588
Total current liabilities	4,457,703	4,251,369
Operating lease liability - related party, non-current	10,685	-
Total liabilities	4,468,388	4,251,369

Commitments and contingencies (Note 8)

Preferred stock, 50,000,000 shares authorized Series A, $.001 par value, 10,000,000 shares issued and outstanding as of December 31, 2025 and 2024.	10,000,000	10,000,000

Stockholders’ deficit:

Common stock, $0.001 par value, 500,000,000 shares authorized: 14,099,393 and 13,912,237 issued and outstanding as of December 31, 2025 and 2024, respectively.	14,099	13,912
Additional paid-in capital	104,940,304	103,182,899
Accumulated deficit	(115,474,299)	(113,553,937)
Total stockholders’ deficit	(10,519,896)	(10,357,126)
Total liabilities and stockholders’ deficit	$3,948,492	$3,894,243

The accompanying footnotes are an integral part of these consolidated financial statements.

American Clean Resources Group, Inc.

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2025	2024
Operating expenses:
General and administrative expenses	$1,406,459	$992,142
Impairment Expense	-	4,574,871
Total operating expenses	1,406,459	5,567,013

Loss from operations	(1,406,459)	(5,567,013)

Other income (expense):
Other income	9,805	13,661
Interest expense	(523,708)	(379,198)
Total other expense, net	(513,903)	(365,537)

Loss before income tax provision	(1,920,362)	(5,932,550)

Income tax provision	-	-

Net loss	$(1,920,362)	$(5,932,550)

Basic and diluted net loss per common share	$(0.14)	$(0.43)

Basic and diluted weighted average common shares outstanding	13,754,724	13,907,705

The accompanying footnotes are an integral part of these consolidated financial statements.

American Clean Resources Group, Inc.

Consolidated Statements of Change in Stockholders’ Deficit

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2024	13,912,237	$13,912	$103,182,899	$(113,553,937)	$(10,357,126)
Issuance of common stock for conversion of debt and interest	1,644,906	1,645	1,725,506	-	1,727,151
Common Stock Issued for Services	12,250	12	40,971	-	40,983
Retirement of shares	(1,470,000)	(1,470)	(9,072)	-	(10,542)
Net Loss	-	-	-	(1,920,362)	(1,920,362)
Balance, December 31, 2025	14,099,393	$14,099	$104,940,034	$(115,474,299)	$(10,519,896)

The accompanying footnotes are an integral part of these consolidated financial statements.

American Clean Resources Group, Inc.

Consolidated Statements of Change in Stockholders’ Deficit

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
	RESTATED	RESTATED	RESTATED	RESTATED	RESTATED
Balance, December 31, 2023	13,907,437	$13,908	$103,144,615	$(107,621,387)	$(4,462,864)
Common Stock Issued for Services	4,800	4	38,284	-	38,288
Net Loss	-	-	-	(5,932,550)	(5,932,550)
Balance, December 31, 2024	13,912,237	$13,912	$103,182,899	$(113,553,937)	$(10,357,126)

The accompanying footnotes are an integral part of these consolidated financial statements.

American Clean Resources Group, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,920,362)	$(5,932,550)
Adjustments to reconcile net loss to cash flows used in operating activities:
Amortization expense	-	333,848
Common stock issued for services	40,983	38,288
Amortization of operating right of use assets	5,761	-
Impairment Expense	-	4,574,871
Changes in operating assets and liabilities:
Prepaid expenses	(32,389)	(3,226)
Accounts payable	114,291	525,889
Accounts payable - related party	73,755	(29,104)
Accrued expenses	41,030	-
Accrued expenses - related party	7,500	-
Accrued interest	431,259	351,490
Accrued interest - related parties	92,448	27,708
Operating lease liabilities	(4,957)	-
Net cash used in operating activities	(1,150,681)	(112,786)

Cash flows from financing activities:
Proceeds from convertible notes - related party	1,180,258	77,100
Repayments of promissory note	(25,000)	-
Net cash provided by financing activities	1,155,258	77,100

Net increase (decrease) in Cash	4,577	(35,686)
Cash, beginning of period	719	36,405
Cash, end of period	$5,296	$719

Noncash investing and financing activity:
Payments made by related party on behalf of the Company	$-	$192,186
Issuance of common stock for conversion of convertible promissory note payable - related party	$1,727,151	$-
Acquisition of assets through operating leases	$23,044	$-
Promissory note assumed for consideration of retirement of shares from SWISS transaction	$105,000	$-
Accounts payable - related party extinguished in connection of retirement of shares from SWISS transaction	$194,458	$-
Accounts payable assumed in connection of retirement of shares from SWISS transaction	$100,000	$-

The accompanying footnotes are an integral part of these consolidated financial statements.

AMERICAN CLEAN RESOURCES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and as of December 31, 2025, had an accumulated deficit of $115,474,299. For the year ended December 31, 2025, the Company sustained a net loss of $1,920,362. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date these financial statements were issued. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. The Company will continue to seek to raise additional funding through debt or equity financing during the next twelve months from the date of issuance of these financial statements. There is no guarantee the Company will be successful in achieving obtaining additional funding and may have to cease operations.

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

Cash

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include bank demand deposits, marketable securities with maturities of three months or less at purchase, and money market funds that invest primarily in certificates of deposits, commercial paper and U.S. government and U.S. government agency obligations. Cash equivalents are reported at fair value. The Company had no cash equivalents as of December 31, 2025 and 2024.

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

Leases

The Company reviews all arrangements for potential leases, and at inception, determines whether a lease is an operating or finance lease. Lease assets and liabilities, which generally represent the present value of future minimum lease payments over the term of the lease, are recognized as of the commencement date. Leases with an initial lease term of twelve months or less are classified as short-term leases and are not recognized in the balance sheets unless the lease contains a purchase option that is reasonably certain to be exercised.

Lease term, discount rate, variable lease costs and future minimum lease payment determinations require the use of judgment and are based on the facts and circumstances related to the specific lease. Lease terms are generally based on their initial non-cancellable terms, unless there is a renewal option that is reasonably certain to be exercised. Various factors, including economic incentives, intent, past history and business needs are considered to determine if a renewal option is reasonably certain to be exercised. The implicit rate in a lease agreement is used when it can be determined to value the lease obligation. Otherwise, the Company’s incremental borrowing rate, which is based on information available as of the lease commencement date, including applicable lease terms and the current economic environment, is used to determine the value of the lease obligation.

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

Revenue Recognition

As of December 31, 2025, we have recorded no revenues from custom permitted processing toll milling. If we achieve revenue generation, the Company plans to report such revenues consistent with ASC Topic 606 Revenues from Contracts with Customers. The Company recognizes revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Significant judgments are required in determining the transaction price and the timing of revenue recognition.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. Cash and cash equivalents of the Company are exposed to credit risk, subject to federal deposit insurance, in the event of default by the financial institutions holding its cash and cash equivalents to the extent of amounts recorded on the balance sheet. The cash accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2025 and 2024, the Company’s cash balance did not exceed the FDIC insured limit.

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

As of December 31, 2025 and 2024, the Company convertible promissory note – related party was convertible into 0 and 432,805 shares of common stock, respectively.

Recently issued accounting pronouncements not yet adopted

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires disaggregated information about our effective tax rate reconciliation as well as information on income taxes paid. The guidance will first be effective in our annual disclosures for the year ending December 31, 2025, and should be applied on a prospective basis with the option to apply retrospectively. Early adoption is permitted. The Company is in the process of assessing the impact of ASU 2023-09 on our disclosures.

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires disclosure of the nature of expenses included in the income statement in response to longstanding requests from investors for more information about an entity’s expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement and disclosures about selling expenses. ASU 2024-03 will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating ASU 2024-03 and does not expect it to have a material effect on the Company’s consolidated financial statements.

In May 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“VIE”), which provides clarifying guidance on determining the accounting acquirer in certain transactions involving VIEs. The update aims to improve consistency and comparability in financial reporting. The guidance will be effective for annual periods beginning after December 15, 2026, including interim periods within those annual periods. Early adoption is permitted. Upon adoption, the guidance will be applied prospectively. The Company is currently evaluating the provisions of the amendments and the impact on its future financial statements.

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

During the years ended December 31, 2025 and 2024, the Company recorded total amortization expense of $0 and $333,848, respectively. Amortization expense is included in general and administrative expenses in the consolidated statements of operations.

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

On November 21, 2025, the Company entered into a Rescission Agreement with LaunchIT LLC to unwind the Company’s prior acquisition of SWIS LLC, which had been completed in September 2023 and accounted for as an asset acquisition. Under the terms of the Rescission Agreement, LaunchIT returned 1,470,000 shares of the Company’s common stock to the Company. These shares were retired and canceled by the Company, resulting in a permanent reduction in the number of issued and outstanding shares.

In exchange, the Company transferred 100% of the equity interests in SWIS LLC back to LaunchIT, effective as of November 21, 2025. The Company also agreed to provide LaunchIT total consideration of $230,000, consisting of (i) $25,000 paid at closing, (ii) $100,000 paid in early December 2025, and (iii) a $105,000 promissory note payable in four equal monthly installments during the first quarter of 2026.

As a result of the rescission, the Company deconsolidated SWIS LLC as of November 21, 2025, and removed SWIS’s assets and liabilities from the consolidated balance sheet as of that date. Because the SWIS acquisition was originally accounted for as an asset acquisition and substantially all of the purchase consideration had been allocated to a developed technology intangible asset that was fully impaired during the year ended December 31, 2024, the rescission did not result in a material impact on the Company’s consolidated results of operations for the year ended December 31, 2025.

No gain or loss was recognized in connection with the rescission. The transaction was accounted for as an equity transaction with a former shareholder in accordance with ASC 810 and ASC 505. In the consolidated statement of stockholders’ equity, the retirement of the 1,470,000 returned shares is reflected as a reduction of common stock and additional paid-in capital of $10,542. Following the rescission, the Company has no continuing ownership interest in SWIS LLC and no ongoing operational involvement with that entity, other than the outstanding promissory note payable to LaunchIT.

5.	Operating Lease – Related Party

The Company leases its principal office space from SMS Lakewood, LLC (“SMS”), an entity that is an affiliate of Granite Peak Resources, LLC, the Company’s majority stockholder, and therefore an affiliate of the Company’s Chief Executive Officer. Effective April 1, 2025, the Company entered into a three-year non-cancelable operating lease with SMS for approximately 409 square feet of office space located at 12567 West Cedar Drive, Suite 104, Lakewood, Colorado. The lease term extends through March 31, 2028 and does not include renewal options. Base monthly rent under the lease is $579, plus approximately $110 per month for common area maintenance (“CAM”) and taxes, for a total monthly payment of approximately $690. The lease is classified as an operating lease under ASC 842. The Company used an 8% incremental borrowing rate to calculate the present value of lease payments, as the rate implicit in the lease was not readily determinable.

As of December 31, 2025, the operating lease ROU asset related to the SMS office lease was $17,283, and the associated operating lease liabilities totaled $18,087, of which $7,402 was classified as current and $10,685 was classified as long-term. The excess of the lease liability over the ROU asset primarily reflects prepaid rent and initial direct costs, which are amortized over the lease term.

For the year ended December 31, 2025, the Company recognized total lease cost of approximately $7,013, consisting of $5,761 of amortization of the ROU asset and $1,252 of interest on the lease liability. Lease cost is included in general and administrative expenses. Cash paid for amounts included in the measurement of the operating lease liability was approximately $6,209 during 2025, reflecting nine months of rent and CAM payments.

The following table presents the undiscounted future lease payments for the related-party operating lease and a reconciliation to the operating lease liability as of December 31, 2025:

Year Ending December 31	Future Lease Payments
2026	$8,585
2027	8,994
2028	2,274
Total undiscounted payments	19,853
Less: imputed interest (8%)	(1,766)
Present value of operating lease liability	$18,087

All lease obligations above relate to a related-party operating lease. The Company had no other operating or finance lease commitments as of December 31, 2025.

6.	Debt

Convertible Promissory Notes Payable – Related Party

On March 16, 2020, the Company entered into a Line of Credit (“LOC”) agreement with Granite Peak Resources, LLC (“GPR”), a related party and the Company’s majority stockholder. The LOC, as amended from time to time, provided for borrowings of up to $52.5 million, accrued interest at 10% per annum, was secured by substantially all of the Company’s assets, and was convertible into common stock at a conversion price of $1.05 per share, and had a final contractual maturity date of March 16, 2027

Between 2021 and 2023, the LOC was amended to, among other things, increase borrowing capacity, extend maturity, reduce the conversion price, and consolidate certain defaulted obligations previously acquired by GPR, including the Tina Gregerson promissory note, the Peter Krupp promissory note, the Stephen Flechner judgment, and the Pure Path Capital Senior Secured Convertible Promissory Note. The Company evaluated these amendments under ASC 470 and determined that the amendments constituted debt extinguishments. No gain or loss was recognized, as the reacquisition price equaled the carrying amount of the extinguished debt.

During 2023, GPR converted an aggregate of $10,219,551 of principal and accrued interest under the LOC into 10,244,230 shares of restricted common stock. On December 31, 2025, GPR converted the remaining $1,727,152 of principal and accrued interest into 1,644,906 shares of restricted common stock at the contractual conversion price of $1.05 per share.

As of December 31, 2025, there was no outstanding principal or accrued interest under the LOC. As of December 31, 2024, the outstanding balance under the LOC consisted of $425,589 in principal and $28,857 in accrued interest.

During the years ended December 31, 2025 and 2024, the Company received cash proceeds of $1,180,258 and $77,100, respectively, under the LOC. During the years ended December 31, 2025 and 2024, the Company also recognized non-cash borrowings of $0 and $192,186, respectively, representing Company expenses paid directly by GPR on the Company’s behalf and recorded as increases to the LOC principal balance.

7.	Related Parties

The Company has entered into a number of transactions with related parties that have materially affected its liquidity, capital structure, and ownership. These related parties include Granite Peak Resources, LLC (“GPR”), entities affiliated with GPR, former significant stockholders, and executive consultants.

Granite Peak Resources, LLC

Granite Peak Resources, LLC (“GPR”) is an entity controlled by the Company’s Chair and Chief Executive Officer, Tawana Bain, and is the Company’s controlling stockholder. As of December 31, 2025, GPR beneficially owned 11,476,572 shares of the Company’s common stock, representing approximately 81.4% of the Company’s outstanding common stock.

Line of Credit and Related-Party Financing

On March 16, 2020, the Company entered into a Line of Credit (“LOC”) agreement with GPR to provide working capital and fund operating expenses. Under the LOC, GPR also paid certain expenses directly on behalf of the Company to support its operations. The LOC was amended multiple times to increase borrowing capacity, extend maturity dates, modify conversion terms, and consolidate other outstanding obligations.

During 2019 and 2021, GPR acquired several outstanding debt instruments and judgments originally held by third parties, including the Tina Gregerson promissory note, the Peter Krupp promissory note, the Pure Path Capital senior secured convertible promissory note, and the Stephen E. Flechner judgment. These obligations were subsequently consolidated into the LOC pursuant to amendments executed on January 5, 2023 (Second Amendment) and June 12, 2023 (Third Amendment).

Pursuant to the Third Amendment, the LOC bore interest at 10% per annum and was secured by substantially all of the Company’s assets, including the equity interests of its subsidiary entities.

Debt-to-Equity Conversions

On August 2, 2023 and August 15, 2023, GPR converted an aggregate of $10,219,551 of principal and accrued interest under the LOC into 10,244,230 shares of restricted common stock at a conversion price of $1.05 per share. As a result of these conversions, GPR became the Company’s majority stockholder.

On December 31, 2025, GPR converted an additional $1,727,152 of principal and accrued interest under the LOC into 1,644,906 shares of restricted common stock at a conversion price of $1.05 per share. Following this conversion, all outstanding principal and accrued interest under the LOC were fully extinguished.

During the year ended December 31, 2025, the Company recorded $1,180,258 in proceeds from convertible notes – related party, all of which were added to the LOC balance prior to its conversion. As of December 31, 2025, there were no outstanding balances owed to GPR under the LOC or any related-party promissory notes.

Related-Party Operating Lease – Office Premises

The Company also leases its principal office space from SMS Lakewood, LLC, an affiliate of its majority stockholder. See Note 5 – Operating Lease – Related Party for a description of the lease terms, balances, and related-party considerations.

Sustainable Metals Solutions, LLC

On January 10, 2022, the Company entered into a definitive agreement to acquire a controlling interest in Sustainable Metals Solutions, LLC (“SMS”), a company majority-owned by GPR. SMS is an environmental development platform focused on producing carbon-neutral precious metals and minerals. The purchase price for the controlling interest will be determined based on the Company’s common stock price on the closing date, which will be mutually agreed upon once all closing conditions are satisfied. Additional details are provided in Note 9 – Commitments and Contingencies.

Launch IT, LLC and SWIS Rescission

On September 13, 2023, the Company acquired a 100% interest in SWIS, L.L.C. (“SWIS”) by assuming certain liabilities and issuing 1,500,000 shares of restricted common stock to its former owner, Launch IT, LLC (“Launch IT”). As a result of the transaction, Launch IT became a significant stockholder of the Company.

In connection with the acquisition, the Company retained AJ Miller and Chris Laveson, former owners of Launch IT, to continue supporting the SWIS business. Mr. Miller served as an officer of SWIS and Mr. Laveson served as a manager of a SWIS subsidiary following the acquisition. Each held 500,000 shares of the Company’s restricted common stock.

On November 21, 2025, the Company and Launch IT entered into a definitive agreement to rescind the prior SWIS transaction. Pursuant to the rescission agreement, Launch IT returned 1,470,000 shares of the Company’s common stock to the Company for cancellation, resulting in a permanent reduction of issued and outstanding shares. The Company transferred 100% of the equity interests in SWIS back to Launch IT, effective as of the closing date.

In exchange, the Company agreed to provide Launch IT total consideration of $230,000, consisting of an initial cash payment of $25,000 paid during the fourth quarter of 2025, additional cash consideration contractually due but unpaid as of December 31, 2025, and a short-term promissory note with an initial principal balance of $105,000. The promissory note bears no stated interest unless in default and is payable in four equal monthly installments of $26,250 due on January 1, February 1, March 1, and April 1, 2026. As of December 31, 2025, the outstanding principal balance of the note was $105,000 and was recorded in current liabilities as “Promissory note.

Related Party Transactions

The Company engages certain individuals as independent contractors to provide executive and strategic services. These individuals are considered related parties due to their roles as executive officers or their involvement in the Company’s strategic decision-making.

Accounts payable and accrued expenses include amounts due to related parties comprised primarily of fees for executive consulting services. As of December 31, 2025 and 2024, accounts payable to related parties totaled $45,155 and $190,858, respectively. Accrued expenses due to related parties totaled $41,030 as of December 31, 2025 and $0 as of December 31, 2024.

All related party balances are unsecured, non-interest bearing, and due on demand.

8.	Stockholders’ Deficit and Mezzanine Equity

Preferred Stock

The Series A Preferred Stock is classified as mezzanine equity because, upon the occurrence of certain contingent events outside the Company’s control, the holders may require redemption for cash at the Liquidation Value

Attributes of Series A Preferred Stock include but are not limited to the following:

Distribution in Liquidation

The Series A Preferred Stock has a liquidation preference of $10,000,000, payable only upon certain liquidity events or upon the achievement of a market value of our equity equaling $200,000,000 or more. Upon any liquidation, dissolution or winding up of the Company, and after paying or adequately providing for the payment of all its obligations, the remainder of the assets of the Company shall be distributed, either in cash or in kind, first pro rata to the holders of the Series A Preferred Stock in an amount equal to the Liquidation Value (as described below); then, to any other series of Preferred Stock, until an amount to be determined by a resolution of the Board of Directors prior to issuances of such Preferred Stock, has been distributed per share, and, then, the remainder pro rata to the holders of the Common Stock. Upon the occurrence of any Liquidation Event (as defined below), each holder of Series A Preferred Stock is entitled to receive a payment equal to the Original Issue Price per share (the “Liquidation Value”). A “Liquidation Event” will have occurred when:

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

Common Stock

As of December 31, 2025 and 2024, the Company is authorized to issue 500,000,000 shares of common stock at a par value of $0.001 per share.

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

Common Stock Issuances, Stock-Based Compensation, and Retirements

The following table summarizes the Company’s issuances and (retirement) of common stock during the years ended December 31, 2025 and 2024:

			Fair Value
Date	Shares Issued	Purpose	per Share(1)		Total Value
Q2 2024	300	Advisory Board	$6.50	(2)	$1,950
Q3 2024	3,300	Advisory Board	8.65	(2)	28,538
Q3 2025	1,350	Advisory Board	5.05	(2)	6,818
Q3 2025	750	Development Committee	5.05	(2)	3,788
Q3 2025	2,550	Advisory Board	2.00	(2)	5,100
Q3 2025	4,125	Development Committee	2.00	(2)	8,250
Q4 2025	1,350	Advisory Board	4.90	(2)	6,615
Q4 2025	2,125	Development Committee	4.90	(2)	10,413
Q4 2025	(1,470,000)	Retirement of shares	N/A	(3)	2,940,000
Q4 2025	1,644,906	Conversion of shares from LOC	1.05	(4)	1,727,152

1)	Fair Value Basis: The fair value per share was determined based on the closing market price on the date of issuance or the agreed-upon conversion price under the applicable agreement.

2)	Stock-Based Compensation – Advisory Board and Development Committee: The Company issues restricted shares of common stock to members of its Advisory Board and Development Committee as compensation for advisory, strategic, and development-related services. Such awards are non-employee stock-based compensation arrangements and are accounted for in accordance with ASC 718, Compensation—Stock Compensation. The fair value of the shares issued is measured on the grant date based on the closing market price of the Company’s common stock and is recognized as stock-based compensation expense over the period in which the related services are rendered. All shares issued under these arrangements are fully vested upon issuance and are subject to the terms of the applicable advisory or committee agreements.

3)	Retirement of Shares: In November 2025, 1,470,000 shares of common stock previously issued to Launch IT, LLC were returned to the Company and cancelled in connection with the rescission of the SWIS LLC transaction. The retirement was accounted for as a reduction of common stock and additional paid-in capital.

4)	Conversion of Debt: On December 31, 2025, 1,644,906 shares of common stock were issued to Granite Peak Resources, LLC upon conversion of $1,727,152 of principal and accrued interest under the related-party line of credit at an implied conversion price of $1.05 per share.

During the year ended December 31, 2025, the Company’s outstanding common stock changed significantly due to non-cash equity transactions. In the fourth quarter of 2025, the Company issued 1,644,906 shares of common stock to Granite Peak Resources, LLC in connection with the conversion of principal and accrued interest under a related-party line of credit. During the same period, 1,470,000 shares of common stock were returned to the Company and retired in connection with the rescission of the SWIS LLC transaction. After giving effect to these transactions and other immaterial issuances for services, the Company had 14,099,393 shares of common stock issued and outstanding as of December 31, 2025.

All issuances were accounted for in accordance with ASC 505-10 (Equity) and ASC 718 (Compensation—Stock Compensation), as applicable. No gain or loss was recognized on the debt conversions, as the carrying amount of the debt equaled the fair value of the equity issued. Advisory Board compensation was recorded as general and administrative expense, with a corresponding credit to additional paid-in capital.

9.	Commitments and Contingencies

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

Definitive Documents:

The Parties will work together to draft definitive documents including the formation of the joint venture and its governing documents.

10.	Income Taxes

The components of income tax expense for the years ended December 31, 2025, and 2024 consist of the following:

	2025	2024
Current tax provision	$—	$—
Deferred tax benefit	(393,160)	(1,196,480)
Valuation allowance	393,160	1,196,480
Total income tax provision	$—	$—

Reconciliations between the statutory rate and the effective tax rate for the years ended December 31, 2025, and 2024 consist as follows:

	2025	2024
Federal statutory tax rate	(21.0)%	(21.0)%
Prior period adjustment	—%	—%
Valuation allowance	21.0%	21.0%
Effective tax rate	—	—

Significant components of the Company’s deferred tax assets as of December 31, 2025 and 2024 are summarized below. The calculations presented below reflect the new U.S. federal statutory corporate tax rate of 21% effective January 1, 2018.

	2025	2024
Deferred tax assets:
Net operating loss carry forwards	$8,016,061	$7,480,898
Impairment of assets	7,901,460	7,901,460
Stock based compensation	2,126,539	2,126,539
Loss on settlement of debt	—	(25,572)
Total deferred tax asset	18,044,060	17,483,325
Valuation allowance	(18,044,060)	(17,483,325)
	$—	$—

As of December 31, 2025, the Company had approximately $38,172,000 of federal net operating loss carry forwards. These carry forwards, if not used, will begin to expire in 2028. Future utilization of their net operating loss carry forwards is subject to certain limitations under Section 382 of the Internal Revenue Code. The Company believes that the issuance of their common stock in exchange for the Shea Mining and Milling properties in March of 2011 resulted in an “ownership change” under the rules and regulations of Section 382. Accordingly, the Company’s ability to utilize their net operating losses of $69,000,000 generated prior to this date is limited to approximately $1,000,000 annually.

As of December 31, 2025, we do not believe any of our net operating loss carry forward consists of deductions generated by the exercise of warrants or options to purchase our stock. In the future, the stock options referenced in the above table of deferred tax items may be exercised and we may receive a tax deduction. To the extent that the tax deduction is included in a net operating loss carry forward and is in excess of amounts recognized for book purposes, no benefit will be recognized until the loss carry forward is recognized. Upon utilization and realization of the carry forward, the corresponding change in the deferred asset and valuation allowance will be recorded as additional paid-in capital.

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

11.	Segment Information

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

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company had the following subsequent events.

On February 27, 2026, the Company’s Board of Directors appointed Luke McPherson as Chief Financial Officer. Mr. McPherson succeeded Sharon Ullman, who transitioned from her role as Chief Financial Officer to a newly created role as Chief Registrar & Shareholder Officer effective the same date.

In connection with Mr. McPherson’s appointment, the Company and Mr. McPherson agreed in principle to an equity-based compensation arrangement, subject to approval by the Board of Directors. The terms of any such arrangement will be finalized and disclosed in a subsequent filing once approved.