Form 10-Q
period 2026-03-31
American Clean Resources Group, Inc.
filed 2026-05-20
CIK 773717

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended March 31, 2026

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

On May 19, 2026, there were 14,101,318 shares of the registrant’s common stock, $0.001 par value share, issued and outstanding.

Documents Incorporated by Reference: None.

AMERICAN CLEAN RESOURCES GROUP, INC.

Quarterly Report on Form 10-Q

For the Three Months Ended March 31, 2026

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

 American Clean Resources Group, Inc.

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash	$1,544	$5,296
Prepaid expenses	25,242	42,389
Total current assets	26,786	47,685

Mineral rights	3,883,524	3,883,524
Right-of-use asset - related party	15,363	17,283
Total assets	$3,925,673	$3,948,492

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
Accounts payable	$1,742,564	$1,742,657
Accounts payable - related party	58,190	45,155
Accrued expenses	23,747	41,030
Accrued expenses - related party	5,000	7,500
Accrued interest	2,625,926	2,508,959
Accrued interest - related party	2,742	-
Promissory note	105,000	105,000
Operating lease liability - related party	7,654	7,402
Convertible promissory notes - related party	272,114	-
Total current liabilities	4,842,937	4,457,703
Operating lease liability - related party, non-current	8,714	10,685
Total liabilities	4,851,651	4,468,388

Commitments and contingencies (Note 8)

Preferred stock, 50,000,000 shares authorized Series A, $.001 par value, 10,000,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025.	10,000,000	10,000,000

Stockholders’ deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized: 14,101,318 and 14,099,393 issued and outstanding as of March 31, 2026, and December 31, 2025, respectively.	14,101	14,099
Additional paid-in capital	104,956,568	104,940,304
Accumulated deficit	(115,896,647)	(115,474,299)
Total stockholders’ deficit	(10,925,978)	(10,519,896)
Total liabilities and stockholders’ deficit	$3,925,673	$3,948,492

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

American Clean Resources Group, Inc.

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended
	March 31,
	2026	2025
Operating expenses:
General and administrative expenses	$305,084	$294,932
Total operating expenses	305,084	294,932

Loss from operations	(305,084)	(294,932)

Other income (expense):
Other income	2,445	2,414
Interest expense	(119,709)	(105,123)
Total other expense, net	(117,264)	(102,709)

Loss before income tax provision	(422,348)	(397,641)

Income tax provision	-	-

Net loss	$(422,348)	$(397,641)

Basic and diluted net loss per common share	$(0.03)	$(0.03)

Basic and diluted weighted average common shares outstanding	14,099,393	13,907,705

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

American Clean Resources Group, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2024	13,912,237	$13,912	$103,182,899	$(113,553,937)	$(10,357,126)
Net Loss	-	-	-	(397,641)	(397,641)
Balance, March 31, 2025	13,912,237	$13,912	$103,182,899	$(113,951,578)	$(10,754,767)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2025	14,099,393	$14,099	$104,940,304	$(115,474,299)	$(10,519,896)
Common Stock Issued for Services	1,925	2	16,264	-	16,266
Net Loss	-	-	-	(422,348)	(422,348)
Balance, March 31, 2026	14,101,318	$14,101	$104,956,568	$(115,896,647)	$(10,925,978)

 The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

American Clean Resources Group, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(422,348)	$(397,641)
Adjustments to reconcile net loss to cash flows used in operating activities:
Common stock issued for services	16,266	-
Amortization of operating right of use assets	1,921	-
Changes in operating assets and liabilities:
Prepaid expenses	17,147	10,000
Accounts payable	(93)	44,715
Accounts payable - related party	13,035	-
Accrued expenses	(17,283)	-
Accrued expenses - related party	(2,500)	-
Accrued interest	116,967	94,629
Accrued interest - related parties	2,742	10,494
Operating lease liabilities	(1,720)	-
Net cash used in operating activities	(275,866)	(237,803)

Cash flows from financing activities:
Proceeds from convertible notes - related party	272,114	239,203
Net cash provided by financing activities	272,114	239,203

Net (decrease) increase in Cash	(3,752)	1,400
Cash, beginning of period	5,296	719
Cash, end of period	$1,544	$2,119

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

AMERICAN CLEAN RESOURCES GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

During the fourth quarter of 2025, the Company rescinded its prior acquisition of SWIS LLC and deconsolidated the entity effective November 21, 2025. As a result, SWIS LLC is not included in the consolidated financial statements as of and for the three months ended March 31, 2026. The comparative period ended March 31, 2025 did not include material assets, liabilities, or results of operations attributable to SWIS LLC.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Changes in circumstances could cause actual results to differ materially from these estimates.

Changes in Accounting Policies

We have consistently applied the accounting policies for the periods presented as described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2025.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and as of March 31, 2026, had an accumulated deficit of $115,896,647. For the three months ended March 31, 2026, the Company sustained a net loss of $422,348. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date these financial statements were issued. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. The Company will continue to seek to raise additional funding through debt or equity financing during the next twelve months from the date of issuance of these financial statements. There is no guarantee the Company will be successful in obtaining additional funding and may have to cease operations.

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

As of March 31, 2026 and December 31, 2025, the Company convertible promissory note – related party was convertible into 261,767 and 0 shares of common stock, respectively.

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

The Company evaluates its mineral rights for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with ASC 360-10. During Q1 2026, management performed a qualitative assessment considering current commodity prices, the status of permitting activities, the condition of the underlying property, and the Company’s intent and ability to develop the property. Based on this assessment, management concluded that no indicators of impairment existed and the carrying value of $3,883,524 was recoverable as of March 31, 2026.

4.	Operating Lease – Related Party

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

As of March 31, 2026, the operating lease ROU asset related to the SMS office lease was $15,363, and the associated operating lease liabilities totaled $16,368, of which $7,654 was classified as current and $8,714 was classified as long-term. The excess of the lease liability over the ROU asset primarily reflects prepaid rent and initial direct costs, which are amortized over the lease term.

For the three months ended March 31, 2026, the Company recognized total lease cost of approximately $2,271, consisting of $1,921 of amortization of the ROU asset and $350 of interest on the lease liability. Lease cost is included in general and administrative expenses.

The following table presents the undiscounted future lease payments for the related-party operating lease and a reconciliation to the operating lease liability as of March 31, 2026:

Fiscal Year	Future Lease Payments
Remainder of 2026	$6,515
2027	8,994
2028	2,274
Total undiscounted payments	17,783
Less: imputed interest (8%)	(1,415)
Present value of operating lease liability	$16,368

All lease obligations above relate to a related-party operating lease. The Company had no other operating or finance lease commitments as of March 31, 2026.

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

For the three months ended March 31, 2026 and 2025, the Company received cash proceeds of $272,114 and $239,203, respectively, under the LOC. As of March 31, 2026, outstanding principal and accrued interest owed to GPR under the LOC totaled $272,114 and $2,742, respectively. As of December 31, 2025, there was no outstanding principal or accrued interest under the LOC.

Promissory Note  – LaunchIT

In November 2025, the Company entered into a Share Return, Payment, and SWIS LLC Transfer Agreement (the “LaunchIT Agreement”) with LaunchIT LLC (“LaunchIT”), pursuant to which the Company rescinded its prior acquisition of SWIS LLC. Total consideration payable to LaunchIT under the LaunchIT Agreement was $230,000, consisting of an advance payment of $125,000 (the “Advance”) and a promissory note dated November 21, 2025 in the original principal amount of $105,000 (the “LaunchIT Note”). The LaunchIT Note bore no stated interest unless in default and was originally payable in four equal monthly installments of $26,250, due January 1 through April 1, 2026. Upon default, overdue amounts accrue interest at 15% per annum and a late fee of $2,500 per missed installment is payable.

The Company and LaunchIT engaged in good-faith discussions during the quarter regarding the restructuring of the obligation under the LaunchIT Note. The scheduled installment payments due January 1, February 1, March 1, and April 1, 2026 were not made on their original due dates, and the LaunchIT Note was therefore in default as of March 31, 2026. These discussions culminated in the execution of a First Amendment to Promissory Note and Waiver of Default on May 19, 2026 (described under “Subsequent Amendment and Waiver of Default” below). As of March 31, 2026, the LaunchIT Note principal of $105,000 is classified as a current liability, the outstanding Advance balance of $75,000 is included within accounts payable, and accrued late fees and default interest of $9,272 are included within accrued interest on the condensed consolidated balance sheet. LaunchIT has not declared acceleration, commenced any enforcement action, or filed any lien against the Company in connection with the obligation.

Subsequent Amendment and Waiver of Default

On May 19, 2026, the Company and LaunchIT entered into a First Amendment to Promissory Note and Waiver of Default (the “Amendment”). Pursuant to the Amendment, the Company paid LaunchIT $15,000 and the parties agreed to consolidate the outstanding obligations under the LaunchIT Agreement into an amended principal balance of $165,000. LaunchIT conditionally waived the existing defaults and suspended accrued default interest through the amendment effective date, in each case subject to reinstatement upon a “Springing Default” as described below. Late fees of $2,500 per month continue to accrue under the original terms of the LaunchIT Note. A conditional resolution discount of $10,000 will be applied upon full and timely payment of all amounts due, subject to clawback upon a Springing Default.

Under the amended payment schedule, the Company is required to make six monthly installments of $5,000 each, payable on the last day of each calendar month from June 30, 2026 through November 30, 2026, with a final payment of $162,500 due on or before December 31, 2026 (the “Amended Maturity Date”). A Springing Default occurs if the Company fails to pay two consecutive monthly installments or fails to pay the remaining balance by the Amended Maturity Date. Upon a Springing Default, all waivers and interest suspensions terminate, the suspended default interest retroactively reinstates at 15% per annum from the original default dates, and the resolution discount is clawed back. As of the amendment effective date, no event of default exists under the LaunchIT Note as amended.

The LaunchIT Note and related Advance balances remain classified as current liabilities as of March 31, 2026. The Amendment is a non-recognized subsequent event; accordingly, no adjustments have been made to the March 31, 2026 financial statements.

6.	Related Parties

The Company has entered into a number of transactions with related parties that have materially affected its liquidity, capital structure, and ownership. These related parties include Granite Peak Resources, LLC (“GPR”), entities affiliated with GPR, former significant stockholders, and executive consultants.

Granite Peak Resources, LLC

GPR is an entity controlled by the Company’s Chair and Chief Executive Officer, Tawana Bain, and is the Company’s controlling stockholder. As of March 31, 2026, GPR beneficially owned 11,476,572 shares of the Company’s common stock, representing approximately 81.4% of the Company’s outstanding common stock.

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

Pursuant to the Third Amendment, the LOC was increased to $52,500,000, the Senior Secured Promissory Note and the Flechner Judgment were consolidated into the LOC balance, and the Deed of Trust was increased to $250,000,000. The LOC bore interest at 10% per annum and was convertible into shares of ACRG common stock at $1.05 per share, as established under the Second Amendment, and was secured by the Company’s real and personal property and the equity interests of its subsidiary entities.

Debt-to-Equity Conversions

On December 31, 2025, GPR converted $1,727,152 of principal and accrued interest under the LOC into 1,644,906 shares of restricted common stock at a conversion price of $1.05 per share. Following this conversion, all outstanding principal and accrued interest under the LOC were fully extinguished.

For the three months ended March 31, 2026, the Company received cash proceeds of $272,114 under the LOC. As of March 31, 2026, outstanding principal and accrued interest owed to GPR under the LOC totaled $272,114 and $2,742, respectively.

Related-Party Operating Lease – Office Premises

The Company also leases its principal office space from SMS Lakewood, LLC, an affiliate of its majority stockholder. See Note 4 – Operating Lease – Related Party for a description of the lease terms, balances, and related-party considerations.

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

Accounts payable and accrued expenses include amounts due to related parties comprised primarily of fees for executive consulting services. As of March 31, 2026 and December 31, 2025, accounts payable to related parties totaled $58,190 and $45,155, respectively. Accrued expenses due to related parties totaled $5,000 as of March 31, 2026, and $7,500 as of December 31, 2025.

All related party balances are unsecured, non-interest bearing, and due on demand.

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

Common Stock

As of March 31, 2026, and December 31, 2025, the Company is authorized to issue 500,000,000 shares of common stock at a par value of $0.001 per share.

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

Common Stock Issuances, Stock-Based Compensation, and Retirements

The following table summarizes the Company’s issuances and (retirement) of common stock during the periods ending March 31, 2026 and 2025:

Date	Shares Issued	Purpose	Fair Value per Share(1)		Total Value
Q1 2026	875	Development Committee	8.99	(1)	7,866
Q1 2026	1,050	Advisory Board	8.00	(1)	8,400

1)	Stock-Based Compensation – Advisory Board and Development Committee: The Company issues restricted shares of common stock to members of its Advisory Board and Development Committee as compensation for advisory, strategic, and development-related services. Such awards are non-employee stock-based compensation arrangements and are accounted for in accordance with ASC 718, Compensation—Stock Compensation. The fair value of the shares issued is measured on the grant date based on the closing market price of the Company’s common stock and is recognized as stock-based compensation expense over the period in which the related services are rendered. All shares issued under these arrangements are fully vested upon issuance and are subject to the terms of the applicable advisory or committee agreements.

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

The Company operates in one reportable segment, which consists of the development and preparation of a permitted custom processing toll milling facility on the Company’s Tonopah property in Nevada. The Company has not commenced mining or processing operations as of March 31, 2026.

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

The Company has evaluated subsequent events from the balance sheet date through the date on which these unaudited condensed financial statements were issued. Other than as described in the notes herein and below, the Company did not have any material subsequent events that impacted its unaudited condensed financial statements or disclosures.

Amendment to LaunchIT Promissory Note (May 19, 2026)

On May 19, 2026, the Company and LaunchIT LLC entered into a First Amendment to Promissory Note and Waiver of Default (the “Amendment”) relating to the LaunchIT Note described in Note 5. Pursuant to the Amendment, the Company paid LaunchIT $15,000 and the parties agreed to consolidate the outstanding obligations under the LaunchIT Agreement into an amended principal balance of $165,000, with a final maturity of December 31, 2026. LaunchIT conditionally waived the existing defaults and suspended accrued default interest, in each case subject to reinstatement upon a Springing Default. As of the amendment effective date, no event of default exists under the LaunchIT Note as amended. See Note 5 — Debt for the complete terms of the Amendment, including the amended payment schedule and Springing Default provisions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management’s current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions. Factors that could cause differences include, but are not limited to, expected market demand for our products, fluctuations in pricing for materials, and competition.

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

Related Party Operating Lease

The Company leases its corporate office space from an affiliate of its majority stockholder under a related-party operating lease, which resulted in the recognition of a right-of-use asset and lease liabilities on the balance sheet as of March 31, 2026 (see Note 4 – Operating Lease – Related Party).

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025.

The following table summarized our results of operations for the periods presented:

	For the Three Months Ended
	March 31,
	2026	2025
Operating expenses:
General and administrative expenses	$305,084	$294,932
Total operating expenses	305,084	294,932

Loss from operations	(305,084)	(294,932)

Other income (expense):
Other income	2,445	2,414
Interest expense	(119,709)	(105,123)
Total other expense, net	(117,264)	(102,709)

Loss before income tax provision	(422,348)	(397,641)

Income tax provision	-	-

Net loss	$(422,348)	$(397,641)

Revenues

We had no revenues from any operations for the three months ended March 31, 2026 and 2025. Furthermore, we do not anticipate any significant future revenue until we have sufficiently funded construction and begin operations.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2026, were $305,084, compared to $294,932 for the same period in 2025, representing an increase of approximately 3%. The modest overall change reflects offsetting movements across expense categories. Increases were primarily driven by higher insurance of $36,509, professional fees of $39,250, and consulting fees of $42,524, reflecting expanded compliance, strategic, and operational support during the quarter. Board compensation also increased by $16,266 as advisory and development board stock-based compensation was recognized in Q1 2026. These increases were largely offset by decreases in accounting of $17,217 and engineering fees of $105,410, primarily driven by the completion of technical evaluation activities performed during the comparable prior-year period, which did not recur in the current quarter. Management continues to monitor cost trends and expects general and administrative expenses to remain aligned with operational priorities.

Other Income and Expenses

Total other income (expense), net, for the three months ended March 31, 2026, was $(117,264), compared to $(102,709) for the same period in 2025, an increase of approximately 14%. The increase is primarily driven by higher interest expense (up $14,586, or 14%) resulting from accrued interest and late fees related to the LaunchIT Note (see Note 5 — Debt).

Liquidity and Capital Resources

As of March 31, 2026 we had cash of $1,544 and total current assets of $26,786, compared to total current liabilities of approximately $4.8 million, resulting in a working capital deficit of approximately $4.8 million. We have not generated any revenues from operations and have incurred recurring operating losses, including a net loss of approximately $0.4 million for the three months ended March 31, 2026. These conditions significantly constrain our liquidity and limit our ability to fund ongoing operations.

Known Trends and Uncertainties

As of March 31, 2026, our current assets were significantly less than our current liabilities, resulting in a working capital deficit. This deficit, together with recurring operating losses and negative cash flows from operations, raises substantial doubt about our ability to continue as a going concern for the twelve months following the issuance of these consolidated financial statements. Our ability to continue as a going concern is dependent on our ability to obtain additional financing and, over time, generate revenue and cash flows sufficient to meet our obligations. Management is actively evaluating financing alternatives and cost containment measures; however, there can be no assurance that additional capital will be available on acceptable terms or at all.

Internal and External Sources of Liquidity

Our primary internal source of liquidity is cash on hand, which was $1,544 as of March 31, 2026. We do not currently generate positive operating cash flows. Our external sources of liquidity include related party financing (notably from GPR), potential equity issuances, and possible third-party debt arrangements. The Company does not have any off-balance sheet financing arrangements.Material Cash Requirements and Commitments

Our primary short-term cash requirements are to fund working capital and service short-term debt. Working capital requirements can vary significantly from period to period, particularly as a result of additional development expenses. As of March 31, 2026, the Company had no material commitments for capital expenditures. However, significant capital will be required to fund the construction of the Tonopah processing facility and the planned industrial park. The Company anticipates that these requirements will be met through a combination of equity and debt financing, as well as potential government grants and strategic partnerships. The general purpose of these expenditures is to advance the Company’s business plan, including the development of permitted custom processing toll milling operations and the ACRG Greenway to Power™ Renewable Energy Industrial Park.

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

Convertible Promissory Notes Payable

The Company has historically relied on related-party financing, primarily from Granite Peak Resources, LLC (“GPR”), to fund operations. As of March 31, 2026, under the related-party line of credit outstanding principal and accrued interest of balances was $272,114 and $2,742, respectively.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and as of March 31, 2026, had an accumulated deficit of $115,896,647. For the three months ended March 31, 2026, the Company sustained a net loss of $422,348. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date these financial statements were issued. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. The Company will continue to seek to raise additional funding through debt or equity financing during the next twelve months from the date of issuance of these financial statements. There is no guarantee the Company will be successful in obtaining additional funding and may have to cease operations.

Subsequent amendment to LaunchIT promissory note.

On May 19, 2026, the Company and LaunchIT LLC entered into a First Amendment to Promissory Note and Waiver of Default, pursuant to which the parties consolidated the outstanding obligations under the LaunchIT Agreement into an amended principal balance of $165,000, with a final maturity of December 31, 2026. The amended payment schedule includes six monthly installments of $5,000 (June through November 2026) and a final payment of the remaining balance due at maturity. LaunchIT conditionally waived the existing defaults, subject to reinstatement upon a Springing Default. See Note 5 — Debt for the complete terms of the Amendment.

The Amendment resolves the prior payment defaults under the LaunchIT Note and provides a structured repayment path through December 31, 2026. Satisfying the final payment due at maturity will require the Company to access additional sources of capital, which the Board has identified and approved in connection with the Amendment. Consistent with the going concern disclosure described elsewhere in this report, there can be no assurance that such capital will be available when needed, on acceptable terms, or at all. A failure to comply with the amended payment schedule would trigger a Springing Default under the Amendment, with the consequences described in Note 5 — Debt.

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

Cash Flows

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(275,866)	$(237,803)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	272,114	239,203
(Decrease) increase in cash	$(3,752)	$1,400

Operating Activities

Net cash used in operating activities was $275,866 for the three months ended March 31, 2026, primarily due to the net loss for the period, partially offset by non-cash charges including common stock issued for services of $16,266 and amortization of the operating right-of-use asset of $1,920, as well as increases in accounts payable — related party of $13,035 and accrued interest of $119,709, partially offset by decreases in accrued expenses of $17,283 and accrued expenses — related party of $2,500.

Net cash used in operating activities was $237,803 for the three months ended March 31, 2025, primarily due to the net loss for the period of $397,641, partially offset by increases in accrued interest of $94,629, accrued interest — related parties of $10,494, accounts payable of $44,715, and a decrease in prepaid expenses of $10,000.

Investing Activities

For the three months ended March 31, 2026, and 2025, the Company conducted no investing activities.

Financing Activities

Net cash provided by financing activities was $272,114 for the three months ended March 31, 2026, primarily due to proceeds from convertible promissory notes, related party.

Net cash provided by financing activities was $239,203 for the three months ended March 31, 2025, primarily due to proceeds from convertible promissory notes, related party.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2026, we did not engage in any off-balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposure is primarily the result of fluctuations in interest rates, inflation, and changes in the regulatory environment.

Interest Rate Risk

As of March 31, 2026, we had limited exposure to changes in interest rates, as our outstanding debt is primarily fixed-rate. However, any future borrowings may be subject to variable interest rates, which could increase our interest expense if rates rise.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2026, the Company appointed a new Chief Financial Officer with significant experience in public-company financial reporting and internal controls. Management believes this appointment, together with the ongoing remediation activities described above, represents a material change in the Company’s internal control over financial reporting. Other than this appointment, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended March 31, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

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

AMERICAN CLEAN RESOURCES GROUP, INC.

Dated: May 20, 2026	By:	/s/ TAWANA BAIN
Tawana Bain
Chief Executive Officer, Director and Chairwoman

Each person whose signature to this Quarterly Report appears below hereby constitutes and appoints Tawana Bain and Luke McPherson as their true and lawful attorney-in-fact and agent, with full power of substitution, to sign on their behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments to this Quarterly Report and any and all instruments or documents filed as part of or in connection with this Quarterly Report or the amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or their substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company, in the capacities and dates indicated.

Name	Title	Date

/s/ TAWANA BAIN	Chief Executive Officer, Director and Chairwoman	May 20, 2026
Tawana Bain

/s/ LUKE MCPHERSON	Chief Financial Officer	May 20, 2026
Luke McPherson