Form 10-Q
period 2026-06-30
American Clean Resources Group, Inc.
filed 2026-08-14
CIK 773717

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

Commission File Number: 000-14319

AMERICAN CLEAN RESOURCES GROUP, INC.

(Exact name of registrant as specified in its charter)

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

On August 13, 2026, there were 14,101,318 shares of the registrant’s common stock, $0.001 par value share, issued and outstanding.

Documents Incorporated by Reference: None.

AMERICAN CLEAN RESOURCES GROUP, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2026

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

American Clean Resources Group, Inc.

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash	$2,914	$5,296
Prepaid expenses	5,728	42,389
Total current assets	8,642	47,685

Mineral rights	3,883,524	3,883,524
Right-of-use asset - related party	13,442	17,283
Total assets	$3,905,608	$3,948,492

Liabilities and stockholders’ deficit
Accounts payable	$1,747,032	$1,742,657
Accounts payable - related parties	78,569	45,155
Accrued expenses	40,958	41,030
Accrued expenses - related parties	8,102	7,500
Accrued interest	2,741,358	2,508,959
Accrued interest - related party	11,656	-
Promissory note	165,000	105,000
Operating lease liability - related party	7,911	7,402
Convertible promissory notes - related party	447,464	-
Total current liabilities	5,248,050	4,457,703
Operating lease liability - related party, non-current	6,600	10,685
Total liabilities	5,254,650	4,468,388

Commitments and contingencies (Note 9)

Mezzanine equity:
Series A preferred stock, $0.001 par value; 10,000,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025; liquidation preference of $10,000,000	10,000,000	10,000,000

Stockholders’ deficit:
Common stock, $0.001 par value, 1,000,000,000 shares authorized: 14,101,318 and 14,099,393 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	14,101	14,099
Additional paid-in capital	104,956,568	104,940,304
Accumulated deficit	(116,319,711)	(115,474,299)
Total stockholders’ deficit	(11,349,042)	(10,519,896)
Total liabilities and stockholders’ deficit	$3,905,608	$3,948,492

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

American Clean Resources Group, Inc.

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating expenses:
General and administrative expenses	$301,162	$244,269	$606,246	$539,201
Total operating expenses	301,162	244,269	606,246	539,201

Loss from operations	(301,162)	(244,269)	(606,246)	(539,201)

Other income (expense):
Other income	2,444	2,413	4,889	4,827
Interest expense	(124,346)	(114,069)	(244,055)	(219,192)
Total other expense, net	(121,902)	(111,656)	(239,166)	(214,365)

Loss before income tax provision	(423,064)	(355,925)	(845,412)	(753,566)

Income tax provision	-	-	-	-

Net loss	$(423,064)	$(355,925)	$(845,412)	$(753,566)

Basic and diluted net loss per common share	$(0.03)	$(0.03)	$(0.06)	$(0.05)

Basic and diluted weighted average common shares outstanding	14,101,318	13,912,237	14,100,779	13,912,237

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

American Clean Resources Group, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2025	14,099,393	$14,099	$104,940,304	$(115,474,299)	$(10,519,896)
Common Stock Issued for Services	1,925	2	16,264	-	16,266
Net Loss	-	-	-	(422,348)	(422,348)
Balance, March 31, 2026	14,101,318	$14,101	$104,956,568	$(115,896,647)	$(10,925,978)
Net Loss	-	-	-	(423,064)	(423,064)
Balance, June 30, 2026	14,101,318	$14,101	$104,956,568	$(116,319,711)	$(11,349,042)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2024	13,912,237	$13,912	$103,182,899	$(113,553,937)	$(10,357,126)
Net Loss	-	-	-	(397,641)	(397,641)
Balance, March 31, 2025	13,912,237	$13,912	$103,182,899	$(113,951,578)	$(10,754,767)
Net Loss	-	-	-	(355,925)	(355,925)
Balance, June 30, 2025	13,912,237	$13,912	$103,182,899	$(114,307,503)	$(11,110,692)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

American Clean Resources Group, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(845,412)	$(753,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	16,266	-
Amortization of operating right of use assets	3,841	1,920
Changes in operating assets and liabilities:
Prepaid expenses	36,661	10,000
Accounts payable	64,375	15,307
Accounts payable - related parties	33,414	5,000
Accrued expenses	(72)	-
Accrued expenses - related parties	602	-
Accrued interest	232,399	192,125
Accrued interest - related party	11,656	27,068
Operating lease liabilities	(3,576)	(1,620)
Net cash used in operating activities	(449,846)	(503,766)

Cash flows from financing activities:
Proceeds from convertible notes - related party	447,464	511,492
Net cash provided by financing activities	447,464	511,492

Net (decrease) increase in cash	(2,382)	7,726
Cash, beginning of period	5,296	719
Cash, end of period	$2,914	$8,445

Noncash investing and financing activity:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-
Acquisition of assets through operating leases	$-	$23,044
Note payable issued in settlement of accounts payable pursuant to debt modification	$60,000	$-

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

AMERICAN CLEAN RESOURCES GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

1.	Nature of Business

American Clean Resources Group, Inc. (“we,” “us,” “our,” “ACRG” or the “Company”) is an exploration stage company, incorporated in Nevada. The Company’s primary business plan is to purchase equipment and build a facility on its Tonopah property to serve as a permitted custom processing toll milling facility while it explores new technologies that allow greater effectiveness in achieving industry sustainability goals, including an analytical lab, pyrometallurgical plant, and hydrometallurgical recovery plant. The Company is required to obtain several permits before it can begin construction of the planned facility.

Effective January 1, 2026, the Company, through its wholly owned subsidiary ACRG Energy Holdings, Inc. (“ACRG Energy Holdings”), and Phoenix New Era, LLC (“Phoenix”) formed American Clean Energy, LLC (“ACE”), a Nevada limited liability company organized to pursue clean-energy and processing-related business opportunities. As of June 30, 2026, ACRG Energy Holdings held a 100% vested controlling membership interest in ACE and Phoenix held a 0% vested interest. Accordingly, ACE is consolidated as a wholly-controlled subsidiary under ASC 810 with no noncontrolling interest recognized (see Note 2 – Principles of Consolidation and Note 7 – American Clean Energy, LLC).

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the Company’s financial position as of June 30, 2026, and its results of operations and cash flows for the interim periods presented. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Aurielle Enterprises, Inc. (f/k/a Tonopah Milling and Metals Group, Inc.) and its wholly owned subsidiaries Tonopah Custom Processing, Inc. and Tonopah Resources, Inc.; ACRG Energy Holdings, Inc.; and ACE, which is consolidated as a wholly-controlled subsidiary under ASC 810, Consolidation. As of June 30, 2026, ACRG Energy Holdings held a 100% vested controlling membership interest in ACE and Phoenix held a 0% vested interest; because Phoenix’s interest was 0% vested at June 30, 2026, no noncontrolling interest has been recognized. Management determined that ACE is not a variable interest entity and that consolidation is required under the voting interest model of ASC 810, because the Company, through its wholly owned subsidiary ACRG Energy Holdings, holds a 100% vested controlling financial interest in ACE and the power to direct the activities that most significantly affect ACE’s economic performance. All significant intercompany transactions, accounts and balances have been eliminated in consolidation.

During the fourth quarter of 2025, the Company rescinded its prior acquisition of SWIS LLC and deconsolidated the entity effective November 21, 2025. As a result, SWIS LLC is not included in the consolidated financial statements as of and for the three and six months ended June 30, 2026. The comparative periods ended June 30, 2025 did not include material assets, liabilities, or results of operations attributable to SWIS LLC.

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

Costs Incurred in Connection with Related-Party Matters

From time to time the Company incurs and pays third-party legal, regulatory, and consulting costs in connection with matters in which an entity under common control with the Company also has an interest, including under a Master Services Agreement with Sustainable Metals Solutions, LLC (“SMS”) (see Note 6). The Company recognizes such costs as operating expenses within general and administrative expenses in the period incurred unless, and only to the extent that, an enforceable and collectible right to reimbursement exists at the balance-sheet date, in which case a related-party receivable is recognized. Receivables from entities under common control are outside the scope of the current expected credit loss model in ASC 326-20. As of June 30, 2026, no related-party receivable had been recognized under this policy, and the CECL scope exception in ASC 326-20 accordingly had no effect on the Company’s condensed consolidated financial statements for the periods presented.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In accordance with ASC 205-40, Presentation of Financial Statements—Going Concern, management has evaluated whether conditions and events, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

The principal conditions and events giving rise to this evaluation are: (i) recurring losses from operations and negative operating cash flows, including a net loss of $845,412 and cash used in operating activities of $449,846 for the six months ended June 30, 2026; (ii) an accumulated deficit of $116,319,711 and a working capital deficit of approximately $5.2 million as of June 30, 2026; and (iii) the Company’s continued dependence on discretionary funding from its majority stockholder, Granite Peak Resources, LLC (“GPR”), under a revolving line of credit, with no committed sources of additional capital. Management has evaluated the significance of these conditions in relation to the Company’s ability to meet its obligations as they become due and has concluded that, absent additional financing, the Company would be unable to meet its obligations within the one-year look-forward period.

Management’s plans to address these conditions include seeking additional debt or equity financing, continuing to rely on advances from GPR, and pursuing the strategic transactions described in Note 9 and Note 11. Because these plans have not yet been finalized, are not entirely within the Company’s control, and depend on the continued willingness and ability of GPR and third parties to provide funding, management has concluded that it is not probable that the plans will be effectively implemented and will mitigate the conditions described above. Accordingly, substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued has not been alleviated. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities, that might be necessary should the Company be unable to continue as a going concern.

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

As of June 30, 2026 and December 31, 2025, the Company’s convertible promissory note – related party was convertible into 426,156 and 0 shares of common stock, respectively.

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

The Company is preparing its Tonopah property site for the construction of a permitted custom processing toll milling facility, including grading the land, installing fencing, and drilling and servicing wells for future operations. During the three and six months ended June 30, 2026, management performed a qualitative impairment assessment under ASC 360-10, considering current commodity prices, the status of permitting activities, the condition of the underlying property, and the Company’s intent and ability to develop the property. Based on this assessment, management concluded that no indicators of impairment existed and that the carrying value of $3,883,524 was recoverable as of June 30, 2026.

4.	Operating Lease – Related Party

The Company leases its principal office space from SMS Lakewood, LLC (“SMS Lakewood”), an entity that is an affiliate of GPR, the Company’s majority stockholder, and therefore an affiliate of the Company’s Chief Executive Officer. Effective April 1, 2025, the Company entered into a three-year non-cancelable operating lease with SMS Lakewood for approximately 409 square feet of office space located at 12567 West Cedar Drive, Suite 104, Lakewood, Colorado. The lease term extends through March 31, 2028 and does not include renewal options. Base monthly rent under the lease is $579 during the initial lease year (April 1, 2025 – March 31, 2026), escalating to $614 during the second lease year and $648 during the third lease year, plus approximately $110 per month for common area maintenance and taxes. The lease is classified as an operating lease under ASC 842. The Company used an 8% incremental borrowing rate to calculate the present value of lease payments, as the rate implicit in the lease was not readily determinable.

As of June 30, 2026, the operating lease right-of-use asset was $13,442 and the associated operating lease liabilities totaled $14,511, of which $7,911 was classified as current and $6,600 as non-current. The weighted-average remaining lease term was 1.75 years and the weighted-average discount rate was 8.0%. For the three and six months ended June 30, 2026, the Company recognized operating lease cost of approximately $2,235 and $4,506, respectively, and for the three and six months ended June 30, 2025, the Company recognized operating lease cost of approximately $2,371 and $2,950, respectively, within general and administrative expenses. Cash paid for amounts included in the measurement of the operating lease liability was approximately $4,139 for the six months ended June 30, 2026 and is presented within operating activities in the condensed consolidated statement of cash flows.

The following table presents the undiscounted future lease payments for the related-party operating lease and a reconciliation to the operating lease liability as of June 30, 2026:

Fiscal Year	Future Lease Payments
Remainder of 2026	$4,344
2027	8,994
2028	2,274
Total undiscounted payments	15,612
Less: imputed interest (8%)	(1,101)
Present value of operating lease liability	$14,511

The Company had no other operating or finance lease commitments as of June 30, 2026.

5.	Debt

Convertible Promissory Notes Payable – Related Party

On March 16, 2020, the Company entered into a Line of Credit (“LOC”) agreement with GPR, a related party and the Company’s majority stockholder. The LOC, as amended, provided for borrowings of up to $52.5 million, bears interest at 10% per annum, matures on March 16, 2027, is secured by substantially all of the Company’s assets, and is convertible into shares of the Company’s common stock at a conversion price of $1.05 per share. On December 31, 2025, GPR converted the then-outstanding $1,727,152 of principal and accrued interest into 1,644,906 shares of restricted common stock at the contractual conversion price, following which all outstanding principal and accrued interest under the LOC were extinguished.

During the three and six months ended June 30, 2026, the Company received cash proceeds of $175,350 and $447,464, respectively, under the LOC (six months ended June 30, 2025: $511,492). The convertible promissory note – related party is presented at its net carrying amount, which equals its outstanding principal balance of $447,464 as of June 30, 2026, as there were no unamortized premiums, discounts, or issuance costs.

The stated and effective interest rate on the note is 10% per annum. Interest expense recognized on the convertible promissory note – related party was approximately $11,656 for both the three and six months ended June 30, 2026, all of which represented contractual interest; there was no amortization of premium, discount, or issuance costs. As of June 30, 2026, accrued interest of $11,656 is presented as accrued interest – related party on the condensed consolidated balance sheet. The note is convertible into 426,156 shares of the Company’s common stock at June 30, 2026. See Note 6 – Related Party Transactions.

Promissory Note – LaunchIT

In November 2025, the Company entered into a Share Return, Payment, and SWIS LLC Transfer Agreement (the “LaunchIT Agreement”) with LaunchIT LLC (“LaunchIT”), pursuant to which the Company rescinded its prior acquisition of SWIS LLC. Total consideration was $230,000, consisting of a $125,000 advance payment and a promissory note dated November 21, 2025 in the original principal amount of $105,000 (the “LaunchIT Note”). The LaunchIT Note bore no stated interest unless in default and was originally payable in four equal monthly installments of $26,250 due January 1 through April 1, 2026; upon default, overdue amounts accrue interest at 15% per annum and a late fee of $2,500 per missed installment is payable.

The scheduled installments were not paid on their original due dates, and the LaunchIT Note was in default. On May 19, 2026, the Company and LaunchIT entered into a First Amendment to Promissory Note and Waiver of Default (the “Amendment”). Pursuant to the Amendment, the Company paid LaunchIT $15,000 and the parties consolidated the outstanding obligations under the LaunchIT Agreement into an amended principal balance of $165,000. LaunchIT conditionally waived the existing defaults and suspended accrued default interest through the amendment effective date, in each case subject to reinstatement upon a “Springing Default.” A conditional resolution discount of $10,000 will be applied upon full and timely payment of all amounts due, subject to clawback upon a Springing Default. Under the amended schedule, the Company is required to make six monthly installments of $5,000 each from June 30, 2026 through November 30, 2026, with a final payment of the remaining balance due on or before December 31, 2026 (the “Amended Maturity Date”). A Springing Default occurs if the Company fails to pay two consecutive monthly installments or fails to pay the remaining balance by the Amended Maturity Date, upon which all waivers and interest suspensions terminate, suspended default interest retroactively reinstates at 15% per annum from the original default dates, and the resolution discount is clawed back.

As more fully described above, the Company was in default under the original terms of the LaunchIT Note from January 2026 through May 19, 2026 due to the non-payment of four scheduled installments aggregating $105,000 in principal. Pursuant to Regulation S-X Rule 4-08(c), the Company discloses that LaunchIT conditionally waived these defaults through the Amended Maturity Date of December 31, 2026, subject to automatic reinstatement of all waived rights and remedies and of suspended default interest (calculated at 15% per annum, retroactive to the original default dates) upon the occurrence of a Springing Default. As of June 30, 2026, no event of default or Springing Default existed under the LaunchIT Note, as amended, and the Company was current on all obligations thereunder.

As of June 30, 2026, the LaunchIT Note is carried at its amended principal balance of $165,000 and is classified as a current liability, and accrued late fees of $12,500 are included within accrued interest on the condensed consolidated balance sheet. The $10,000 conditional resolution discount and the previously suspended default interest have not been recognized, as such amounts are contingent upon a Springing Default. The amended principal balance of $165,000 reflects total consideration of $230,000 under the LaunchIT Agreement, less $65,000 of payments made to LaunchIT through the amendment effective date. Under the amended payment schedule, the Company is scheduled to make six monthly installments of $5,000 each from June 2026 through November 2026 and a final payment of $162,500 on or before December 31, 2026, for total scheduled payments of $192,500. The $27,500 difference between total scheduled payments and the $165,000 amended principal balance consists of $12,500 of accrued late fees recognized within accrued interest as described above and $15,000 of additional charges provided for under the amendment that are contingent and have not been recognized as of June 30, 2026. The $12,500 of accrued late fees represents fixed contractual penalty charges triggered by missed installment payments and does not represent time-based or percentage-rate interest within the meaning of ASC 835-30. The Company presents these late fees within the “accrued interest” caption on the balance sheet and within interest expense on the statement of operations, and excludes them from the computation of the effective interest rate on the LaunchIT Note.

The LaunchIT promissory note matures no later than December 31, 2026 and the convertible promissory note – related party matures on March 16, 2027; both are classified as current liabilities at June 30, 2026 because the amounts are due, or may be drawn upon and demanded, within twelve months of the balance-sheet date. Accrued late fees of $12,500 on the LaunchIT promissory note are excluded from the table above and are presented within accrued interest.

Interest on Outstanding Legal Service Obligation

Included in accounts payable and accrued interest at June 30, 2026 is an obligation to a legal service provider with an outstanding principal balance of approximately $1,045,249 and accrued interest of approximately $2,728,858. Under the terms of the arrangement, interest accrues at 1% per month (12% per annum), compounding on the outstanding balance. Interest expense on this obligation was approximately $219,899 for the six months ended June 30, 2026 and represents substantially all of the Company’s interest expense for the period. The remaining interest expense for the six months ended June 30, 2026 comprises $11,656 on the convertible promissory note – related party and $12,500 of fixed late fees on the LaunchIT promissory note.

6.	Related Party Transactions

The Company has entered into a number of transactions with related parties. These related parties include GPR; entities affiliated with GPR, including SMS Lakewood and SMS; executive officers and consultants who provide executive and strategic services; and the Company’s consolidated joint venture, ACE.

Granite Peak Resources, LLC

GPR is controlled by the Company’s Chief Executive Officer and Chairwoman of the Board, Tawana Bain, and is the Company’s controlling stockholder. As of June 30, 2026, GPR beneficially owned 11,476,572 shares of the Company’s common stock, representing approximately 81.4% of the outstanding common stock. The Company’s convertible promissory note – related party is owed to GPR (see Note 5); as of June 30, 2026, outstanding principal and accrued interest owed to GPR totaled $447,464 and $11,656, respectively.

Related-Party Operating Lease

The Company leases its principal office space from SMS Lakewood, an affiliate of its majority stockholder. See Note 4 – Operating Lease – Related Party for the lease terms and balances.

Master Services Agreement – Sustainable Metals Solutions, LLC

In March 2026, the Company and SMS, an entity under common control with the Company (SMS is majority-owned by GPR), entered into a Master Services Agreement (the “SMS MSA”) that establishes an administrative and funding framework under which the Company, with SMS’s prior approval, may engage and pay certain third-party legal, regulatory, and other professional advisors in connection with regulatory and permit matters in which SMS also has an interest. The Company charges no fee, markup, or interest under the arrangement. During the three and six months ended June 30, 2026, the Company incurred and paid $36,051 of such third-party costs, comprising legal fees of $24,201 and consulting fees of $11,850. Because no enforceable and collectible right to reimbursement existed at June 30, 2026, the Company recognized these amounts within general and administrative expenses and did not record a related-party receivable; no amounts were due from SMS at June 30, 2026. A work order under the SMS MSA was executed subsequent to June 30, 2026, which had no effect on the recognition or measurement of amounts at that date.

Executive Consultants and Other Related-Party Balances

The Company engages certain individuals as independent contractors to provide executive and strategic services; these individuals are considered related parties due to their roles as executive officers or their involvement in the Company’s strategic decision-making. Accounts payable – related parties consists primarily of fees for executive and consulting services and amounts due to SMS Lakewood, and totaled $78,569 and $45,155 as of June 30, 2026 and December 31, 2025, respectively. Accrued expenses – related parties totaled $8,102 and $7,500 as of June 30, 2026 and December 31, 2025, respectively. All related-party payables are unsecured, non-interest bearing, and due on demand.

The Company evaluates the aggregate of its related-party transactions against the disclosure threshold in Item 404 of Regulation S-K and provides the disclosures required by that item in its Annual Report on Form 10-K and proxy statement, as applicable.

7.	American Clean Energy, LLC

ACE is governed by an operating agreement (the “ACE Operating Agreement”) between the Company’s wholly owned subsidiary, ACRG Energy Holdings, and Phoenix. As of June 30, 2026, ACRG Energy Holdings held a 100% vested membership interest in ACE and Phoenix held a 0% vested interest. Under the ACE Operating Agreement, Phoenix is entitled to earn in to a 30% membership interest over a three-year period, subject to a twelve-month cliff, with the first vesting date occurring no earlier than January 1, 2027 and contingent upon satisfaction of specified performance and service conditions.

Because the Company, through ACRG Energy Holdings, holds a 100% vested controlling financial interest in ACE at June 30, 2026, ACE is consolidated in accordance with ASC 810, Consolidation. As Phoenix’s interest was 0% vested as of June 30, 2026, no noncontrolling interest was recognized. The Company does not account for ACE under the equity method and has not recorded an “investment in joint venture” asset. Organization and startup costs of $5,000 incurred by ACE were recognized within general and administrative expenses for the six months ended June 30, 2026.

Under the ACE Operating Agreement, ACE may fund up to $110,000 in the aggregate, payable in monthly installments of $10,000, for management and consulting services provided by two individuals who are not members of the ACRG consolidated group. These amounts are contingent upon satisfactory performance and are subject to reduction, deferral, or discontinuation at the discretion of ACE’s board. No such management fees were incurred during the three and six months ended June 30, 2026, as the arrangement had not commenced. When incurred, these amounts will be recognized as consolidated operating expenses and disclosed as related-party transactions.

8.	Stockholders’ Deficit and Mezzanine Equity

Series A Preferred Stock

The Series A Preferred Stock is classified as mezzanine equity because, upon the occurrence of certain contingent events outside the Company’s control, the holders may require redemption for cash at the liquidation value described below. The Series A Preferred Stock has a liquidation preference of $10,000,000 (the “Liquidation Value”), payable only upon certain liquidity events or upon the achievement of a market value of the Company’s equity equal to $200,000,000 or more. The Series A Preferred Stock may be redeemed in whole or in part as determined by resolution of the Board of Directors at a price equal to the Liquidation Value, has no voting rights except as required by law, and is not convertible into any other equity securities of the Company. There were 10,000,000 shares of Series A Preferred Stock issued and outstanding as of June 30, 2026 and December 31, 2025, and no dividends were declared during any period presented.

The Series A Preferred Stock does not participate in dividends or undistributed earnings with the common stock under any contractual formula, is not convertible into common stock, and has no rights to share in the Company’s earnings other than its stated liquidation preference, which is payable only upon the occurrence of specified contingent liquidity or valuation events. Accordingly, management concluded that the Series A Preferred Stock is not a participating security within the meaning of ASC 260-10-45-59A through 45-61, and the two-class method of computing earnings per share is not applicable.

Common Stock

As of June 30, 2026, the Company is authorized to issue 1,000,000,000 shares of common stock at a par value of $0.001 per share, of which 14,101,318 and 14,099,393 shares were issued and outstanding as of June 30, 2026 and December 31, 2025, respectively. Holders of common stock are entitled to one vote per share, are entitled to receive dividends when, as and if declared by the Board of Directors, and, upon liquidation, are entitled to receive on a proportional basis any assets remaining after payment of the Company’s liabilities and the liquidation preference of the Series A Preferred Stock. Holders of common stock have no conversion, preemptive, or other subscription rights.

Common Stock Issued for Services

During the six months ended June 30, 2026, the Company issued 1,925 shares of restricted common stock to members of its Advisory Board and Development Committee as compensation for advisory, strategic, and development-related services, with an aggregate grant-date fair value of $16,266, all of which was recognized in the first quarter of 2026. Such awards are non-employee stock-based compensation arrangements accounted for under ASC 718, Compensation—Stock Compensation and are measured at the grant-date fair value based on the closing market price of the Company’s common stock. All shares issued under these arrangements are fully vested upon issuance. Advisory Board and Development Committee compensation was recorded as general and administrative expense in the accompanying unaudited condensed consolidated statement of operations. No shares were issued for services during the three months ended June 30, 2026.

9.	Commitments and Contingencies

Contemplated Transaction with the SMS Group

On January 10, 2022, the Company executed a definitive agreement to acquire a controlling interest in SMS and its subsidiaries (collectively, the “SMS Group”), a company majority-owned by GPR. The purchase price for the controlling interest will be determined based on the price of the Company’s common stock on the closing date, to be agreed by the parties in good faith after all conditions precedent are met. These conditions precedent include, but are not limited to, completion of SMS’s audited financial statements by an independent PCAOB-registered accounting firm; delivery of a completed and SEC-compliant SK-1300 technical report summary; uplisting of ACRG’s common stock to the Nasdaq Capital Market; SEC clearance of a Form S-4 registration statement and proxy materials; approval of the transaction by ACRG’s shareholders; and satisfaction of customary closing conditions. As of June 30, 2026, the transaction had not closed and no amounts related to the contemplated transaction are reflected in the accompanying financial statements.

Separately, the Company and SMS are party to a Master Services Agreement entered into in March 2026 relating to the funding of certain third-party advisory costs, which is described in Note 6 – Related Party Transactions.

Joint Venture with AMI Strategies

Effective June 3, 2024, the Company executed a Memorandum of Understanding for a joint venture with AMI Strategies (“AMI”). The parties intend to form a joint operation utilizing the technology and talent of both organizations, including the Company’s planned renewable energy generation and AMI’s utility-cost management platform. The parties will work together to draft definitive documents, including the formation of the joint venture and its governing documents. No amounts related to the contemplated AMI joint venture are reflected in the accompanying financial statements.

Legal Proceedings

From time to time the Company may be subject to claims and legal proceedings arising in the ordinary course of business. As of June 30, 2026, the Company was not a party to any material pending legal proceedings.

10.	Segment Information

The Company operates as a single reportable segment consisting of the development and preparation of a permitted custom processing toll milling facility on the Company’s Tonopah property in Nevada, and has not commenced mining or processing operations as of June 30, 2026. There were no changes in the basis of segmentation from that described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The Company’s Chief Executive Officer and Chairwoman of the Board of Directors, Tawana Bain, is the chief operating decision maker (“CODM”). The CODM evaluates the performance of the Company and allocates resources based on consolidated net loss, as reported on the condensed consolidated statements of operations, and cash balances, as reported on the condensed consolidated balance sheets. The measure of segment assets is total assets as reported on the condensed consolidated balance sheets, and all material long-lived assets are located in the United States.

The significant expense category regularly provided to the CODM is general and administrative expenses, which are presented as a single caption on the condensed consolidated statements of operations and totaled $301,162 and $244,269 for the three months ended June 30, 2026 and 2025, respectively, and $606,246 and $539,201 for the six months ended June 30, 2026 and 2025, respectively. Other segment items reviewed by the CODM consist of other income and interest expense, as presented on the condensed consolidated statements of operations. Other income represents ground-lease income from a communications-tower tenant. Interest expense relates principally to the Company’s outstanding legal-services obligation, together with interest on the convertible promissory note – related party and fixed late fees on the LaunchIT promissory note. The measure of segment profit or loss reviewed by the CODM is consolidated net loss of $423,064 and $355,925 for the three months ended June 30, 2026 and 2025, respectively, and $845,412 and $753,566 for the six months ended June 30, 2026 and 2025, respectively, which reconciles to consolidated net loss as reported on the condensed consolidated statements of operations.

11.	Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date on which these unaudited condensed financial statements were issued. Other than as described in the notes herein and below, the Company did not have any material subsequent events that impacted its unaudited condensed financial statements or disclosures.

Elko Joint Exploration and Development Agreement

On July 16, 2026, the Company entered into a Joint Exploration and Development Agreement (the “Elko JEDA”) with TRG Holdings, LLC relating to the development of a critical mineral processing hub in Elko, Nevada. The Elko JEDA establishes a framework for the parties’ joint exploration, technical evaluation, regulatory coordination, and commercial scoping, and does not itself create an operating joint venture. A Current Report on Form 8-K describing the Elko JEDA was filed with the SEC under Item 1.01 (Entry into a Material Definitive Agreement). As the agreement was executed after June 30, 2026, no amounts related to the Elko JEDA are reflected in the accompanying financial statements.

Elko Heat Company Letter of Intent

On July 1, 2026, the Company received a non-binding letter of intent from Elko Heat Company under which it confirmed its commitment to use commercially reasonable good-faith efforts to arrange and provide up to $40 million of joint development capital in support of the Company’s pursuit of a Bureau of Land Management Solar Energy Zone competitive lease and associated solar development activities at the Company’s Millers property. A Current Report on Form 8-K describing the letter of intent was furnished to, and not filed with, the SEC under Item 8.01 (Other Events) on July 7, 2026, and is therefore not incorporated by reference into this or any other Exchange Act report. The letter of intent is non-binding and remains subject to the negotiation and execution of definitive agreements and the satisfaction of customary conditions; accordingly, no assurance can be given that a definitive transaction will be consummated, and no amounts related to the letter of intent are reflected in the accompanying financial statements.

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

Overview

ACRG is an exploration stage company whose primary business plan is to build and operate a permitted custom processing toll milling facility on its Tonopah property in Nevada. We are also exploring the development of an integrated renewable energy, critical minerals processing, and data center campus on our Millers property in Esmeralda County, Nevada, and clean-energy project development through our consolidated joint venture, ACE. We have not generated revenue from our planned operations and do not anticipate doing so until our Tonopah facility is constructed, permitted, and operational, which is dependent on obtaining substantial additional capital and regulatory approvals.

Results of Operations – Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

General and administrative expenses were $301,162 for the three months ended June 30, 2026, compared to $244,269 for the three months ended June 30, 2025, an increase of $56,893, or 23.3%. The increase was driven principally by higher insurance expense associated with the Company’s directors’ and officers’ liability coverage, expanded consulting and professional fees supporting audit-readiness and regulatory compliance, and $36,051 of third-party legal and consulting costs incurred in connection with matters involving a related party under common control, which the Company recognized as general and administrative expense because an enforceable and collectible right to reimbursement did not exist at June 30, 2026. These increases were partially offset by lower engineering and accounting fees, the latter reflecting vendor-credit adjustments in the current quarter.

Other income was $2,444 for the three months ended June 30, 2026, compared to $2,413 for the three months ended June 30, 2025, and consisted of ground-lease income from a communications-tower tenant. Interest expense was $124,346 for the three months ended June 30, 2026, compared to $114,069 for the three months ended June 30, 2025, an increase of $10,277, or 9.0%, reflecting accrued interest on the amended LaunchIT promissory note, including fixed late fees, and on the GPR convertible promissory note. As a result, net loss was $423,064, or $(0.03) per basic and diluted share, for the three months ended June 30, 2026, compared to $355,925, or $(0.03) per basic and diluted share, for the three months ended June 30, 2025.

Results of Operations – Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

General and administrative expenses were $606,246 for the six months ended June 30, 2026, compared to $539,201 for the six months ended June 30, 2025, an increase of $67,045, or 12.4%. The increase was attributable primarily to higher insurance expense of approximately $36,700 associated with the Company’s directors’ and officers’ liability coverage, for which there was no comparable coverage in the prior-year period; increased consulting and professional fees; board and advisory compensation of $16,266 recognized in the first quarter of 2026; organization and startup costs of the ACE joint venture; and the $36,051 of related-party legal and consulting costs described above. These increases were partially offset by lower accounting and engineering fees, driven principally by the completion of technical evaluation activities performed in the comparable prior-year period that did not recur in the current period.

Other income was $4,889 for the six months ended June 30, 2026, compared to $4,827 for the six months ended June 30, 2025. Interest expense was $244,055 for the six months ended June 30, 2026, compared to $219,192 for the six months ended June 30, 2025, an increase of $24,863, or 11.3%, driven by accrued interest on the amended LaunchIT promissory note, including fixed late fees, together with accrued interest on the GPR convertible promissory note. As a result, net loss was $845,412, or $(0.06) per basic and diluted share, for the six months ended June 30, 2026, compared to $753,566, or $(0.05) per basic and diluted share, for the six months ended June 30, 2025.

We do not expect to generate operating revenue unless and until our Tonopah facility becomes operational, and we expect to continue to incur operating losses and negative operating cash flows as we fund legal, accounting, insurance, regulatory, and other public-company costs, along with permitting and technical evaluation activities. We are not aware of any other known trends, events, or uncertainties that are reasonably likely to have a material favorable or unfavorable impact on our results of operations, other than the going-concern conditions and the capital-raising and permitting matters described herein.

Liquidity and Capital Resources

As of June 30, 2026, we had cash of $2,914 and total current assets of $8,642, compared to total current liabilities of approximately $5.2 million, resulting in a working capital deficit of approximately $5.2 million. We have not generated revenue from operations and have incurred recurring operating losses, including a net loss of $845,412 for the six months ended June 30, 2026, and had an accumulated deficit of $116,319,711 as of June 30, 2026. These conditions raise substantial doubt about our ability to continue as a going concern, which has not been alleviated (see Note 2 to the accompanying financial statements). Our ability to continue as a going concern is dependent on our ability to obtain additional financing and, over time, to generate revenue and cash flows sufficient to meet our obligations.

Short-term liquidity (next twelve months) Our primary internal source of liquidity is cash on hand, and our primary external source of liquidity has been discretionary advances from GPR under our related-party line of credit. Based on our current rate of cash usage, we estimate that our existing cash on hand of $2,914 is not sufficient to fund our anticipated operating expenses — including professional, insurance, consulting, and permitting costs — or our scheduled contractual obligations beyond the very near term without continued advances from GPR or additional financing. We do not have any committed sources of financing; advances under the GPR line of credit are discretionary and are not contractually committed. Our known contractual cash requirements over the next twelve months consist principally of (i) six remaining monthly installments of $5,000 each under the amended LaunchIT promissory note from June 2026 through November 2026, with a final payment of $162,500 due on or before December 31, 2026, representing total scheduled payments of $192,500 (which exceed the $165,000 amended principal balance by $27,500 of contractual late fees and other charges provided for under the amendment); (ii) the maturity of the $447,464 GPR convertible promissory note on March 16, 2027, which is convertible into common stock at the holder’s election; and (iii) related-party operating lease payments of approximately $4,344 for the remainder of 2026. There can be no assurance that additional capital will be available on acceptable terms, or at all, and a failure to obtain such capital would have a material adverse effect on our liquidity and our ability to continue operations.

Long-term liquidity (beyond twelve months) Over the longer term, the construction and permitting of our Tonopah toll milling facility and the development of our Millers property will require substantial additional capital, which we expect to fund through a combination of equity and debt financing, government grants, and potential strategic partnerships, including the arrangements described in Note 9 and Note 11 to the accompanying financial statements. As of June 30, 2026, we had no material commitments for capital expenditures. The mix and cost of our capital resources may change materially depending on the availability and terms of future financing, and any future equity financing would be dilutive to existing stockholders.

Cash Flows

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(449,846)	$(503,766)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	447,464	511,492
(Decrease) increase in cash	$(2,382)	$7,726

Operating Activities

Net cash used in operating activities was $449,846 for the six months ended June 30, 2026, compared to $503,766 for the six months ended June 30, 2025, a decrease in cash used of $53,920. Cash used in operating activities in the current period reflects the net loss for the period, adjusted for non-cash items including common stock issued for services of $16,266 and amortization of the operating right-of-use asset of $3,841, together with changes in operating assets and liabilities, principally a decrease in prepaid expenses of $36,661 and increases in accounts payable of $64,375 and accrued interest of $232,399. Interest expense for the six months ended June 30, 2026 consisted principally of approximately $219,899 of interest accruing at 12% per annum on the Company’s outstanding legal-services obligation, together with $11,656 on the GPR convertible promissory note and $12,500 of fixed late fees on the amended LaunchIT promissory note. The decrease in cash used compared to the prior-year period was driven primarily by a larger increase in accounts payable and accrued liabilities in the current period as the Company deferred payment of certain professional, legal, and engineering costs, partially offset by a higher net loss.

Investing Activities

There were no investing activities during the six months ended June 30, 2026 or 2025.

Financing Activities

Net cash provided by financing activities was $447,464 for the six months ended June 30, 2026, compared to $511,492 for the six months ended June 30, 2025, consisting of advances under the Company’s line of credit with GPR.

Critical Accounting Estimates

The preparation of our financial statements requires us to make estimates and judgments that involve a significant level of estimation uncertainty and that have had, or are reasonably likely to have, a material impact on our financial condition or results of operations. Our critical accounting estimates include the assessment of impairment of mineral rights under ASC 360-10; the going concern assessment under ASC 205-40; the measurement of stock-based compensation under ASC 718; the consolidation of ACE under ASC 810; and the determination of whether costs funded in connection with matters involving entities under common control give rise to a collectible reimbursement asset at the balance-sheet date. The mineral-rights impairment assessment is sensitive to assumptions regarding commodity prices, the status and timing of permitting, and our intent and ability to develop the property; a change in those assumptions could result in a future impairment charge. The going-concern assessment is sensitive to assumptions about the availability and timing of future financing. Except for the estimates and judgments associated with the consolidation of ACE and the evaluation of costs incurred in connection with matters involving entities under common control, there have been no material changes to the methods or key assumptions underlying our critical accounting estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2025. This discussion supplements, and does not duplicate, the description of our significant accounting policies in Note 2 to the accompanying financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K, during the six months ended June 30, 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item. Our market risk exposure relates primarily to fluctuations in interest rates, inflation, and changes in the regulatory environment. As of June 30, 2026, our outstanding debt bore interest at fixed rates, and we had limited exposure to interest-rate risk. There have been no material changes in our reported market risks since the end of the most recent fiscal year.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026, due to material weaknesses previously disclosed, including insufficient accounting personnel and segregation of duties and inadequate formal documentation of internal control policies and procedures over financial reporting. Notwithstanding these material weaknesses, management believes that the unaudited condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation activities described in our Annual Report on Form 10-K for the year ended December 31, 2025, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2026, the Company issued 1,925 shares of restricted common stock to members of its Advisory Board and Development Committee as compensation for services, as described in Note 8. These issuances were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder. No underwriters were involved and no commissions were paid.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended June 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

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

AMERICAN CLEAN RESOURCES GROUP, INC.

Dated: August 14, 2026	By:	/s/ TAWANA BAIN
Tawana Bain
Chief Executive Officer and Chairwoman of the Board

Each person whose signature to this Quarterly Report appears below hereby constitutes and appoints Tawana Bain and Luke McPherson as their true and lawful attorney-in-fact and agents, with full power of substitution, to sign on their behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments to this Quarterly Report and any and all instruments or documents filed as part of or in connection with this Quarterly Report or any amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or their substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company, in the capacities and dates indicated.

Name	Title	Date

/s/ TAWANA BAIN	Chief Executive Officer and Chairwoman of the Board	August 14, 2026
Tawana Bain

/s/ LUKE MCPHERSON	Chief Financial Officer	August 14, 2026
Luke McPherson